Form 10-Q/A
period 2013-03-31
CANCER GENETICS, INC
filed 2013-06-04
CIK 1349929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for Cancer Genetics, Inc., for the period ended March 31, 2013, filed with the Securities and Exchange Commission on May 15, 2013 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2)(ii) of Regulation S-T. Exhibit 101 consists of the interactive data files that were not included in the Form 10-Q, as allowed by the 30-day grace period for the first time the registrant submits such files.

No other changes were made to the Form 10-Q. This Amendment No. 1 does not change or update the disclosures set forth in the Form 10-Q as originally filed and does not reflect events that may have occurred subsequent to the original filing of the Form 10-Q.

Item 6. Exhibits.

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation of the Cancer Genetics, Inc.

3.2	Amended and Restated Bylaws of Cancer Genetics, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1, as amended, originally filed on December 30, 2011 with the Securities and Exchange Commission)

10.1	Amendment No. 2 to Affiliation Agreement between Cancer Genetics, Inc. and Mayo Foundation for Medical Education and Research, dated January 4, 2013 (incorporated by reference to Exhibit 10.61 of the Company’s Registration Statement on Form S-1, as amended, originally filed on December 30, 2011 with the Securities and Exchange Commission).

10.2	Letter Agreement between Cancer Genetics, Inc. and John Pappajohn dated February 11, 2013 (incorporated by reference to Exhibit 10.63 of the Company’s Registration Statement on Form S-1, as amended, originally filed on December 30, 2011 with the Securities and Exchange Commission).

10.3	Letter Agreement between Cancer Genetics, Inc. and John Pappajohn (on behalf of his spouse) dated February 13, 2013 (incorporated by reference to Exhibit 10.64 of the Company’s Registration Statement on Form S-1, as amended, originally filed on December 30, 2011 with the Securities and Exchange Commission).

10.4	Letter Agreement between Cancer Genetics, Inc. and NNJCA Capital, LLC dated as of February 13, 2013 (incorporated by reference to Exhibit 10.65 of the Company’s Registration Statement on Form S-1, as amended, originally filed on December 30, 2011 with the Securities and Exchange Commission).

10.5	Letter Agreement between Cancer Genetics, Inc. and DAM Holdings, LLC dated February 13, 2013 (incorporated by reference to Exhibit 10.66 of the Company’s Registration Statement on Form S-1, as amended, originally filed on December 30, 2011 with the Securities and Exchange Commission).

10.6	Letter Agreement between Cancer Genetics, Inc. and R.S.K. Chaganti, dated February 13, 2013 (incorporated by reference to Exhibit 10.67 of the Company’s Registration Statement on Form S-1, as amended, originally filed on December 30, 2011 with the Securities and Exchange Commission).

10.7	Letter Agreement, between Meadows Office, L.L.C. and Cancer Genetics, Inc., dated March 8, 2013 (incorporated by reference to Exhibit 10.69 of the Company’s Registration Statement on Form S-1, as amended, originally filed on December 30, 2011 with the Securities and Exchange Commission).

10.8	Form of Loan Extension Agreement for DAM dated March 19, 2013 (incorporated by reference to Exhibit 10.70 of the Company’s Registration Statement on Form S-1, as amended, originally filed on December 30, 2011 with the Securities and Exchange Commission).

10.9	Form of Loan Extension Agreement for Dr. Pecora dated March 19, 2013 (incorporated by reference to Exhibit 10.71 of the Company’s Registration Statement on Form S-1, as amended, originally filed on December 30, 2011 with the Securities and Exchange Commission).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101**	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet at December 31, 2012 and March 31, 2013 (unaudited), (ii) Consolidated Statements of Operations and Comprehensive Loss for the three month periods ended March 31, 2012 and 2013, (iii) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2012 and 2013 (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited)

*	Previously filed on May 15, 2013 as an exhibit to the quarterly report on Form 10-Q for the period ended March 31, 2013.

**	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cancer Genetics, Inc.
(Registrant)

Date: June 4, 2013	/s/ Panna L. Sharma
Panna L. Sharma
President and Chief Executive Officer (Duly authorized signatory)

Date: June 4, 2013	/s/ Elizabeth Czerepak
Elizabeth Czerepak
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation of the Cancer Genetics, Inc.

3.2	Amended and Restated Bylaws of Cancer Genetics, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1, as amended, originally filed on December 30, 2011 with the Securities and Exchange Commission)

10.1	Amendment No. 2 to Affiliation Agreement between Cancer Genetics, Inc. and Mayo Foundation for Medical Education and Research, dated January 4, 2013 (incorporated by reference to Exhibit 10.61 of the Company’s Registration Statement on Form S-1, as amended, originally filed on December 30, 2011 with the Securities and Exchange Commission).

10.2	Letter Agreement between Cancer Genetics, Inc. and John Pappajohn dated February 11, 2013 (incorporated by reference to Exhibit 10.63 of the Company’s Registration Statement on Form S-1, as amended, originally filed on December 30, 2011 with the Securities and Exchange Commission).

10.3	Letter Agreement between Cancer Genetics, Inc. and John Pappajohn (on behalf of his spouse) dated February 13, 2013 (incorporated by reference to Exhibit 10.64 of the Company’s Registration Statement on Form S-1, as amended, originally filed on December 30, 2011 with the Securities and Exchange Commission).

10.4	Letter Agreement between Cancer Genetics, Inc. and NNJCA Capital, LLC dated as of February 13, 2013 (incorporated by reference to Exhibit 10.65 of the Company’s Registration Statement on Form S-1, as amended, originally filed on December 30, 2011 with the Securities and Exchange Commission).

10.5	Letter Agreement between Cancer Genetics, Inc. and DAM Holdings, LLC dated February 13, 2013 (incorporated by reference to Exhibit 10.66 of the Company’s Registration Statement on Form S-1, as amended, originally filed on December 30, 2011 with the Securities and Exchange Commission).

10.6	Letter Agreement between Cancer Genetics, Inc. and R.S.K. Chaganti, dated February 13, 2013 (incorporated by reference to Exhibit 10.67 of the Company’s Registration Statement on Form S-1, as amended, originally filed on December 30, 2011 with the Securities and Exchange Commission).

10.7	Letter Agreement, between Meadows Office, L.L.C. and Cancer Genetics, Inc., dated March 8, 2013 (incorporated by reference to Exhibit 10.69 of the Company’s Registration Statement on Form S-1, as amended, originally filed on December 30, 2011 with the Securities and Exchange Commission).

10.8	Form of Loan Extension Agreement for DAM dated March 19, 2013 (incorporated by reference to Exhibit 10.70 of the Company’s Registration Statement on Form S-1, as amended, originally filed on December 30, 2011 with the Securities and Exchange Commission).

10.9	Form of Loan Extension Agreement for Dr. Pecora dated March 19, 2013 (incorporated by reference to Exhibit 10.71 of the Company’s Registration Statement on Form S-1, as amended, originally filed on December 30, 2011 with the Securities and Exchange Commission).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101**	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet at December 31, 2012 and March 31, 2013 (unaudited), (ii) Consolidated Statements of Operations and Comprehensive Loss for the three month periods ended March 31, 2012 and 2013, (iii) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2012 and 2013 (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited)

*	Previously filed on May 15, 2013 as an exhibit to the quarterly report on Form 10-Q for the period ended March 31, 2013.

**	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.