Form 10-Q
period 2013-06-30
CANCER GENETICS, INC
filed 2013-08-05
CIK 1349929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of August 5, 2013, there were 4,344,619 shares of common stock, par value $0.0001 of Cancer Genetics, Inc. outstanding.

CANCER GENETICS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Cancer Genetics, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,940,808	$819,906
Accounts receivable, net of allowance for doubtful accounts of $36,000	1,263,241	850,545
Other current assets	708,914	489,278

Total current assets	3,912,963	2,159,729

FIXED ASSETS, net of accumulated depreciation	856,433	964,923

OTHER ASSETS
Security deposits	1,564	1,564
Restricted cash	300,000	250,000
Loan guarantee and financing fees, net of accumulated amortization of 2013 $996,145; 2012 $929,498	892,855	1,907,502
Patents	348,828	324,764
Deferred offering costs	142,941	3,343,289

	1,686,188	5,827,119

Total Assets	$6,455,584	$8,951,771

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,743,141	$4,578,761
Obligations under capital leases, current portion	16,211	17,158
Deferred revenue	318,781	468,010
Notes payable, current portion	1,564,014	3,836,567
Line of credit	7,996,500	2,871,200

Total current liabilities	12,638,647	11,771,696
Obligations under capital leases	—	7,490
Deferred rent payable	167,543	164,298
Notes payable, long-term	—	2,440,683
Line of credit	—	6,000,000
Warrant liability	518,000	12,549,000

Total liabilities	13,324,190	32,933,167
STOCKHOLDERS’ DEFICIT
Series A Preferred Stock, authorized 588,000 shares $0.0001 par value (converted to common stock on April 10, 2013-Note 4), 587,691 shares issued and outstanding in 2012	—	59
Series B Preferred Stock, authorized 2,000,000 shares $0.0001 par value (converted to common stock on April 10, 2013-Note 4), 1,821,600 shares issued and outstanding in 2012	—	182
Common stock, authorized 100,000,000 and 24,000,000 shares, respectively, $0.0001 par value, 4,316,691 and 1,349,936 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	432	135
Additional paid-in capital	48,864,777	24,970,255
Treasury stock	—	(17,442)
Accumulated deficit	(55,733,815)	(48,934,585)

Total Stockholders’ Deficit	(6,868,606)	(23,981,396)

Total Liabilities and Stockholders’ Deficit	$6,455,584	$8,951,771

See Notes to Unaudited Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$1,831,649	$1,148,475	$3,050,316	$1,983,227
Cost of revenues	1,279,274	1,085,633	2,349,294	1,908,685

Gross profit	552,375	62,842	701,022	74,542

Operating expenses:
Research and development	455,570	526,730	950,597	1,050,241
Sales and marketing	446,468	376,281	831,955	715,849
General and administrative	1,384,123	1,393,495	2,961,374	2,329,652

Total operating expenses	2,286,161	2,296,506	4,743,926	4,095,742

Loss from operations	(1,733,786)	(2,233,664)	(4,042,904)	(4,021,200)

Other (expense) income:
Interest expense	(389,319)	(1,082,797)	(1,683,308)	(1,947,778)
Interest income	744	—	1,354	—
Debt conversion costs	(6,849,830)	—	(6,849,830)	—
Change in fair value of warrant liability	(170,000)	1,456,000	5,129,000	3,036,000

Total other (expense) income	(7,408,405)	373,203	(3,402,784)	1,088,222

Loss before income taxes	(9,142,191)	(1,860,461)	(7,445,688)	(2,932,978)
Income tax provision (benefit)	—	—	(663,900)	—

Net loss	$(9,142,191)	$(1,860,461)	$(6,781,788)	$(2,932,978)

Basic net loss per share	$(2.29)	$(1.38)	$(2.54)	$(2.19)

Diluted net loss per share	$(2.29)	$(2.32)	$(4.46)	$(4.20)

Basic Weighted Average Shares Outstanding	3,985,663	1,346,124	2,667,799	1,337,702

Diluted Weighted Average Shares Outstanding	3,985,663	1,429,735	2,667,799	1,421,313

See Notes to Unaudited Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the year six-months ended June 30, 2013 (Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Stock	Deficit	Total
Balance, December 31, 2012	587,691	$59	1,821,600	$182	1,349,936	$135	$24,970,255	$(17,442)	$(48,934,585)	$(23,981,396)
Stock based compensation— employees	—	—	—	—	—	—	215,219	—	—	215,219
Stock based compensation— non-employees	—	—	—	—	—	—	54,650	—	—	54,650
Conversion of preferred stock into common stock	(587,691)	(59)	(1,821,600)	(182)	1,287,325	129	112	—	—	—
Conversion of debt into common stock	—	—	—	—	963,430	96	12,595,970	—	—	12,596,066
Issuance of common stock in IPO, net of offering costs	—	—	—	—	690,000	69	3,742,574	—	—	3,742,643
Issuance of common stock pursuant to license agreement	—	—	—	—	2,000	—	20,000	—	—	20,000
Reclassification of derivative warrants						—	7,170,000	—	—	7,170,000
Exercise of warrants	—	—	—	—	24,000	3	95,997	—	—	96,000
Retirement of treasury stock	—	—	—	—	—	—	—	17,442	(17,442)	—
Net loss	—	—	—	—	—	—	—	—	(6,781,788)	(6,781,788)

Balance, June 30, 2013	—	$—	—	$—	4,316,691	$432	$48,864,777	$—	$(55,733,815)	$(6,868,606)

See Notes to Unaudited Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(6,781,788)	$(2,932,978)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	151,066	173,496
Amortization	7,615	7,614
Provision for bad debts	—	(4,543)
Equity-based consulting and compensation expenses	215,219	564,684
Equity-based research and development expenses	74,650	—
Change in fair value of warrant liability	(5,129,000)	(3,036,000)
Amortization of loan guarantee and financing fees	612,605	547,381
Accretion of discount on debt	581,193	928,463
Deferred rent	3,245	4,741
Deferred initial public offering costs expensed	617,706	—
Write-off of debt conversion costs	6,849,830	—
Change in working capital components:
Accounts receivable	(412,696)	(43,211)
Other current assets	(219,636)	(205,525)
Accounts payable, accrued expenses and deferred revenue	(335,837)	(105,807)

Net cash (used in) operating activities	(3,765,828)	(4,101,685)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(42,576)	(27,333)
Patent costs	(31,679)	(149,000)
Increase in restricted cash	(50,000)	(50,000)

Net cash (used in) investing activities	(124,255)	(226,333)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(8,437)	(21,474)
Proceeds from initial public offering of common stock, net of offering costs	5,054,514	—
Payment of equity issuance costs for secondary public offering	(92,941)	(1,286,199)
Proceeds from warrant exercises	96,000	619,980
Proceeds from borrowings on notes payable	—	3,000,000
Principal payments on notes payable	(38,151)	—

Net cash provided by financing activities	5,010,985	2,312,307

Net increase (decrease) in cash and cash equivalents	1,120,902	(2,015,711)
CASH AND CASH EQUIVALENTS
Beginning	819,906	2,417,256

Ending	$1,940,808	$401,545

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$489,509	$484,936
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Warrants issued for financing fees	$47,000	$601,000
Warrants issued with debt	—	940,000
Warrants issued for debt guarantee fee	—	755,000
Accrued offering costs	50,000	1,140,626
Offering costs discounted	733,250	—
Accrued expenses reclassified as derivative warrant liability	221,000	148,000
Accrued expenses recorded as financing fees	—	274,000
Retirement of treasury stock	17,442	—
Conversion of notes payable, lines of credit and accrued interest to common stock	9,364,300	—
Conversion of preferred stock to common stock	241	—
Reclassification of derivative warrants	7,170,000	—
Reclassification of deferred offering costs to additional paid-in capital	1,992,333	—

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1. Organization, Description of Business, Reverse Stock Splits and Initial Public Offering

We were incorporated in the State of Delaware on April 8, 1999 and have offices and a laboratory located in Rutherford, New Jersey. Our wholly owned subsidiary, Cancer Genetics Italia SRL (“CGI Italia”), manages the manufacturing and manufactures DNA probes. CGI Italia had approximately $311,000 and $329,000 in total assets at June 30, 2013 and December 31, 2012, respectively, and approximately $48,000 and $21,000 in total revenue for the three months ended June 30, 2013 and 2012, and approximately $92,000 and $36,000 in total revenue for the six months ended June 30, 2013 and 2012 respectively.

We are a diagnostics company focused on developing and commercializing proprietary genomic tests and services to improve the diagnosis, prognosis and response to treatment of cancer (theranosis). Our proprietary tests target cancers where prognosis information is critical and where predicting treatment outcomes using currently available techniques is limited. These cancers include hematological, urogenital and HPV-associated cancers. We have commercially launched MatBA® -CLL, -SLL, DLBCL and UroGenRA kidney as lab developed tests in the United States, and seek to provide our tests and services to oncologists and pathologists at hospitals, cancer centers and physician offices, as well as to biopharmaceutical companies and clinical research organizations for their clinical trials.

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

Initial Public Offering

On April 10, 2013, we sold 690,000 shares of common stock at a public offering price of $10.00 per share and completed our initial public offering (“IPO”) with gross proceeds of $6.9 million (net proceeds of $5 million). Upon the closing of the IPO, all shares of our then-outstanding Series A and Series B convertible preferred stock automatically converted into an aggregate of 1,287,325 shares of common stock. Concurrent with the IPO, certain derivative warrants with a fair value of $7.2 million were reclassified into equity due to the lapsing of anti-dilution provisions in the warrants. Also concurrent with the IPO, $9.6 million of debt converted into 963,430 shares of common stock. All references to our Series A convertible preferred stock in this quarterly report on Form 10-Q refer collectively to the Series A and Series A-1 convertible preferred shares.

Note 2. Significant Accounting Policies

Basis of presentation: The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for interim reporting as they are prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2012 that are included in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on April 5, 2013 (Prospectus). The consolidated balance sheet as of December 31, 2012, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. Interim financial results are not necessarily indicative of the results that may be expected for future interim periods or for the year ending December 31, 2013.

Liquidity/Going Concern: Our primary sources of liquidity have been funds generated from debt financing, the sale of shares of common and preferred stock, grants in lieu of federal income tax credits, National Institute of Health grants and sales of state NOL carryforwards. We intend to attempt to raise additional financing in the third quarter of 2013, which might not be available on favorable terms, if at all. On June 5, 2013, we filed a registration statement on Form S-1 for a proposed public offering of $15.0 million of our common stock. We can provide no assurances that we will be able sell shares of our common stock in the proposed offering on favorable terms or at all. We can provide no assurances that any additional sources of financing will be available to us on favorable terms, if at all. If we are unable to secure additional financings we would scale back our general and administrative activities and certain of our research and development activities.

We believe our current cash resources will be sufficient to satisfy our liquidity requirements at our current level of operations only through August 31, 2013 and then only if we are able to extend the payment of $3.5 million in outstanding indebtedness that matures on August 15, 2013. We need to raise additional financing in the near term, through the proposed offering or otherwise, to repay certain indebtedness and fund our current level of operations. Even if further extensions are obtained, we anticipate that we will need to secure additional financing to provide sufficient cash for normal operations.

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

Deferred Offering costs: Deferred offering costs represent legal, accounting and other direct costs related to our effort to raise capital through a stock offering. Future costs related to our offering activities will be deferred until the completion of the offering, at which time they will be reclassified to additional paid-in capital as a reduction of the offering proceeds. During the six months ended June 30, 2013, $617,706 in deferred offering costs were expensed in connection with our IPO and approximately $2.5 million in deferred offering costs were reclassified to additional paid-in capital. Additionally, $733,250 in deferred offering costs were reduced due to discounts given by vendors associated with that offering and $120,000 was refunded. At June 30, 2013 we had $143,000 in deferred offering costs in connection with the anticipated additional financing referred to above.

Warrant liability: We have issued certain warrants which contain an exercise price adjustment feature in the event we issue additional equity instruments at a price lower than the exercise price of the warrant. The warrants are described herein as derivative warrants. We account for these derivative warrants as liabilities. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the binomial lattice valuation pricing model with the assumptions as follows: The risk-free interest rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve. The expected life of the warrants is based upon the contractual life of the warrants. Volatility is estimated based on an average of the historical volatilities of the common stock of four entities with characteristics similar to those of the Company. Prior to our IPO, the measurement date fair value of the underlying common shares was based upon an external valuation of our shares. (See Notes 8 and 9). Subsequent to the IPO, we use the closing price of our shares on the OTC Bulletin Board.

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

Income taxes: Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred income taxes. Deferred income taxes are recognized for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred income taxes are also recognized for net operating loss carryforwards that are available to offset future taxable income and research and development credits. On January 22, 2013, we sold certain state net operating loss carryforwards. The proceeds of $663,900 are included in our income tax benefit for the six months ended June 30, 2013.

Registration payment arrangements: We account for our obligations under registration payment arrangements in accordance with ASC 825-20, Registration Payment Arrangements. ASC 825-20 requires us to record a liability if we determine a registration payment is probable and if it can reasonably be estimated. As of June 30, 2013 and December 31, 2012, we have an accrued liability of $300,000 and $541,000, respectively, related to registration rights obligations associated with the issuance of Series B preferred stock and certain notes payable.

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

Subsequent events: We have evaluated potential subsequent events through August 5, 2013, which is the date the financial statements were issued.

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

Basic net income (loss) and diluted net loss per share data were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) for basic earnings per share	$(9,142,191)	$(1,860,461)	$(6,781,788)	$(2,932,978)
Less gain in fair value of warrant liability	—	1,456,000	5,129,000	3,036,000

Net (loss) for diluted earnings per share	$(9,142,191)	$(3,316,461)	$(11,910,788)	$(5,968,978)

Denominator:
Weighted-average basic common shares outstanding	3,985,663	1,346,124	2,667,799	1,337,702
Assumed conversion of dilutive securities:
Common stock purchase warrants	—	83,611	—	83,611

Potentially dilutive common shares	—	83,611	—	83,611

Denominator for diluted earnings per share – adjusted weighted-average shares	3,985,663	1,429,735	2,667,799	1,421,313

Basic net income (loss) per share	$(2.29)	$(1.38)	$(2.54)	$(2.19)

Diluted net loss per share	$(2.29)	$(2.32)	$(4.46)	$(4.20)

The following table summarizes potentially dilutive adjustments to the weighted average number of common shares which were excluded from the calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Common stock purchase warrants	1,926,477	939,729	1,926,477	939,729
Stock options	507,610	584,190	507,610	584,190
Common shares issuable upon conversion of Series A Preferred Stock	—	352,614	—	352,614
Common shares issuable upon conversion of Series B Preferred Stock	—	364,320	—	364,320

	2,434,087	2,240,853	2,434,087	2,240,853

Note 3. Revenue and Accounts Receivable

Revenue by payor type for the three and six months ended June 30, 2013 and 2012 is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Medicare	$151,052	$269,838	$408,115	$408,605
Direct bill (including clinical trials clients)	1,226,852	344,115	1,738,199	684,247
Grants and royalty	—	184,500	—	195,000
Insurance carrier and all others	453,745	350,022	904,002	695,375

	$1,831,649	$1,148,475	$3,050,316	$1,983,227

Accounts receivable by payor type at June 30, 2013 and December 31, 2012 consists of the following:

	June 30, 2013	December 31, 2012
Medicare	$347,677	$193,024
Direct bill (including clinical trials clients)	388,197	339,763
Insurance carrier and all others	563,367	353,758
Allowance for doubtful accounts	(36,000)	(36,000)

	$1,263,241	$850,545

We have historically derived a significant portion of our revenue from a limited number of test ordering sites. Our test ordering sites are largely hospitals, cancer centers, reference laboratories and physician offices, as well as biopharmaceutical companies as part of a clinical trial. Oncologists and pathologists at these sites order the tests on behalf of the needs of their oncology patients or as part of a clinical trial sponsored by a biopharmaceutical company in which the patient is being enrolled. We generally do not have formal, long-term written agreements with such test ordering sites, and, as a result, we may lose these significant test ordering sites at any time.

The top five test ordering sites during the three months ended June 30, 2013 and 2012 accounted for 74% and 62% respectively, of our clinical testing volumes, with 23% and 52% respectively, of the volume coming from community hospitals. During the three months ended June 30, 2013, there was one site which accounted for more than 10% of our revenue: a clinical trials client accounted for approximately 50% of our revenue. During the three months ended June 30, 2012, there were three sites which each accounted for 10% or more of our clinical revenue: a university teaching center accounting for approximately 13%, a community hospital accounted for approximately 11%, and a community hospital network accounted for approximately 11%.

The top five test ordering sites during the six months ended June 30, 2013 and 2012 accounted for 69% and 61%, respectively, of our clinical testing volumes, with 27% and 48%, respectively, of the volume coming from community hospitals. During the six months ended June 30, 2013, there was one site which accounted for more than 10% of our revenue: a clinical trials client accounted for approximately 38% of our revenue. During the six months ended June 30, 2012, there were four sites which each accounted for approximately 10% or more of our clinical revenue: a university teaching center accounting for approximately 17%; a community hospital accounted for approximately 12%; and a clinical trials client and a community hospital network each accounted for approximately 11%.

Note 4. Notes Payable and Lines of Credit

Below is a summary of our short-term and long-term debt obligations as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
December 2011 Financing Transaction	$1,500,000	$4,000,000
Secured Note Payable, short-term	64,014	79,867
Unamortized debt discount	—	(243,300)

Notes Payable, Current Portion	$1,564,014	$3,836,567

Lines of Credit, Current Portion	$8,000,000	$3,000,000
Unamortized Debt Discount	(3,500)	(128,800)

Lines of Credit, Current Portion	$7,996,500	$2,871,200

December 2011 Financing Transaction	$—	$2,000,000
2012 Convertible Debt Financing Transaction	—	3,000,000
December 2012 Bridge Financing Transaction	—	1,000,000
Other Note Payable	—	100,000
Secured Note Payable	—	22,298
Unamortized debt discount	—	(3,681,615)

Notes Payable, Long-Term	$—	$2,440,683

Lines of Credit, Long-Term	$—	$6,000,000

Conversion of Debt concurrent with IPO

On April 10, 2013, we completed our IPO and converted the following indebtedness into shares of common stock at the IPO price of $10.00 per share:

	Converted Amount	Common Shares
December 2011 Financing Transaction	$4,500,000	450,000
2012 Convertible Debt Financing Transaction	3,000,000	300,000
December 2012 Bridge Financing Transaction	1,000,000	100,000
Business Lines of Credit (DAM)	1,000,000	100,000
Other Note Payable and accrued interest	134,300	13,430

	$9,634,300	963,430

In connection with the conversion of debt into common stock, we expensed the applicable remaining debt discounts of $3.5 million, financing fees of $419,000 and a contingently recognizable beneficial conversion feature in the converted debt of $3 million. After conversion of the above debt, we have indebtedness of $6,000,000 outstanding under a line of credit with Wells Fargo, $2,000,000 outstanding under a line of credit with DAM, $1,000,000 outstanding under a note agreement with NNJCA, $500,000 outstanding under a note agreement with Dr. Pecora, and $64,014 outstanding under the secured note payable.

December 2011 Financing Transaction

As of June 30, 2013 we had $1.5 million outstanding under a Credit Agreement dated as of December 21, 2011, as amended and restated as of February 13, 2012.

The Credit Agreement is with John Pappajohn and Andrew Pecora (indirectly through an investment company), both members of our board of directors, and NNJCA Capital, LLC (“NNJCA”), a limited liability company of which Dr. Pecora is a member. Mr. Pappajohn originally provided $4.0 million of financing, NNJCA originally provided $1.5 million of financing and Dr. Pecora provided $500,000 of financing under the Credit Agreement. On April 10, 2013, Mr. Pappajohn converted $4.0 million and NNJCA converted $500,000 into 450,000 shares of our common stock at the IPO price of $10.00 per share concurrent with our IPO.

The loan bears an annual interest rate equal to the prime rate plus 6.25% (9.50% at June 30, 2013) with $1.5 million maturing August 15, 2013. We accrued a fee due to Pecora and NNJCA of $130,000 of which $50,527 was paid upon conversion of the notes. The loan is secured by all of our assets, including our intellectual property, subject to prior first and second liens in favor of Wells Fargo Bank and DAM Holdings, LLC (“DAM”). Pursuant to an intercreditor agreement, the lenders have agreed that all amounts due to DAM are to be paid prior to payment to the lenders under this Credit Agreement, but that as between such lenders, following an event of default, all of the security granted by us is to be applied first to repay obligations due to Dr. Pecora and NNJCA, and then to Mr. Pappajohn after they have been paid in full. As Mr. Pappajohn has guaranteed the Wells Fargo debt, in essence under the intercreditor agreement, NNJCA and Dr. Pecora will be junior only to DAM.

2012 Convertible Debt Financing Transaction

On April 10, 2013, the entire $3 million outstanding under a Restated Credit Agreement dated as of August 27, 2012, as amended and restated as of October 17, 2012, ($1,750,000 provided by Mr. Pappajohn and $1,250,000 provided by Mr. Oman) was converted into 300,000 shares of common stock at the IPO price of $10 per share.

Through April 10, 2013, the loan bore interest at the prime rate plus 6.25% (9.50% at April 10, 2013). In February 2013, because we did not consummate our IPO within 181 days of funding, the lenders received ten-year warrants to purchase an aggregate of 7,059 shares of our common stock (issued in proportion to their respective funding amounts) with an exercise price equal to the lesser of (i) $42.50 per share or (ii) the IPO price per share, which was $10.00. The warrant exercise price is subject to standard anti-dilution protection in the event of stock splits, stock dividends, stock combinations, reclassifications and the like.

December 2012 Bridge Financing Transaction

On April 10, 2013, the entire $1 million outstanding under a credit agreement dated as of December 7, 2012, (all of which was provided by Mr. Pappajohn), was converted into 100,000 shares of common stock at the IPO price of $10 per share.

Through April 10, 2013, the loan bore interest at the prime rate plus 6.25% (9.50% at April 10, 2013). The credit agreement required Mr. Pappajohn to convert the outstanding principal balance into shares of our common stock at a conversion price equal to the lesser of $42.50 or our IPO price and as a result all debt was converted on April 10, 2013 at the IPO price of $10 per share. In March 2013, Mr. Pappajohn received ten-year warrants to purchase an aggregate of 2,353 shares of our common stock with an exercise price equal to the lesser of (i) $42.50 per share or (ii) the IPO or merger price per share, which was $10, because we did not consummate our IPO by March 7, 2013. The warrant exercise price is subject to standard anti-dilution protection in the event of stock splits, stock dividends, stock combinations, reclassifications and the like.

Business Line of Credit – Wells Fargo

At June 30, 2013 and December 31, 2012, we have fully utilized a line of credit with Wells Fargo Bank which provides for maximum borrowings of $6 million. Interest on the line of credit is due monthly equal to 1.75% above the Daily One Month LIBOR rate (1.95% at June 30, 2013). The line of credit requires the repayment of principal, and any unpaid interest, in a single payment due upon maturity. The line of credit matures April 1, 2014, is guaranteed by Mr. Pappajohn, and is collateralized by a first lien on all of our assets including the assignment of our approved and pending patent applications.

Business Line of Credit – DAM

At June 30, 2013 and December 31, 2012, $2 million and $3 million, respectively, was outstanding under a line of credit agreement with DAM. On April 10, 2013, $1 million of indebtedness under this line was converted into 100,000 shares of common stock at the IPO price of $10 per share.

Pursuant to an intercreditor agreement between Mr. Pappajohn and DAM (the “Intercreditor Agreement”), we were required to use the proceeds from our IPO to repay the full amount outstanding under the DAM Loan Agreement before any proceeds can be used to repay any debt outstanding under the Wells Fargo Line of Credit. On February 13, 2013, DAM agreed to convert $1.0 million which had been due April 1, 2013 of outstanding indebtedness into shares of common stock at the IPO price per share. We had accrued a fee due to DAM of $52,500 of which $35,422 was paid upon conversion of the line of credit. On March 19, 2013, the maturity date for $2 million of the DAM debt was extended to mature on August 15, 2013. The DAM debt bears an annual interest rate of 10% payable in equal monthly installments. After a maturity event occurs, interest begins to compound at a rate of 18% per annum until the balance is paid in full.

Secured Note Payable

On September 25, 2012, we entered into a note payable secured by lab equipment due March 25, 2014. The note requires monthly payments of principal and interest at 18% per annum. At June 30, 2013, $64,014 was outstanding under the note. At December 31, 2012, $102,165 was outstanding under the note.

Other Note Payable

At December 31, 2012, notes payable included a $100,000 note payable to Dr. Chaganti, our Chairman of the Board. Accrued interest at December 31, 2012 was approximately $34,300. The note bore interest at 8.5% per annum. On April 10, 2013, the note and accrued interest converted into 13,430 shares of common stock at the IPO price of $10.00 per share.

Note 5. Letter of Credit

Pursuant to the terms of our lease for our Rutherford facility, during the second fiscal quarter of 2013 we restricted an additional $50,000 in cash in addition to the $250,000 that was previously restricted in order to secure a $300,000 letter of credit in favor of our landlord.

Note 6. Capital Stock

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

We are currently authorized to issue up to 9,764,000 shares of preferred stock.

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

At June 30, 2013, 122,390 shares remain available for future awards under the 2008 Plan and 350,000 shares remain available for future awards under the 2011 Plan.

As of June 30, 2013, no stock appreciation rights, restricted stock, or awards other than stock options had been awarded under the Stock Option Plans.

We have also issued 80,000 options outside of the Stock Option Plans.

The Board of Directors authorized an offer to certain employee options holders on the following terms: those employees holding stock options with a strike price of $25.00 or more had the opportunity to exchange their options for 60% of the number of options currently held with an exercise price equal to the IPO price, which was $10.00 per share, and those employees holding stock options with a strike price of $12.50 had the opportunity to exchange their options for 80% of the number of options currently held with an exercise price equal to the IPO price which was $10.00 per share. On April 5, 2013, our initial public offering became effective and 336,300 options with exercise prices ranging from $12.50 to $33.80 were exchanged for 242,070 options with an exercise price of $10.00. In addition, 53,500 options which were approved to be issued and priced at the IPO price were issued to employees with an exercise price of $10.00 per share.

On April 17, 2013, we issued 5,850 options to employees with an exercise price of $11.75 per share as approved by the Board of Directors.

A summary of employee and nonemployee stock option activity for year ended December 31, 2012 and the six months ended June 30, 2013 is as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	Number of Shares	Weighted- Average Exercise Price
Outstanding January 1, 2012	559,990	$12.85	8.10	$11,737,710
Granted	2,400	33.80
Cancelled or expired	(9,050)	23.43

Outstanding December 31, 2012	553,340	$12.76	7.13	$1,142,432
Granted	59,350	10.17
Cancelled or expired	(105,080)	20.61

Outstanding June 30, 2013	507,610	$7.61	6.78	$1,217,614

Exercisable, June 30, 2013	375,358	$6.87	6.44	$1,168,635

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The estimated fair value of our common stock was $9.96 and $9.60 as of June 30, 2013 and December 31, 2012, respectively. No options were exercised during the six months ended June 30, 2013 and 2012.

As of June 30, 2013 and December 31, 2012, total unrecognized compensation cost related to nonvested stock options granted to employees was $879,831 and $846,810, respectively, which we expect to recognize over the next 2.80 and 2.61 years, respectively.

As of June 30, 2013 and December 31, 2012, total unrecognized compensation cost related to nonvested stock options granted to non-employees was $27,300 and $190,500, respectively, which we expect to recognize over the next quarter and six months, respectively. The estimate of unrecognized nonemployee compensation is based on the fair value of the nonvested options as of June 30, 2013 and December 31, 2012.

The following table summarizes information about outstanding and vested stock options granted to employees and non-employees as of June 30, 2013 as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
4.00	175,000	5.84	$4.00	175,000	$4.00
4.80	33,840	6.55	4.80	24,348	4.80
10.00	292,970	7.32	10.00	175,910	10.00
11.75	5,600	9.79	11.75	—	—
12.50	200	7.44	12.50	100	12.50

Total	507,610	6.78	$7.61	375,358	$6.87

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

The following table presents the weighted-average assumptions used to estimate the fair value of options granted to employees during the periods presented:

	Three Months Ended June 30, 2013 A	Six Months Ended June 30,
		2013	2012
Volatility	77.11%	77.11%	74.39%
Risk free interest rate	0.76%	0.76%	1.43%
Dividend yield	0.00%	0.00%	0.00%
Term (years)	5.95	5.95	6.50
Weighted-average fair value of options granted during the period	$6.72	$6.72	$9.34

A	There were no options granted during the three months ended June 30, 2012.

In 2010, we issued an aggregate of 80,000 options to non-employees with an exercise price of $25.00. The following table presents the weighted-average assumptions used to estimate the fair value of options reaching their measurement date for non-employees during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Volatility	76.21%	74.93%	76.04%	74.90%
Risk free interest rate	1.23%	1.44%	1.24%	1.45%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Term (years)	7.46	8.35	7.58	8.52

The following table presents the effects of stock-based compensation related to stock option awards to employees and nonemployees on our Statement of Operations during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenues	$11,967	$5,191	$14,179	$8,431
Research and development	35,962	129,537	90,798	269,112
General and administrative	94,112	86,314	152,267	160,724
Sales and marketing	30,693	66,775	32,625	126,417

Total stock-based compensation	$172,734	$287,817	$289,869	$564,684

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

In connection with the 2012 Convertible Debt Financing Transaction, we granted 4,118 warrants to Mr. Pappajohn and 2,941 warrants to Mr. Oman on February 22, 2013. The warrants have a ten-year term and an exercise price equal to the IPO price of $10.00 per share. These warrants were initially recorded at fair value as a financing fee asset and were amortized over the period of the note to interest expense. The issue date fair value of these warrants was $221,000.

In connection with the December 2012 Bridge Financing Transaction, we granted 2,353 ten-year warrants with an exercise price equal to the IPO price of $10.00 per share to Mr. Pappajohn on March 7, 2013. These warrants were initially recorded at fair value as a financing fee asset and were amortized over the period of the note to interest expense. The issue date fair value of these warrants was $47,000.

On February 11, 2013, John Pappajohn agreed to limit certain anti-dilution rights in his warrants to purchase shares of the Company’s common stock. Subject to the consummation of an IPO prior to April 13, 2013, Mr. Pappajohn agreed that if the final IPO price was below $15.00, the exercise price of the warrants held by him would adjust to $15.00 and the number of shares underlying the warrants would be adjusted as if the IPO price were $15.00 and then there would be no further adjustment to the price or number of shares covered by warrants held by him. In February 2013, certain warrant holders agreed to waive the price and share adjustment provisions of their warrants, except for the anti-dilution provisions related to stock splits, subdivisions and combinations, with respect to an aggregate of 114,030 shares of common stock underlying such warrants, effective immediately following the consummation of our IPO on April 10, 2013 at $10.00 per share.

On April 10, 2013, the Company completed the IPO at $10.00 per share. The shares of common stock issuable upon the exercise of warrants increased by 838,889 shares and the exercise prices of 1,656,860 warrants were adjusted as a result of share and exercise price adjustment features in certain warrants.

On April 29, 2013, the Company received $96,000 from shareholders who exercised warrants to purchase 24,000 shares of common stock at $4.00 per share.

The following table summarizes the warrant activity for the six months ended June 30, 2013:

Issued With / For	Exercise Price		Warrants Outstanding January 1, 2013	2013 Warrants Issued	2013 Warrants Exercised	IPO Adjustments(E)	Warrants Outstanding June 30, 2013
Non-Derivative Warrants:
Financing	$10.00		—	—	—	243,334	243,334
Financing	15.00		—	—	—	436,079	436,079
Debt Guarantee	4.00		228,288	—	(24,000)	—	204,288
Debt Guarantee	10.00		—	—	—	237,500	237,500
Debt Guarantee	15.00		—	—	—	585,645	585,645
Series A Pref. Stock	14.10		65,329	—	—	—	65,329
Consulting	10.00		—	—	—	29,138	29,138

	12.30	F	293,617	—	(24,000)	1,531,696	1,801,313
Derivative Warrants:
Financing	10.00	B	—	—	—	60,000	60,000
Financing	25.00	B	60,000	—	—	(60,000)	—
Financing	42.50	BCD	75,294	—	—	(75,294)	—
Financing	42.50	AD	54,314	2,941	—	(57,255)	—
Financing	42.50	ACD	120,865	6,471	—	(127,336)	—
Debt Guarantee	10.00	A	—	—	—	12,500	12,500
Debt Guarantee	25.00	ACD	212,000	—	—	(212,000)	—
Debt Guarantee	25.00	AD	95,000	—	—	(95,000)	—
Debt Guarantee	25.00	A	5,000	—	—	(5,000)	—
Debt Guarantee	32.45	ACD	40,000	—	—	(40,000)	—
Debt Guarantee	42.50	ACD	38,392	—	—	(38,392)	—
Debt Guarantee	42.50	BCD	37,000	—	—	(37,000)	—
Series B Pref. Stock	10.00	B	—	—	—	52,464	52,464
Series B Pref. Stock	25.00	B	52,464	—	—	(52,464)	—
Consulting	10.00	B	—	—	—	200	200
Consulting	12.50	AD	4,030	—	—	(4,030)	—
Consulting	14.10	AD	10,000	—	—	(10,000)	—
Consulting	25.00	B	200	—	—	(200)	—
Consulting	25.00	AD	4,000	—	—	(4,000)	—

	10.00	F	808,559	9,412	—	(692,807)	125,164

	$12.15	F	1,102,176	9,412	(24,000)	838,889	1,926,477

A	These warrants are subject to fair value accounting and contain exercise price and number of share adjustment features. See Note 9.
B	These warrants are subject to fair value accounting and contain an exercise price adjustment feature. See Note 9.
C	On February 11, 2013, these warrants held by John Pappajohn were amended to limit the adjustment feature(s) to $15.00 per share in an initial public offering (totaling 530,022 warrants).
D	The exercise price and/or number of share adjustment features of these warrants expired and are no longer subject to fair value accounting after our initial public offering.
E

On April 10, 2013 the Company completed the IPO at $10.00 per share. The shares of common stock issuable upon the exercise of warrants outstanding as of June 30, 2013 increased to 1,926,477 shares and the exercise prices of 1,656,860 warrants were adjusted as a result of the share and exercise price adjustment features described above.

F	Weighted average exercise prices are as of June 30, 2013.

Subsequent Events

On July 6, 2013, a warrant holder exercised a warrant to purchase 6,000 shares of common stock at an exercise price of $4.00 per share using the net issuance exercise method whereby 2,072 shares were surrendered as payment in full of the exercise price resulting in a net issuance of 3,928 shares.

On July 8, 2013, the Company received $96,000 from shareholders who exercised warrants to purchase 24,000 shares of common stock at $4.00 per share.

Note 9. Fair Value of Warrants

The following tables summarize the assumptions used in computing the fair value of derivative warrants subject to fair value accounting at the date of issue during the six months ended June 30, 2013 and 2012 and at June 30, 2013, April 5, 2013 (IPO valuation date) and December 31, 2012. In computing the fair value of the warrants, if the stated exercise price of the warrants exceeded the assumed value of the Company stock at the date the fair value was being computed, the exercise price and number of shares (if applicable) underlying the warrants were adjusted to reflect an assumed trigger of the price and/or share adjustment features related to the applicable warrants:

Debt Guarantee	Issued During the Six Months Ended June 30, 2012	As of June 30, 2013	As of April 5, 2013	As of December 31, 2012
Exercise Price	$42.50	$10.00	$13.56	$9.60
Expected life (years)	4.73	1.33	2.42	2.66
Expected volatility	80.47%	56.12%	66.37%	67.71%
Risk-free interest rate	0.90%	0.15%	0.32%	0.37%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Series B	As of June 30, 2013	As of December 31, 2012
Exercise Price	$10.00	$9.60
Expected life (years)	2.42	2.92
Expected volatility	62.22%	61.44%
Risk-free interest rate	0.36%	0.36%
Expected dividend yield	0.00%	0.00%

Consulting	As of June 30, 2013	As of April 5, 2013	As of December 31, 2012
Exercise Price	$10.00	$10.00	$9.60
Expected life (years)	2.65	2.33	2.48
Expected volatility	60.70%	63.20%	63.29%
Risk-free interest rate	0.66%	0.27%	0.28%
Expected dividend yield	0.00%	0.00%	0.00%

	Issued During the Six Months Ended June 30,		Issued During the Three Months Ended June 30, 2012	As of June 30, 2013	As of April 5, 2013	As of December 31, 2012
Financing	2013	2012
Exercise Price	$13.34	$42.50	$42.50	$10.00	$13.21	$9.60
Expected life (years)	9.78	4.84	4.91	2.75	8.30	6.66
Expected volatility	74.70%	79.43%	79.52%	60.95%	73.22%	73.38%
Risk-free interest rate	1.95%	0.84%	0.89%	0.66%	1.44%	1.06%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

The assumed Company stock price used in computing the warrant fair value for warrants issued during the six months ended June 30, 2013 was $9.60 – $9.96 and $29.85 – $33.80 for the six months ended June 30, 2012. In determining the fair value of warrants issued at each reporting date, the assumed Company stock price was $9.96 at June 30, 2013 and $9.60 at December 31, 2012.

The following table summarizes the derivative warrant activity subject to fair value accounting for the six months ended June 30, 2013:

Issued with/for	Fair value of warrants outstanding as of December 31, 2012	Fair value of warrants issued	Reclassification to equity in IPO	Change in fair value of warrants	Fair value of warrants outstanding as of June 30, 2013
Series B Preferred Stock	$230,000	$—	$—	$(12,000)	$218,000
Debt Guarantee	5,679,000	—	(2,514,000)	(3,129,000)	36,000
Consulting	147,000	—	(108,000)	(38,000)	1,000
Financing	6,493,000	268,000	(4,548,000)	(1,950,000)	263,000

	$12,549,000	$268,000	$(7,170,000)	$(5,129,000)	$518,000

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$518,000	—	—	$518,000

	December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$12,549,000	—	—	$12,549,000

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

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the six months ended June 30:

	2013	2012
Balance as of January 1	$12,549,000	$11,113,000
Issuances of derivative financial instruments	268,000	2,296,000
Derivative financial instruments reclassified to equity in IPO	(7,170,000)
Unrealized (gain) loss related to change in fair value	(5,129,000)	(3,036,000)

Balance as of June 30	$518,000	$10,373,000

Note 11. Joint Venture Agreement

In November 2011, we entered into an affiliation agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) pursuant to which we formed a joint venture with Mayo in May 2013. The joint venture will take the form of a limited liability company, with each party initially holding fifty percent of the issued and outstanding membership interests of the new entity (the “JV”). In exchange for the membership interests in the JV, we are required to make an initial capital contribution of $1.0 million (and potentially capital contributions up to $6.0 million, subject to the joint venture entity’s achievement of certain operational milestones) over the next three years. The initial capital contribution was due on July 31, 2013, and not made, but while no assurances can be given, we believe Mayo will not declare a default and will extend the date for this payout. In exchange for its membership interests, Mayo’s capital contribution will take the form of cash, staff, services, hardware and software resources, laboratory space and instrumentation, the fair market value of which will be approximately equal to $6 million. Mayo’s continued contribution will also be conditioned upon the JV’s achievement of certain milestones. We are currently negotiating an amendment to our agreement to fund the joint venture to extend the dates and our payment schedule.

Note 12. Related Party Transactions

John Pappajohn, a member of the Board of Directors and stockholder, personally guarantees our revolving line of credit with Wells Fargo Bank. As consideration for his guarantee, as well as each of the eight extensions of this facility through June 30, 2013, Mr. Pappajohn received warrants to purchase an aggregate of 1,051,506 shares of common stock of which Mr. Pappajohn assigned warrants to purchase 284,000 shares of common stock to certain third parties. Warrants to purchase 395,825 shares of common stock have been exercised by Mr. Pappajohn through June 30, 2013. After adjustment pursuant to the terms of the warrants in conjunction with our IPO, the number of these warrants outstanding retained by Mr. Pappajohn was 585,645 at $15.00 per share and 44,288 at $4.00 per share.

In addition, John Pappajohn also has loaned us an aggregate of $6,750,000. In connection with these loans, Mr. Pappajohn received warrants to purchase an aggregate of 202,630 shares of common stock. After adjustment pursuant to the terms of the warrants in conjunction with our IPO, the number of warrants outstanding was 436,079 at $15.00 per share at June 30, 2013.

As of June 30, 2013 we had $1.5 million outstanding under a Credit Agreement dated as of December 21, 2011, as amended and restated as of February 13, 2012. Andrew Pecora (indirectly through an investment company), a member of our board of directors, and NNJCA, a limited liability company of which Dr. Pecora is a member originally provided $1.5 million and $500,000 of financing, respectively. On April 10, 2013, NNJCA converted $500,000 of its outstanding indebtedness into 50,000 shares of our common stock at the IPO price of $10.00 per share concurrent with our IPO.

The loan bears an annual interest rate equal to the prime rate plus 6.25% (9.50% at June 30, 2013) with the remaining $1.5 million maturing August 15, 2013. We had accrued a fee due to Pecora and NNJCA of $130,000 of which $50,527 was paid upon conversion of the notes. The loan is secured by all of our assets, including our intellectual property, subject to prior first and second liens in favor of Wells Fargo Bank and DAM Holdings, LLC (“DAM”). Pursuant to an intercreditor agreement, the lenders have agreed that all amounts due to DAM are to be paid prior to payment to the lenders under this Credit Agreement, but that as between such lenders, following an event of default, all of the security granted by us is to be applied first to repay obligations due to Dr. Pecora and NNJCA, and then to Mr. Pappajohn after they have been paid in full. As Mr. Pappajohn has guaranteed the Wells Fargo debt, in essence under the intercreditor agreement, NNJCA and Dr. Pecora will be junior only to DAM

On May 19, 2006, we issued a convertible promissory note in favor of our Chairman and founder, Dr. Chaganti, the holder, which obligates us to pay the holder the sum of $100,000, together with interest at the rate of 8.5% per annum, due April 1, 2014. Interest expense for the six months ended June 30, 2013 and 2012 totaled $2,357 and $4,200, respectively. (see Note 4 for additional information regarding the conversion of the promissory note into common stock concurrent with our IPO on April 10, 2013.). Pursuant to a consulting and advisory agreement, Dr. Chaganti also received options to purchase a total of 36,000 shares of common stock at price of $10.00 per share which vested over a two year period. Total non-cash stock-based compensation recognized under the consulting agreement for the six months ended June 30, 2013 and 2012 were $54,650 and $254,500, respectively. Additionally, we entered into a three-year consulting agreement with Dr. Chaganti expiring on September 30, 2013 pursuant to which Dr. Chaganti receives $5,000 per month for providing consulting and technical support services. Total expenses for each of the six month periods ended June 30, 2013 and 2012 were $30,000.

On August 15, 2010, we entered into a two-year consulting agreement with Dr. Pecora, a member of our board of directors, pursuant to which Dr. Pecora received $5,000 per month for providing consulting and advisory services. Dr. Pecora also received stock options under the consulting and advisory agreement to purchase a total of 12,000 shares of common stock at price of $10.00 per share which vested over a two year period. The cash component of this agreement was terminated by mutual consent in 2011. Total non-cash stock-based compensation recognized under the consulting agreement for the six months ended June 30, 2013 and 2012 were $0 and $112,320, respectively.

In August 2010, we entered into a consulting agreement with Equity Dynamics, Inc., an entity controlled by John Pappajohn, pursuant to which Equity Dynamics, Inc. receives a monthly fee of $10,000 plus reimbursement of expenses. Total consulting fees for each of the six month periods ended June 30, 2013 and 2012 were $60,000. As of June 30, 2013, we owed Equity Dynamics, Inc. $86,917.

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

Overview

We are an early-stage diagnostics company focused on developing and commercializing proprietary genomic tests and services to improve and personalize the diagnosis, prognosis and response to treatment (theranosis) of cancer. Our proprietary tests target cancers that are complicated to prognose and for which it is difficult to predict treatment outcomes using currently available mainstream techniques. These cancers include hematological, urogenital and HPV-associated cancers. We provide our proprietary tests and services along with a comprehensive range of non-proprietary oncology-focused tests and laboratory services, to oncologists and pathologists at hospitals, cancer centers, reference laboratories and physician offices, as well as to biopharmaceutical companies and clinical research organizations for their clinical trials. To date, we have engaged in only limited sales and marketing activities and have generated most of our revenue through sales of our non-proprietary testing services to a limited number of oncologists, pathologists, community hospitals and biotechnology and pharmaceutical companies located mostly in the eastern and midwestern United States. Our non-proprietary laboratory testing services include molecular testing, sequencing, mutational analysis, flow cytometry testing, histology testing and cytology testing. We are currently offering our tests and laboratory services in our 17,936 square foot state-of-the-art laboratory located in Rutherford, New Jersey, which has been accredited by the College of American Pathologists, which is one of six approved accreditation methods under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), to perform high complexity testing.

Our proprietary tests are based principally on our expertise in specific cancer types, test development methodologies and proprietary algorithms correlating genetic events with disease specific information. We have commercially launched MatBA®-CLL, our first proprietary microarray test for chronic lymphocytic leukemia (“CLL”) for use in our CLIA-accredited clinical laboratory. In January 2012, we received CLIA approval for MatBA®-SLL, our proprietary microarray for risk stratification in small lymphocytic lymphoma (“SLL”), and we are currently offering MatBA®-SLL in our laboratory. In February 2013, we received CLIA approval for MatBA®-DLBCL, our proprietary microarray for diagnosis, prognosis and patient monitoring in diffuse large B cell lymphoma (“DLBCL”). In May 2013, we commercially launched UroGenRATM, our proprietary microarray for the diagnosis and prognosis of patients with kidney cancer for use in our CLIA-accredited clinical laboratory. We have also launched FHACT™ for cervical cancer outside the United States. In addition, we are developing a series of other proprietary genomic tests in our core oncology markets. Revenues from our proprietary MatBA® test represented approximately 4% of our 2012 revenues. Due to the recent introduction of this test, the small numbers involved in our revenues, and the variability expected with the adoption of any new tests, no assurance or prediction can be given with respect to the level of revenues from our proprietary tests in the future.

We have established collaborative relationships with key thought leaders in oncology, which enable us to develop and validate the effectiveness and utility of our tests in a clinical setting and which provide us access to clinically-robust patient data. For example, we formed a joint venture in May 2013 with Mayo Foundation for Medical Education and Research which, once funded by us, will focus on developing oncology diagnostic services and tests utilizing next-generation sequencing. Additionally, we agreed to a research collaboration with Memorial Sloan-Kettering Cancer Center and the Cleveland Clinic to validate our renal-cancer microarray, UroGenRA™-Renal.

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

We believe that we can be successful by offering cancer professionals a fully-integrated menu of oncology-focused proprietary and non-proprietary tests and customized laboratory services. Based on our discussions with leading researchers in the oncology field and interactions with our collaborators, as well as information we learn through performing the non-proprietary genetic diagnostic testing services, which are focused on the specific oncology categories where we are developing our proprietary tests, we believe our proprietary tests provide superior diagnostic and prognostic values than currently available tests. In particular, our proprietary tests deliver a level of genomic information not provided by other currently available tests. For example, the majority of current cytogenetic analysis for CLL and SLL that is available in clinical laboratories today assesses gain and loss in genomic material at four specific sites. There are two other marketed arrays for CLL (GenPath/Bioreference Laboratories and Quest) of which we are aware. Both of these arrays report out gains and losses at four to five genomic sites. MatBA®-CLL, on the other hand, is designed to report out gains and losses at twenty genomic sites and MatBA®-SLL can report out gains and losses at thirteen genomic sites. We believe our ability to rapidly translate research insights about the genetics and molecular mechanisms of cancer into the clinical setting will improve patient treatment and management and that this approach will become a key component in the standard of care for personalized cancer treatment.

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

We expect to continue to incur significant losses for the near future. We incurred losses of $6.7 million and $19.9 million for fiscal years ended December 31, 2012 and 2011, respectively. As of June 30, 2013, we had an accumulated deficit of $55.7 million. Changes in fair value of some of our common stock warrants have significantly impacted our results in recent periods. In particular, changes in the fair value of some of our common stock warrants accounted for a large portion of our losses in 2011 and 2010, whereas in 2012 and the first half of 2013 we recognized non-cash income as a result of the change in fair value of such warrants. Accounting rules require us to record certain of our warrants as a liability, measure the fair value of these warrants each quarter and record changes in that value in earnings. Consequently, we may be exposed to non-cash charges, or we may record non-cash income, as a result of this warrant exposure in future periods. During 2012 we borrowed additional funds and restructured certain of our outstanding debt obligations, and issued additional warrants to our debt holders. As a result of these borrowings and restructurings, we incurred a significant one-time, non-cash debt and warrant restructuring charge and increased interest expense in 2012 and may incur additional non-cash income or expense related to our outstanding warrants in future periods.

On April 10, 2013, we completed our IPO. In connection with the IPO, $9.6 million of debt was converted into common stock at the IPO price of $10.00 per share. In connection with the conversion of debt into common stock, we expensed the applicable remaining debt discounts of $3.5 million, financing fees of $419,000 and a contingently recognizable beneficial conversion feature in the converted debt of $3.0 million. For the six months ended June 30, 2013, the change in the fair value of our warrant liability resulted in $5.1 million in non-cash income. The fair market value of certain of our outstanding common stock warrants that we are required to account for as liabilities decreased during the six months ended June 30, 2013. The decrease principally resulted from a shareholder, Mr. John Pappajohn, limiting certain anti-dilution rights in his warrants to purchase shares of the Company’s common stock resulting in a lower fair value of the warrant liability and non-cash income during this period.

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

Due to the early stage nature of our business and our limited sales and marketing activities to date, we have historically derived a significant portion of our revenue from a limited number of test ordering sites, although the test ordering sites that generate a significant portion of our revenue have changed from period to period. Our test ordering sites are largely hospitals, cancer centers, reference laboratories and physician offices, as well as biopharmaceutical companies as part of a clinical trial. Oncologists and pathologists at these sites order the tests on behalf of the needs of their oncology patients or as part of a clinical trial sponsored by a biopharmaceutical company in which the patient is being enrolled. For the year ended 2012, our top five test ordering sites accounted for 58% of our clinical testing volume with approximately 46% of the volume coming from community hospitals. For the year ended December 31, 2011, our top five test ordering sites represented approximately 63% of our clinical testing volume, with approximately 29% of the volume coming from community hospitals. For the year ended December 31, 2011, we generated revenue from two test ordering sites that represented 10% or more of our revenue: a community hospital accounted for approximately 18% of our revenue and a community oncology practice accounted for approximately 11% of our revenue. For the year ended December 31, 2012, three test ordering sites accounted for 10% or more of our revenue; a university teaching center accounted for approximately 11%; a clinical trial client accounted for approximately 13% and a community hospital accounted for approximately 10%. The loss of any one of these test ordering sites would not materially adversely affect our results of operations. The top five test ordering sites during the six months ended June 30, 2013 and 2012 accounted for 69% and 61%, respectively, of our clinical testing volumes, with 27% and 48%, respectively, of the volume coming from community hospitals. During the six months ended June 30, 2013, there was one site which accounted for more than 10% of our revenue: a clinical trial client accounted for approximately 38% of our revenue. During the six months ended June 30, 2012, there were four sites which each accounted for approximately 10% or more of our clinical revenue: a university teaching center accounting for approximately 17%; a community hospital accounted for approximately 12%, and; a clinical trial client and a community hospital network each accounted for approximately 11%. The top five test ordering sites during the three months ended June 30, 2013 and 2012 accounted for 74% and 62% respectively, of our clinical testing volumes, with 23% and 52% respectively, of the volume coming from community hospitals. During the three months ended June 30, 2013, there was one site which accounted for more than 10% of our revenue: a clinical trial client accounted for approximately 50% of our revenue. During the three months ended June 30, 2012, there were three sites which each accounted for 10% or more of our clinical revenue: a university teaching center accounting for approximately 13%, a community hospital accounted for approximately 11%, and a community hospital network accounted for approximately 11%.

We receive revenue for our clinical laboratory services from private insurance carriers and other non-Medicare payors (such as unions and self-insured plans), Medicare, “direct bill” customers, and grants. Direct bill customers are institutions that choose, generally at the beginning of our relationship, to pay for our laboratory services directly, as opposed to having patients (or their insurers) pay for those services and providing us with the patients’ insurance information. For instance, bio-pharmaceutical companies generally are direct bill customers. A hospital may elect to be a direct bill customer, and pay our bills directly, or may provide us with patient information so that their patients pay our bills, in which case we generally look to payment from their private insurance carrier or Medicare. In a few instances, we have arrangements where a hospital may have two accounts with us, so that certain tests are direct billed to the hospital, and certain tests are billed to and paid by a patient’s insurer. The billing arrangements generally are dictated by our customers and in accordance with state and federal law. In 2012, private insurance accounted for approximately 30% of our total revenue, Medicare accounted for approximately 18% of our total revenue, direct bill clients accounted for 37% of our total revenue and the balance of our revenue was attributable to grants and sales of our DNA probes. In 2011, private insurance accounted for approximately 51% of our total revenue, Medicare accounted for approximately 24% of our total revenue, direct-bill clients comprised approximately 12% of our total revenue and the balance of our revenue was attributable to grants and sales of our DNA probes. As we expand our portfolio of tests and services, our sales activities and our ExpandDX™ program, we expect the percentage of revenue from direct-bill customers may decrease over the long term. However, during 2012 we started working with a community hospital that preferred the direct bill model and a new direct bill clinical trial services customer, which resulted in a significant increase in direct bill customers as a percentage of revenue for 2012. It is too early in our development to predict whether our experience during 2012 indicates a reversal in the trend we had seen in prior years or simply a variation as we attempt to expand our business and introduce new community hospitals, regional laboratories or clinical trial services customers in a particular period. On average, we generate less revenue per test from direct-bill customers than from other third-party payors but we also have reduced sales cost associated with direct bill clients and significantly reduced collections risk from direct-bill customers and have not experienced any significant collection issues or expenses as a result. Typically, we negotiate discounts in the range of 5% to 20% with direct bill clients depending on the volume of business in a twelve month period.

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

Results of Operations

Three Months Ended June 30, 2013 and 2012

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three Months Ended June 30,		Change
	2013	2012	$	%
(dollars in thousands)
Revenue	$1,832	$1,148	$684	60%
Cost of revenues	1,279	1,086	193	18%
Research and development expenses	456	527	(71)	(13%)
Sales and marketing expenses	447	376	71	19%
General and administrative expenses	1,384	1,393	(9)	(1%)

Total Operating Loss	(1,734)	(2,234)	500	(22%)
Interest expense, net	(388)	(1,082)	694	64%
Debt conversion costs	(6,850)	—	(6,850)	n/a
Change in fair value of warrant liability	(170)	1,456	(1,626)	(112%)

Loss before income taxes	(9,142)	(1,860)	(7,282)	392%
Income tax (benefit) expense	—	—	—	—

Net Loss	$(9,142)	$(1,860)	$(7,282)	392%

Revenue

Revenue increased 60%, or $684,000, to $1.8 million for the three months ended June 30, 2013, from $1.1 million for the three months ended June 30, 2012, primarily due to an increase in test volume. Our average revenue (excluding grant revenue and probe revenue) per test decreased by 4% to $557 per test for the three months ended June 30, 2013, from $581 per test for the three months ended June 30, 2012, principally due to a decrease in the average revenue per test for tests reimbursed under Medicare. Our test volume increased by 97% to 3,204 for the three months ended June 30, 2013, from 1,623 for the three months ended June 30, 2012 due to an increase in tests performed for a significant clinical trials client. Grant revenue decreased $184,500 to $0 for the three months ended June 30, 2013, from the three months ended June 30, 2012, due to the completion of scheduled drawdowns. MatBA® revenue for the three months ended June 30, 2013 was $265,000 or 14% of revenue, compared to $27,000 or 2% of revenue for the three months ended June 30, 2012.

Revenue from private insurance carriers and other non-Medicare payors increased 23%, or $76,000, to $405,000 for the three months ended June 30, 2013, from $330,000 for the three months ended June 30, 2012, principally due to an increase in testing volume. Revenue from private insurance carriers and other non-Medicare payors as a percentage of total revenue decreased to 22% of total revenue for the three months ended June 30, 2013, from 29% of total revenue for the three months ended June 30, 2012. Revenue from DNA probe sales by CGI Italia increased 139%, or $28,000, to $48,000 for the three months ended June 30, 2013, from $20,000 for the three months ended June 30, 2012, principally due to an increase in sales volume. Revenue from Medicare decreased 44%, or $119,000, to $151,000 for the three months ended June 30, 2013, from $270,000 for the three months ended June 30, 2012, principally due to a delay in finalizing and publishing the updated fee schedule by Medicare for molecular tests as well as a decline in average revenue per test reimbursed under Medicare. Revenue from Medicare as a percentage of total revenue decreased to 8% for the three months ended June 30, 2013, from 23% for the three months ended June 30, 2012. Revenue from direct bill customers increased 257%, or $883,000, to $1.2 million for the three months ended June 30, 2013, from $344,000 for the three months ended June 30, 2012, principally due to an increase in revenue from a significant clinical trial client. Revenue from direct bill customers as a percentage of total revenue increased to 67% for the three months ended June 30, 2013, from 30% for the three months ended June 30, 2012.

Cost of Revenues

Cost of revenues increased 18%, or $193,000, to $1.3 million for the three months ended June 30, 2013, from $1.1 million for the three months ended June 30, 2012, principally due to clinical supply costs related to higher test volumes. However, due to scaling efficiencies associated with performing a large amount of tests for a significant clinical trials client, costs did not increase proportionately relative to the increase in revenues.

Operating Expenses

Research and Development Expenses. Research and development expenses decreased 13%, or $71,000, to $456,000 for the three months ended June 30, 2013, from $527,000 for the three months ended June 30, 2012, principally as a result of a decrease in non-employee stock-based compensation related expenses of $102,000 and a decrease of $69,000 in employee compensation related expenses, both of which were partially offset by an increase in supplies expense of $102,000.

Sales and Marketing Expenses. Sales and marketing expenses increased 19%, or $71,000, to $447,000 for the three months ended June 30, 2013, from $376,000 for the three months ended June 30, 2012, principally due to an increase in headcount and compensation-related costs.

General and Administrative Expenses. General and administrative expenses remained relatively unchanged at $1.4 million for each of the three month periods ended June 30, 2013 and June 30, 2012, respectively.

Interest Income and Expense

Interest expense decreased 64%, or $694,000, to $388,000 for the three months ended June 30, 2013, from $1.1 million for the three months ended June 30, 2012. The decrease is attributable to the conversion of $9.6 million of debt into common stock which occurred concurrently with our IPO on April 10, 2013.

Debt Conversion Costs

On April 10, 2013, we completed our IPO. In connection with the IPO, $9.6 million of debt was converted into common stock at the IPO price of $10.00 per share. In connection with the conversion of debt into common stock, we expensed the applicable remaining debt discounts of $3.5 million, financing fees of $419,000 and a contingently recognizable beneficial conversion feature in the converted debt of $3.0 million, the total of which resulted in a $6.9 million write-off.

Change in Fair Value of Warrant Liability

The change in the fair value of our warrant liability resulted in $170,000 in non-cash expense for the three months ended June 30, 2013, as compared to non-cash income of $1.5 million for the three months ended June 30, 2012. Certain of our outstanding common stock warrants, which we are required to account for as liabilities, are re-valued each quarter at amounts that correspond with changes in the value of our common stock. Concurrent with the IPO date of April 10, 2013, derivative warrants with a fair value of $7.2 million were reclassified into equity due to the lapsing of anti-dilution provisions in the warrants. Since the re-classification, future changes in the value of these particular warrants are no longer required to be recorded in our financial statements. Also since the re-classification, there are significantly less warrants that are subject to revaluation each quarter. During the three months ended June 30, 2013, the fair market value of the 125,164 remaining common stock warrants that are subject to revaluation increased as a consequence of an increase in our stock price and resulted in $170,000 of non-cash expense during this period.

During the three months ended June 30, 2012, the fair market value of these common stock warrants decreased as a consequence of a decrease in our assumed stock price and resulted in $1.5 million of non-cash income during this period.

Results of Operations

Six Months Ended June 30, 2013 and 2012

The following table sets forth certain information concerning our results of operations for the periods shown:

	Six Months Ended June 30,		Change
	2013	2012	$	%
(dollars in thousands)
Revenue	$3,050	$1,983	$1,067	54%
Cost of revenues	2,349	1,909	440	23%
Research and development expenses	951	1,050	(99)	(9%)
Sales and marketing expenses	832	716	116	16%
General and administrative expenses	2,961	2,329	632	27%

Total Operating Loss	(4,043)	(4,021)	(22)	(1%)
Interest expense, net	(1,682)	(1,948)	266	(14%)
Debt conversion costs	(6,850)	—	(6,850)	n/a
Change in fair value of warrant liability	5,129	3,036	2,093	69%

Loss before income taxes	(7,446)	(2,933)	4,513	154%
Income tax (benefit) expense	(664)	—	(664)	n/a

Net loss	$(6,782)	$(2,933)	$(3,849)	131%

Revenue

Revenue increased 54%, or $1.1 million, to $3.1 million for the six months ended June 30, 2013, from $2.0 million for the six months ended June 30, 2012, due to an increase in test volume and average revenue per test. Our average revenue (excluding grant revenue and probe revenue) per test increased by 7% to $578 per test for the six months ended June 30, 2013, from $542 per test for the six months ended June 30, 2012, principally due to an increase in the average revenue per test attributable to clinical trial services. Our test volume increased by 58% to 5,115 for the six months ended June 30, 2013, from 3,233 for the six months ended June 30, 2012 principally due to an increase in tests performed for a significant clinical trials client. Grant revenue decreased $195,000 to $0 for the six months ended June 30, 2013, from the six months ended June 30, 2012, due to the completion of scheduled drawdowns. MatBA® revenue for the six months ended June 30, 2013 was $397,000 or 13% of revenue, compared to $119,000 or 6% of revenue for the six months ended June 30, 2012.

Revenue from direct bill customers increased 154%, or $1.1 million, to $1.7 million for the six months ended June 30, 2013, from $684,000 for the six months ended June 30, 2012, principally due to an increase in revenue from a significant clinical trials client. Revenue from direct bill customers as a percentage of total revenue increased to 57% for the six months ended June 30, 2013, from 35% for the six months ended June 30, 2012. Revenue from private insurance carriers and other non-Medicare payors increased 23%, or $152,000, to $812,000 for the six months ended June 30, 2013, from $660,000 for the six months ended June 30, 2012, principally due to an increase in testing volume. Revenue from private insurance carriers and other non-Medicare payors as a percentage of total revenue decreased to 27% of total revenue for the six months ended June 30, 2013, from 33% of total revenue for the six months ended June 30, 2012. Revenue from DNA probe sales by CGI Italia increased 163%, or $57,000, to $92,000 for the six months ended June 30, 2013, from $35,000 for the six months ended June 30, 2012, principally due to an increase in sales volume. Revenue from Medicare remained relatively constant at $408,000 for the six months ended June 30, 2013 and $409,000 for the six months ended June 30, 2012, principally due to a higher number of Medicare reimbursed tests, offset by a decrease in average revenue per test reimbursed under Medicare. Revenue from Medicare as a percentage of total revenue decreased to 13% for the six months ended June 30, 2013, from 21% for the six months ended June 30, 2012.

Cost of Revenues

Cost of revenues increased 23%, or $440,000, to $2.3 million for the six months ended June 30, 2013, from $1.9 million for the six months ended June 30, 2012, principally due to clinical supply costs related to higher test volumes. However, due to scaling efficiencies associated with performing a large amount of tests for a clinical trials client, costs did not increase proportionately relative to the increase in revenues.

Operating Expenses

Research and Development Expenses. Research and development expenses decreased 9%, or $99,000, to $951,000 for the six months ended June 30, 2013, from $1.1 million for the six months ended June 30, 2012, principally as a result of a decrease in non-employee stock-based compensation related expenses of $207,000 and a decrease of $96,000 in employee compensation related expenses, both of which were partially offset by an increase in supplies expense of $209,000.

Sales and Marketing Expenses. Sales and marketing expenses increased 16%, or $116,000, to $832,000 for the six months ended June 30, 2013, from $716,000 for the six months ended June 30, 2012, principally due to an increase in headcount and compensation-related costs.

General and Administrative Expenses. General and administrative expenses increased 27%, or $632,000 to $3.0 million for the six months ended June 30, 2013, from $2.3 million for the six months ended June 30, 2012, principally due to the write-off of $618,000 of deferred IPO costs and an increase of $327,000 in compensation and headcount-related expenses (including IPO bonuses and stock-based compensation) during 2013 offset by a decrease of $350,000 for the legal settlement which was recorded during the same period in the prior year.

Interest Income and Expense

Interest expense decreased 14%, or $266,000, to $1.7 million for the six months ended June 30, 2013, from $1.9 million for the six months ended June 30, 2012. The decrease is attributable to the conversion of $9.6 million of debt into common stock which occurred concurrently with the closing of our IPO on April 10, 2013.

Debt Conversion Costs

On April 10, 2013, we completed our IPO. In connection with the IPO, $9.6 million of debt was converted into common stock at the IPO price of $10.00 per share. In connection with the conversion of debt into common stock, we expensed the applicable remaining debt discounts of $3.5 million, financing fees of $419,000 and a contingently recognizable beneficial conversion feature in the converted debt of $3.0 million, the total of which resulted in a $6.9 million write-off.

Change in Fair Value of Warrant Liability

The change in the fair value of our warrant liability resulted in $5.1 million in non-cash income for the six months ended June 30, 2013, as compared to non-cash income of $3.0 million for the six months ended June 30, 2012. The fair market value of certain of our outstanding common stock warrants, that we are required to account for as liabilities, decreased during the period from December 31, 2012 through June 30, 2013, and principally resulted from a shareholder, Mr. John Pappajohn, limiting certain anti-dilution rights in his warrants to purchase shares of the Company’s common stock, resulting in a lower fair value of the warrant liability and non-cash income during this period. Concurrent with the IPO on April 10, 2013, derivative warrants with a fair value of $7.2 million were reclassified into equity due to the lapsing of anti-dilution provisions in the warrants. Since the re-classification, future changes in the value of these specific warrants are no longer required to be recorded in our financial statements although there are 125,164 warrants that are still subject to future revaluation.

During the six months ended June 30, 2012, the fair market value of these common stock warrants decreased as a consequence of a decrease in our stock price and resulted in $3.0 million of non-cash income during this period.

Income Taxes

During the six months ended June 30, 2013, we received $664,000 in cash for the sale of certain state NOL carryforwards.

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

On April 10, 2013, we sold 690,000 shares of common stock at a public offering price of $10.00 per share and completed our IPO with net proceeds of $5 million. Upon the closing of the IPO, all shares of our then-outstanding Series A and Series B convertible preferred stock automatically converted into an aggregate of 1,287,325 shares of common stock. Concurrent with the IPO, certain derivative warrants with a fair value of $7.2 million were reclassified into equity due to the lapsing of anti-dilution provisions in the warrants. Also concurrent with the IPO, $9.6 million of debt converted into 963,430 shares of common stock. Refer to Notes 1, 4 and 6 to the Consolidated Financial Statements accompanying this filing.

On April 29, 2013, the Company received $96,000 from shareholders who exercised warrants to purchase 24,000 shares of common stock at $4.00 per share.

On July 8, 2013, the Company received $96,000 from shareholders who exercised warrants to purchase 24,000 shares of common stock at $4.00 per share.

Following our initial public offering, we have the following credit facilities outstanding:

Wells Fargo Line of Credit. In April 2008, we entered into and thereafter fully utilized a line of credit with Wells Fargo in the amount of $1.5 million for the purposes of meeting operating expenses and working capital needs. In July 2008, we increased the line of credit with Wells Fargo to $3.5 million. In March 2009, we increased the facility to $4.5 million. In July 2009, we increased the facility to $5.5 million and in October 2009, we increased the facility to $6.0 million, which we have fully utilized. In July 2010, we extended the maturity date of the facility from July 31, 2010 to July 31, 2011. In June 2011, we extended the maturity date on the facility to July 31, 2012. In February 2012, we extended the maturity date of the facility to July 31, 2013. In October 2012, we extended the maturity date to April 1, 2014. The interest is computed at LIBOR + 1.75%, which was 2.0% as of December 31, 2012. Mr. Pappajohn, a member of our board of directors, has guaranteed the Wells Fargo Line of Credit.

DAM Line of Credit. In March 2011, we entered into, and since have fully utilized, a line of credit with DAM in the amount of $3.0 million for the purposes of meeting operating expenses, including expenses related to our initial public offering process. As consideration, we paid an annual interest rate of 3% on the borrowed funds on a monthly basis and issued DAM warrants to purchase an aggregate of 60,000 shares of common stock at an exercise price of $25.00 per share. Our interest rate under this line of credit increased to 10% per annum, effective January 1, 2012, because such maturity events, including completion of an initial public offering, did not occur before January 1, 2012. In March 2012, we extended the maturity date of this facility to April 1, 2013, unless certain maturity events occur prior to April 1, 2013, in exchange for a grant of 15,000 warrants on the same terms as those issued in the December 2011 Financing Transaction described below. On October 16, 2012, DAM Holdings agreed to surrender 15,000 warrants in exchange for a cash interest payment of $52,500 at maturity. In addition, we amended the agreement to provide that the interest rate from January 1, 2012 until a maturity event occurs shall be 10%. After a maturity event occurs, interest begins to compound at a rate of 18% per annum until the balance is paid in full. On February 13, 2013, DAM agreed to convert $1.0 million of outstanding principal amount due to DAM into an aggregate of 100,000 shares of common stock at our initial public offering price of $10.00 per share. On March 19, 2013, DAM agreed to extend the maturity date of this facility to August 15, 2013.

December 2011 Financing Transaction. We entered into a Credit Agreement dated as of December 21, 2011, as amended and restated as of February 13, 2012, with John Pappajohn and Andrew Pecora (indirectly through an investment company), both members of our board of directors, and NNJCA Capital, LLC (“NNJCA”), a limited liability company of which Dr. Pecora is a member, for a $6.0 million secured term loan. Mr. Pappajohn provided $4.0 million of financing, NNJCA provided $1.5 million of financing and Dr. Pecora provided $500,000 of financing under the Credit Agreement.

The loan bears an annual interest rate equal to the prime rate plus 6.25% (9.50% at December 31, 2012) and matures on August 15, 2013. The loan is secured by all of our assets, including our intellectual property, subject to prior first and second liens in favor of Wells Fargo Bank and DAM. Pursuant to an intercreditor agreement, the lenders have agreed that all amounts due to DAM are to be paid prior to payment to the lenders under this Credit Agreement, but that as between such lenders, following an event of default, all of the security granted by us is to be applied first to repay obligations due to Dr. Pecora and NNJCA, and then to Mr. Pappajohn after they have been paid in full. As Mr. Pappajohn has guaranteed the Wells Fargo debt, in essence under the intercreditor agreement, NNJCA and Dr. Pecora will be junior only to DAM.

In addition, the warrants to purchase an aggregate of 37,646 shares of our common stock issued to Dr. Pecora and NNJCA in connection with this financing were cancelled and the promissory notes issued to Dr. Pecora and NNJCA were amended to increase the pre-payment penalties by $130,000. On February 13, 2013, Mr. Pappajohn agreed to convert $2.0 million of the outstanding principal amount to common stock at the initial public offering price per share upon consummation of our initial public offering and NNJCA agreed to convert $500,000 of the outstanding principal amount due to NNJCA to common stock at the initial public offering price per share upon consummation of our initial public offering. As a result, an aggregate of $1.5 million remained outstanding and payable to NNJCA and Dr. Pecora.

In general, our primary uses of cash are providing for working capital purposes (which principally represent payroll costs, the purchase of supplies, rent expense and insurance costs) and servicing debt. As of June 30, 2013, we have outstanding borrowings of $9.5 million. Our largest source of operating cash flow is cash collections from our customers.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Six Months Ended
	June 30
	2013	2012
(in thousands)	(unaudited)
Cash provided by (used in):
Operating activities	$(3,766)	$(4,102)
Investing activities	(124)	(226)
Financing activities	5,011	2,312

Net increase (decrease) in cash and cash equivalents	$1,121	$(2,016)

We had cash and cash equivalents of $1.9 million at June 30, 2013, and $820,000 at December 31, 2012.

The $1.1 million increase in cash and cash equivalents for the six months ended June 30, 2013, was principally the result of the receipt of $5.0 million in proceeds received in our IPO on April 10, 2013 offset by $3.8 million of net cash used in operations.

The $2.0 million decrease in cash and cash equivalents from December 31, 2011, to June 30, 2012, was principally the result of our $5.4 million net cash used in operations offset by $3.6 million in net proceeds from borrowings under new notes payable and warrant exercises.

At June 30, 2013, we had total indebtedness of $9.5 million.

Cash Used in Operating Activities

Net cash used in operating activities was $3.8 million for the six months ended June 30, 2013. We used $3.5 million in net cash to run our core operations, which included $490,000 in cash paid for interest. We incurred additional uses of cash as follows: $336,000 for a net decrease in accounts payable, accrued expenses and deferred revenue; $220,000 to increase other current assets which included prepayments for our insurance policies as well as prepayments for consumables and other supplies used to run our operations, and; accounts receivable increased by $413,000. All of these uses of cash were partially offset by the receipt of $664,000 from the sale of certain state NOL carryforwards in January, 2013.

Net cash used in operating activities was $4.1 million for the six months ended June 30, 2012, and primarily consisted of a $2.9 million net loss during the period and non-cash income from a change in fair value of warrant liability of $3.0 million offset by non-cash debt costs of $1.5 million.

Cash Used in Investing Activities

Net cash used in investing activities was $124,000 for the six months ended June 30, 2013 and principally resulted from: an increase in our restricted cash related to a $50,000 increase in the Letter of Credit related to our lease; purchases of fixed assets of $43,000; and $32,000 in patent application costs.

Net cash used in investing activities was $226,000 for the six months ended June 30, 2012 due to an increase in our restricted cash related to a $50,000 increase in the Letter of Credit related to our lease as well as $149,000 in patent application costs.

Cash Provided by Financing Activities

Net cash provided by financing activities was $5.0 million for the six months ended June 30, 2013, and primarily consisted of receipt of the proceeds raised in our IPO offset by the payment of $1.9 million in offering costs, including $637,000 in underwriting discounts, expenses and commissions, that were paid in the first half of 2013.

Net cash provided by financing activities was $2.3 million for the six months ended June 30, 2012, principally due to our receipt of $3.0 million in net proceeds from the December 2011 financing transaction which closed in February 2012 and $620,000 in net proceeds from the exercise of certain warrants. We paid $1.3 million in equity issuance costs related to our IPO in the six months ended June 30, 2012.

Capital Resources and Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. It may take several years, if ever, to achieve positive operational cash flow. Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we will need to continue to raise additional capital to fund our operations.

We believe our current cash resources are sufficient to satisfy our liquidity requirements at our current level of operations through August 31, 2013 and then only if we are able to extend payment of $3.5 million in outstanding indebtedness that matures on August 15, 2013. We need to raise additional financing immediately, through the proposed offering discussed below or otherwise, and over the next twelve months, to satisfy debt obligations and operate our business, which financing may not be available on favorable terms, or at all. We have had and will continue to have discussions with certain current and potential investors regarding potential additional financing in the event that such proposed offering is not consummated, but we can provide no assurances that any additional sources of financing will be available to us on favorable terms, or at all. If the proposed offering is not consummated, we must obtain an extension of the $3.5 million indebtedness due August 15, 2013 and we would need to scale back our general and administrative activities and certain of our research and development activities. We can provide no assurances that we will be able to obtain an extension of the $3.5 million indebtedness on favorable terms, or at all, or that any additional sources of financing will be available to us on favorable terms, or at all.

On June 5, 2013, we filed a registration statement on Form S-1 for a proposed public offering of $15.0 million of our common stock. If we sell $15.0 million of our common stock in this proposed offering, we estimate that our net proceeds from the proposed offering would be approximately $13.5 million, or approximately $15.6 million if the underwriters exercise their over-allotment option in full, after deducting estimated underwriting discounts and commissions and estimated offering expenses payable by us. We can provide no assurances that we will be able sell shares of our common stock in the proposed offering on favorable terms or at all. We currently plan to use the net proceeds from this proposed offering to, among other things, repay the $3.5 million of debt due on August 15, 2013 and make the initial $1.0 million capital contribution due under our a joint venture with the Mayo Foundation for Medical Education and Research. (Such payment was due on July 31, 2013, and, while no assurances can be given, we believe Mayo will not declare a default and will extend the payment date.) With the anticipated net proceeds from the proposed offering, we believe our cash resources will then be sufficient to satisfy our liquidity requirements at our current level of operations through December 31, 2014, including any additional capital contributions to be made to Mayo, but assuming we can extend the $6.0 million debt currently due to Wells Fargo on April 1, 2014. We have commenced negotiations with Wells Fargo and with Mr. Pappajohn, who serves as a guarantor for such outstanding indebtedness, to further extend the maturity date. However, there can be no assurances that we will be successful, and if we are not successful in obtaining an extension, we expect that we would need to raise additional financing in the first quarter of 2014, which might not be available on favorable terms, if at all. If we are unable to extend the Wells Fargo debt or secure additional financing, we would scale back our general and administrative activities and certain of our research and development activities. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative, sales and marketing and research and development activities are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

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

Even with the proceeds from the proposed offering, we will need to raise additional capital to expand our business to meet our long-term business objectives. We expect that our operating expenses and capital expenditures will increase in the future as we expand our business. We plan to increase our sales and marketing headcount to promote our new clinical tests and services and to expand into new geographies and to increase our research and development headcount to develop and validate the proprietary tests currently in our pipeline, to expand our pipeline and to perform work associated with our research collaborations. We also expect that our costs of collaborations with research and academic institutions will increase in the future as such institutions begin to view us as a commercial company. For example, in 2011 we entered into an affiliation agreement to form a joint venture with the Mayo Foundation for Medical Education and Research pursuant to which we expect to make capital contributions of up to $6.0 million over the next three years, subject to negotiating an extension of that agreement, which negotiations have commenced, and the joint venture entity’s achievement of certain operational milestones. Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we will need to continue to raise additional capital to fund our operations.

We may raise additional capital to fund our current operations, to repay certain outstanding indebtedness and to fund expansion of our business to meet our long-term business objectives through public or private equity offerings, debt financings, borrowings or strategic partnerships coupled with an investment in our company or a combination thereof. If we raise additional funds through the issuance of convertible debt securities, or other debt securities, these securities could be secured and could have rights senior to those of our common stock. In addition, any new debt incurred by the Company could impose covenants that restrict our operations. The issuance of any new equity securities will also dilute the interest of our current stockholders. Given the risks associated with our business, including our unprofitable operating history and our ability to develop additional proprietary tests, additional capital may not be available when needed on acceptable terms, or at all. If adequate funds are not available, we will need to curb our expansion plans or limit our research and development activities, which would have a material adverse impact on our business prospects and results of operations.

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

•	our ability to raise additional capital to meet our liquidity short-term and long-term liquidity needs;

•	our ability to clinically validate our pipeline of genomic microarray tests currently in development;

•	our ability to execute on our marketing and sales strategy for our genomic tests and gain acceptance of our tests in the market;

•	our ability to keep pace with a rapidly advancing market;

•	our ability to satisfy U.S. (including FDA) and international regulatory requirements with respect to our tests and services, many of which are new and still evolving;

•	our ability to obtain reimbursement from governmental and other third-party payors for our tests and services;

•	competition from clinical laboratory services companies, genomic-based diagnostic tests currently available or new tests that may emerge;

•

our ability to maintain our clinical collaborations and enter into new collaboration agreements with highly regarded organizations in the cancer field so that, among other things, have access to thought leaders in the field and to a robust number of samples to validate our genomic tests;

•	our ability to maintain our present customer base and retain new customers;

•	potential product liability or intellectual property infringement claims;

•	our dependency on third-party manufacturers to supply or manufacture our products;

•	our ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel with extensive experience in oncology, who are in short supply;

•	our ability to obtain or maintain patents or other appropriate protection for the intellectual property in our proprietary tests and services;

•	our dependency on the intellectual property licensed to us or possessed by third parties;

•	our ability to expand internationally and launch our tests in emerging markets, such as India and Brazil; and

•	our ability to adequately support future growth

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the issuer’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Quarterly Report on Form 10-Q may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Except as set forth below, there were no material changes to the risk factors previously disclosed in our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013.

Risks Relating to Our Business and Strategy

We need to raise additional capital immediately, and over the next twelve months, to satisfy debt obligations and to operate our business.

We believe our current cash resources will be sufficient to satisfy our liquidity requirements at our current level of operations only through August 31, 2013 and then only if we are able to extend payment of $3.5 million in outstanding indebtedness that matures on August 15, 2013. We need to raise additional financing in the near term, through the proposed offering or otherwise, to repay certain indebtedness and fund our current level of operations. Even if further extensions are obtained, we anticipate that we will need to secure additional financing to provide sufficient cash for normal operations. We also need to raise additional capital, through the proposed offering or otherwise, to make the payments of $1.0 million due with respect to our joint venture with Mayo by each of July 31, 2013 and January 31, 2014 and to satisfy indebtedness of approximately $6.0 million due on April 1, 2014. We have had discussions with Mayo to extend the July 31 payment, and, while no assurances can be given, we believe they will not declare a default and will agree to an extension. If Mayo were to declare us in default, if would materially and adversely impact our prospects. We also are seeking to extend the maturity of our indebtedness. If we are unable to extend the Wells Fargo debt or secure additional financing, we would scale back our general and administrative activities and certain of our research and development activities. We can provide no assurances that any additional sources of financing will be available to us on favorable terms, if at all. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative, sales and marketing and research and development activities are forward-looking statements and involve risks and uncertainties.

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

Due to the early stage nature of our business and our limited sales and marketing activities to date, we have historically derived a significant portion of our revenue from a limited number of test ordering sites, although the test ordering sites that generate a significant portion of our revenue have changed from period to period. For example, there was one site which represented more than 10% of our revenue for the year ended December 31, 2010 that generated less than 10% of our revenue for the year ended December 31, 2011. Our test ordering sites are largely hospitals, cancer centers, reference laboratories and physician offices, as well as biopharmaceutical companies as part of a clinical trial. Oncologists and pathologists at these sites order the tests on behalf of the needs of their oncology patients or as part of a clinical trial sponsored by a biopharmaceutical company in which the patient is being enrolled. For the six months ended June 30, 2013 and 2012 our top five test order sites accounted for 69% and 61%, respectively, of our clinical testing volumes, with 27% and 48%, respectively, of the volume coming from community hospitals. For the year ended December 31, 2012, our top five test ordering sites accounted for 58% of our clinical testing volume with approximately 46% of the volume coming from community hospitals. For the year ended December 31, 2011, our top five test ordering sites represented approximately 63% of our clinical testing volume, with approximately 29% of the volume coming from community hospitals.

For the year ended December 31, 2011, we generated revenue from two test ordering sites that represented 10% or more of our revenue: a community hospital accounted for approximately 18% of our revenue and a community oncology practice accounted for approximately 11% of our revenue. For the year ended December 31, 2012, three test ordering sites accounted for 10% or more of our revenue; a university teaching center accounted for approximately 11%; a clinical trial client accounted for approximately 13% and a community hospital network accounted for approximately 10%. For the six months ended June 30, 2013, there was one site which accounted for more than 10% of our revenue: a clinical trial client accounted for approximately 38% of our revenue. For the six months ended June 30, 2012, there were four sites which each accounted for approximately 10% or more of our clinical revenue: a university teaching center accounting for approximately 17%; a community hospital accounted for approximately 12%; and a clinical trial client and a community hospital network each accounted for approximately 11%. The top five test ordering sites during the three months ended June 30, 2013 and 2012 accounted for 74% and 62% respectively, of our clinical testing volumes, with 23% and 52% respectively, of the volume coming from community hospitals. During the three months ended June 30, 2013, there was one site which accounted for more than 10% of our revenue: a clinical trial client accounted for approximately 50% of our revenue. During the three months ended June 30, 2012, there were three sites which each accounted for 10% or more of our clinical revenue: a university teaching center accounting for approximately 13%, a community hospital accounted for approximately 11%, and a community hospital network accounted for approximately 11%. We generally do not have formal, long-term written agreements with such test ordering sites, and, as a result, we may lose these significant test ordering sites at any time.

We may acquire other businesses or form joint ventures or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

As part of our business strategy, we may pursue acquisitions of businesses and assets. We also may pursue strategic alliances and joint ventures that leverage our core technology and industry experience to expand our offerings or distribution. For example, we entered into a joint venture in May 2013 with Mayo Foundation for Education and Research. We have no experience with acquiring other companies and limited experience with forming strategic alliances and joint ventures. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. Integration of an acquired company also may disrupt ongoing operations and require management resources that would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could have a material negative effect on our results of operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture.

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

In November 2011, we entered into an affiliation agreement with the Mayo Foundation for Medical Education and Research, subsequently amended. Under the agreement, we formed a joint venture in May 2013 to focus on developing oncology diagnostic services and tests utilizing next generation sequencing. The agreement requires an initial $1.0 million capital contribution by us by July 31, 2013, which we have not made. Although no assurances can be given, from conversations with Mayo we believe it will not declare a default and will extend the July 31 due date. The agreement also requires aggregate total capital contributions by us of up to $6.0 million over the next three years, with $4.0 million of such amount subject to the joint venture achieving certain operational milestones. The operation of the joint venture may also divert management time from operating our business. No assurances can be given that we will be able to fully fund the joint venture agreement, or that, even if funded, the joint venture will ever achieve the research, development and commercial objectives currently contemplated by the parties, such as the discovery and commercialization of new diagnostic tests utilizing next-generation sequencing. If the development efforts of the joint venture do not result in commercially successful tests or services, it will have an adverse effect on our business, financial condition and results of operations.

We will need to raise additional capital immediately and over the next twelve months to repay indebtedness, to fund our existing operations and to develop and commercialize new tests and technologies and expand our operations.

We need to raise additional capital immediately, through the proposed offering or otherwise, to repay approximately $3.5 million in outstanding indebtedness that matures on August 15, 2013. Even if such indebtedness were further extended, we need to secure additional financing to provide cash for normal operations in the near term. We also need to raise additional capital to satisfy indebtedness of approximately $6.0 million due to Wells Fargo on April 1, 2014. If we are unable to extend the Wells Fargo debt or secure additional financing, we would scale back our general and administrative activities and certain of our research and development activities. Additionally, we will need to raise capital to expand our business to meet our long-term business objectives, including to:

•	increase our sales and marketing efforts to drive market adoption and address competitive developments;

•	fund development and marketing efforts of any future tests;

•	further expand our clinical laboratory operations;

•	expand our technologies into other types of cancer;

•	acquire, license or invest in technologies;

•	acquire or invest in complementary businesses or assets;

•	fund our subsequent contributions of at least $1.0 million and up to $5.0 million to our joint venture with Mayo if our joint venture with Mayo achieves certain operational milestones; and

•	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	our ability to achieve revenue growth;

•	our rate of progress in establishing reimbursement arrangements with domestic and international third-party payors;

•	the cost of expanding our laboratory operations and offerings, including our sales and marketing efforts;

•	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of and reimbursement for our microarray tests and probes;

•	our rate of progress in, and cost of research and development activities associated with, products in research and early development;

•	the effect of competing technological and market developments;

•	costs related to international expansion; and

•	the potential cost of and delays in test development as a result of any regulatory oversight applicable to our tests.

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

Some of our contract manufacturers and distributors are located outside of the United States, which may subject us to increased complexity and costs.

We rely on manufacturing facilities located outside the United States for our probes, particularly in India. We also utilize distributors to sell probes outside the United States. Our probe manufacturing and international sales may be subject to certain risks, including:

•	difficulty in obtaining, maintaining or enforcing intellectual property rights in some countries;

•	local business and cultural factors that differ from our normal standards and practices;

•	foreign currency exchange fluctuations;

•	different regulatory requirements;

•

impediments to the flow of foreign exchange capital payments and receipts due to exchange controls instituted by certain foreign governments and the fact that local currencies of some countries are not freely convertible;

•	geopolitical and economic instability and military conflicts;

•	difficulties in managing international distributors;

•	burdens of complying with a variety of foreign laws and treaties and changes in local laws and regulations, including tax laws;

•	difficulty in enforcing agreements, judgments and arbitration awards in foreign jurisdictions; and

•	adverse economic conditions in any jurisdiction.

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

From the date of our IPO until June 30, 2013, we used approximately $3.2 million of the net proceeds from our IPO to fund our cash losses from operations and approximately $100,000 for investing activities, including a $50,000 increase in a deposit for our landlord.

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

Cancer Genetics, Inc.
(Registrant)

Date: August 5, 2013	/s/ Panna L. Sharma
Panna L. Sharma
President and Chief Executive Officer (Duly authorized signatory)

Date: August 5, 2013	/s/ Elizabeth Czerepak
Elizabeth Czerepak
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Cancer Genetics, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on form 10-Q, originally filed on May 14, 2013 with the Securities and Exchange Commission).

3.2	Amended and Restated Bylaws of Cancer Genetics, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1, as amended, originally filed on December 30, 2011 with the Securities and Exchange Commission).

10.1	Amendment No. 3 to Affiliation Agreement between the Company and Mayo Foundation for Medical Education and Research, dated May 21, 2013 (incorporated by reference to Exhibit 10.73 of the Company’s Registration Statement on Form S-1, as amended, originally filed on June 5, 2013 with the Securities and Exchange Commission).

10.2	Limited Liability Company Agreement of OncoSpire Genomics, LLC, dated May 21, 2013 (incorporated by reference to Exhibit 10.74 of the Company’s Registration Statement on Form S-1, as amended, originally filed on June 5, 2013 with the Securities and Exchange Commission).

10.3	Joint Development Intellectual Property Agreement, among the Company, Mayo Foundation for Medical Education and Research and OncoSpire Genomics, LLC, dated May 21, 2013 (incorporated by reference to Exhibit 10.75 of the Company’s Registration Statement on Form S-1, as amended, originally filed on June 5, 2013 with the Securities and Exchange Commission).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet at December 31, 2012 and June 30, 2013 (unaudited), (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six month periods ended June 30, 2012 and 2013, (iii) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2012 and 2013 (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited)