Form 10-Q
period 2013-09-30
CANCER GENETICS, INC
filed 2013-11-13
CIK 1349929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, there were 9,265,384 shares of common stock, par value $0.0001 of Cancer Genetics, Inc. outstanding.

CANCER GENETICS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Cancer Genetics, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,878,176	$819,906
Accounts receivable, net of allowance for doubtful accounts of $36,000	1,616,134	850,545
Other current assets	713,127	489,278

Total current assets	12,207,437	2,159,729

FIXED ASSETS, net of accumulated depreciation	810,387	964,923

OTHER ASSETS
Security deposits	1,564	1,564
Restricted cash	300,000	250,000
Loan guarantee and financing fees, net of accumulated amortization of 2013 $207,000; 2012 $929,498	621,000	1,907,502
Patents	366,113	324,764
Deferred offering costs	—	3,343,289

	1,288,677	5,827,119

Total Assets	$14,306,501	$8,951,771

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,807,081	$4,578,761
Obligations under capital leases, current portion	11,886	17,158
Deferred revenue	215,023	468,010
Notes payable, current portion	43,622	3,836,567
Lines of credit	6,000,000	2,871,200

Total current liabilities	8,077,612	11,771,696
Obligations under capital leases	—	7,490
Deferred rent payable	169,166	164,298
Notes payable, long-term	—	2,440,683
Lines of credit	—	6,000,000
Warrant liability	1,178,000	12,549,000

Total liabilities	9,424,778	32,933,167
STOCKHOLDERS’ EQUITY (DEFICIT)
Series A Preferred Stock, authorized 588,000 shares $0.0001 par value (converted to common stock on April 10, 2013-Note 4), 587,691 shares issued and outstanding in 2012	—	59
Series B Preferred Stock, authorized 2,000,000 shares $0.0001 par value (converted to common stock on April 10, 2013-Note 4), 1,821,600 shares issued and outstanding in 2012	—	182
Common stock, authorized 100,000,000 and 24,000,000 shares, respectively, $0.0001 par value, 5,965,340 and 1,349,936 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	597	135
Additional paid-in capital	63,681,317	24,970,255
Treasury stock	—	(17,442)
Accumulated deficit	(58,800,191)	(48,934,585)

Total Stockholders’ Equity (Deficit)	4,881,723	(23,981,396)

Total Liabilities and Stockholders’ Equity (Deficit)	$14,306,501	$8,951,771

See Notes to Unaudited Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$1,705,146	$1,242,604	$4,755,462	$3,225,831
Cost of revenues	1,211,384	971,557	3,560,678	2,880,242

Gross profit	493,762	271,047	1,194,784	345,589

Operating expenses:
Research and development	433,525	501,431	1,384,122	1,551,672
Sales and marketing	442,665	334,147	1,274,620	1,049,996
General and administrative	1,297,801	1,145,649	4,259,175	3,475,301

Total operating expenses	2,173,991	1,981,227	6,917,917	6,076,969

Loss from operations	(1,680,229)	(1,710,180)	(5,723,133)	(5,731,380)

Other (expense) income:
Interest expense	(356,442)	(1,312,232)	(2,039,750)	(3,260,010)
Interest income	3,295	—	4,649	—
Debt conversion costs	—	—	(6,849,830)	—
Change in fair value of warrant liability	(1,033,000)	3,334,000	4,096,000	6,370,000

Total other (expense) income	(1,386,147)	2,021,768	(4,788,931)	3,109,990

(Loss) income before income taxes	(3,066,376)	311,588	(10,512,064)	(2,621,390)
Income tax provision (benefit)	—	—	(663,900)	—

Net (loss) income	$(3,066,376)	$311,588	$(9,848,164)	$(2,621,390)

Basic net (loss) income per share	$(0.61)	$0.23	$(2.84)	$(1.96)

Diluted net loss per share	$(0.61)	$(2.23)	$(4.02)	$(6.66)

Basic Weighted Average Shares Outstanding	5,055,591	1,346,124	3,463,730	1,340,530

Diluted Weighted Average Shares Outstanding	5,055,591	1,355,678	3,468,627	1,350,084

See Notes to Unaudited Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the nine months ended September 30, 2013 (Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2012	587,691	$59	1,821,600	$182	1,349,936	$135	$24,970,255	$(17,442)	$(48,934,585)	$(23,981,396)
Stock based compensation—employees	—	—	—	—	—	—	310,982	—	—	310,982
Stock based compensation—non-employees	—	—	—	—	—	—	76,220	—	—	76,220
Conversion of preferred stock into common stock	(587,691)	(59)	(1,821,600)	(182)	1,287,325	129	112	—	—	—
Conversion of debt into common stock	—	—	—	—	963,430	96	12,595,970	—	—	12,596,066
Issuance of common stock in IPO, net of offering costs	—	—	—	—	690,000	69	3,742,574	—	—	3,742,643
Issuance of common stock in Secondary Offering, net of offering costs	—	—	—	—	1,605,000	161	14,230,211	—	—	14,230,372
Issuance of common stock pursuant to license agreement	—	—	—	—	2,000	—	20,000	—	—	20,000
Reclassification of derivative warrants						—	7,170,000	—	—	7,170,000
Exercise of warrants	—	—	—	—	67,649	7	564,993	—	—	565,000
Retirement of treasury stock	—	—	—	—	—	—	—	17,442	(17,442)	—
Net loss	—	—	—	—	—	—	—	—	(9,848,164)	(9,848,164)

Balance, September 30, 2013	—	$—	—	$—	5,965,340	$597	$63,681,317	$—	$(58,800,191)	$4,881,723

See Notes to Unaudited Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(9,848,164)	$(2,621,390)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	227,376	266,489
Amortization	11,422	11,422
Provision for bad debts	—	(528)
Equity-based consulting and compensation expenses	310,982	766,167
Equity-based research and development expenses	96,220	—
Change in fair value of warrant liability	(4,096,000)	(6,370,000)
Extension of warrants	—	144,000
Amortization of loan guarantee and financing fees	884,460	952,544
Accretion of discount on debt	584,692	1,559,009
Deferred rent	4,868	6,364
Deferred initial public offering costs expensed	617,706	—
Write-off of debt conversion costs	6,849,830	—
Change in working capital components:
Accounts receivable	(765,589)	(149,870)
Other current assets	(223,849)	(182,803)
Accounts payable, accrued expenses and deferred revenue	(1,255,166)	(144,773)

Net cash (used in) operating activities	(6,601,212)	(5,763,369)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(72,840)	(33,540)
Patent costs	(52,771)	(184,456)
Increase in restricted cash	(50,000)	(50,000)

Net cash (used in) investing activities	(175,611)	(267,996)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(12,762)	(32,005)
Proceeds from initial public offering of common stock, net of offering costs	4,984,025	(1,190,609)
Proceeds from secondary public offering of common stock, net of offering costs	14,230,372	—
Proceeds from warrant exercises	192,000	619,980
Proceeds from borrowings on notes payable	—	5,120,000
Principal payments on notes payable	(3,558,542)	—

Net cash provided by financing activities	15,835,093	4,517,366

Net increase (decrease) in cash and cash equivalents	9,058,270	(1,513,999)
CASH AND CASH EQUIVALENTS
Beginning	819,906	2,417,256

Ending	$9,878,176	$903,257

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$570,601	$761,458
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Warrants issued for financing fees	$47,000	$727,000
Warrants issued with debt	—	2,048,000
Warrants issued for debt guarantee fee	—	755,000
Accrued offering costs	—	1,384,123
Offering costs discounted	733,250	—
Accrued expenses reclassified as derivative warrant liability	221,000	148,000
Accrued expenses recorded as financing fees	—	184,000
Retirement of treasury stock	17,442	—
Conversion of notes payable, lines of credit and accrued interest to common stock	9,364,300	—
Conversion of preferred stock to common stock	241	—
Reclassification of derivative warrants	7,170,000	—
Cashless exercise of derivative warrants	373,000	—
Reclassification of deferred offering costs to additional paid-in capital	1,992,333	—

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1. Organization, Description of Business, Reverse Stock Splits and Initial Public Offering

We were incorporated in the State of Delaware on April 8, 1999 and have offices and a laboratory located in Rutherford, New Jersey. Our wholly owned subsidiary, Cancer Genetics Italia SRL (“CGI Italia”), manages the manufacturing and manufactures DNA probes. CGI Italia had approximately $349,000 and $329,000 in total assets at September 30, 2013 and December 31, 2012, respectively, and approximately $55,000 and $24,000 in total revenue for the three months ended September 30, 2013 and 2012, and approximately $147,000 and $60,000 in total revenue for the nine months ended September 30, 2013 and 2012 respectively.

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

Public Offerings

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

On August 19, 2013, we sold 1,500,000 shares of common stock at a public offering price of $10.00 per share resulting in gross proceeds of $15.0 million (net proceeds of $13.3 million). We used $3.5 million of the proceeds to repay certain indebtedness which was due on August 15, 2013 (see Note 4 for further discussion of the Company’s debt). On September 5, 2013, we sold 105,000 additional common shares pursuant to partial exercise of the underwriter’s over-allotment option which resulted in gross proceeds of $1.1 million (net proceeds of $947,000). All references to the sales of common stock mentioned in this paragraph are referred to as the “Secondary Offering” in this quarterly report on Form 10-Q.

Subsequent Event

On October 28, 2013, we sold 3,286,700 shares of common stock, (including the underwriter’s overallotment of 428,700 shares), at a public offering price of $14.00 per share resulting in gross proceeds of $46.0 million. Net proceeds of $42.2 million were available to us from the public offering and were determined as follows:

Gross proceeds (including over-allotment)	$46,013,800
Underwriting discounts, expenses and commissions	(3,446,792)
Estimated other offering costs	(315,850)

Pro forma net proceeds	$42,251,158

The following table summarizes certain actual balance sheet data and pro forma balance sheet data to reflect the activities related to our recent public offering noted above, as of September 30, 2013:

	September 30, 2013	Pro forma September 30, 2013

Cash and cash equivalents	$9,878,176	$52,129,334
Loan guarantee and financing fees	621,000	621,000
Accounts payable and accrued expenses	1,807,081	1,807,081
Notes payable, current portion	43,622	43,622
Line of credit	6,000,000	6,000,000
Warrant liability	1,178,000	1,178,000
Common stock	597	925
Additional paid-in capital	63,681,317	105,932,147
Accumulated deficit	$(58,800,191)	$(58,800,191)

Note 2. Significant Accounting Policies

Basis of presentation: The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for interim reporting as they are prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2012 that are included in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, on October 23, 2013 (Prospectus). The consolidated balance sheet as of December 31, 2012, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. Interim financial results are not necessarily indicative of the results that may be expected for future interim periods or for the year ending December 31, 2013.

Liquidity/Going Concern: Our primary sources of liquidity have been funds generated from debt financing, the sale of shares of common and preferred stock, grants in lieu of federal income tax credits, National Institute of Health grants and sales of state NOL carryforwards.

We believe our cash resources, prior to our latest offering of common stock, which was consummated on October 28, 2013, were sufficient to satisfy our liquidity requirements at our current level of operations through September 2014 and assuming we are able to secure an extension of the $6.0 million of indebtedness due April 1, 2014 through March 2015. We have commenced negotiations with Wells Fargo and with Mr. Pappajohn, who serves as a guarantor for such outstanding indebtedness, to further extend the maturity date. However, there can be no assurances that we will be successful. If we are not successful in obtaining an extension, we expect that we would use a portion of the net proceeds received from our latest offering of common stock, which was consummated on October 28, 2013, to repay that debt. Including the funds raised through the offering of common stock which was consummated on October 28, 2013, we believe that our current cash resources are sufficient to satisfy our liquidity requirements for at least two years even if we are unable to secure an extension of the Wells Fargo debt. Our forecast of the period of time through which our financial resources will be adequate to support our operations and the costs to support our general and administrative, sales and marketing and research and development activities are forward-looking statements and involve risks and uncertainties.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and had negative working capital at September 30, 2013. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Refer to the section entitled “Capital Resources and Expenditure Requirements” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-Q of which these financial statements are a part.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Cancer Genetics, Inc. and our wholly owned subsidiary, Cancer Genetics Italia S.r.L. All significant intercompany account balances and transactions have been eliminated in consolidation.

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

Deferred Offering costs: Deferred offering costs represent legal, accounting and other direct costs related to our effort to raise capital through a stock offering. Future costs related to our offering activities will be deferred until the completion of the offering, at which time they will be reclassified to additional paid-in capital as a reduction of the offering proceeds. In connection with our IPO, $617,706 in deferred offering costs were expensed and approximately $2.5 million in deferred offering costs were reclassified to additional paid-in capital. Additionally, $733,250 in deferred offering costs were reduced due to discounts given by vendors associated with that offering and $120,000 was refunded. In connection with our Secondary Offering, we incurred $1.8 million in offering costs, all of which were reclassified to additional paid-in-capital.

Warrant liability: We have issued certain warrants which contain an exercise price adjustment feature in the event we issue additional equity instruments at a price lower than the exercise price of the warrant. The warrants are described herein as derivative warrants. We account for these derivative warrants as liabilities. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the binomial lattice valuation pricing model with the assumptions as follows: The risk-free interest rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve. The expected life of the warrants is based upon the contractual life of the warrants. Volatility is estimated based on an average of the historical volatilities of the common stock of four entities with characteristics similar to those of the Company. Prior to our IPO, the measurement date fair value of the underlying common shares was based upon an external valuation of our shares. (See Notes 8 and 9). Subsequent to the IPO and Secondary Offering, we use the closing price of our shares on the OTC Bulletin Board and the NASDAQ Capital Market, respectively.

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

Income taxes: Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred income taxes. Deferred income taxes are recognized for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred income taxes are also recognized for net operating loss carryforwards that are available to offset future taxable income and research and development credits. On January 22, 2013, we sold certain state net operating loss carryforwards. The proceeds of $663,900 are included in our income tax benefit for the nine months ended September 30, 2013.

Registration payment arrangements: We account for our obligations under registration payment arrangements in accordance with ASC 825-20, Registration Payment Arrangements. ASC 825-20 requires us to record a liability if we determine a registration payment is probable and if it can reasonably be estimated. As of September 30, 2013 and December 31, 2012, we have an accrued liability of $300,000 and $541,000, respectively, related to registration rights obligations associated with the issuance of Series B preferred stock and certain notes payable.

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

Subsequent events: We have evaluated potential subsequent events through November 13, 2013, which is the date the financial statements were issued.

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

Basic net income (loss) and diluted net loss per share data were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) for basic earnings per share	$(3,066,376)	$311,588	$(9,848,164)	$(2,621,390)
Less gain in fair value of warrant liability	—	3,334,000	4,096,000	6,370,000

Net (loss) for diluted earnings per share	$(3,066,376)	$(3,022,412)	$(13,944,164)	$(8,991,390)

Denominator:
Weighted-average basic common shares outstanding	5,055,591	1,346,124	3,463,730	1,340,530
Assumed conversion of dilutive securities:
Common stock purchase warrants	—	9,554	4,897	9,554

Potentially dilutive common shares	—	9,554	4,897	9,554

Denominator for diluted earnings per share—adjusted weighted-average shares	5,055,591	1,355,678	3,468,627	1,350,084

Basic net income (loss) per share	$(0.61)	$0.23	$(2.84)	$(1.96)

Diluted net loss per share	$(0.61)	$(2.23)	$(4.02)	$(6.66)

The following table summarizes potentially dilutive adjustments to the weighted average number of common shares which were excluded from the calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Common stock purchase warrants	1,843,582	955,458	1,843,582	955,458
Stock options	506,294	553,580	506,294	553,580
Common shares issuable upon conversion of Series A Preferred Stock	—	352,614	—	352,614
Common shares issuable upon conversion of Series B Preferred Stock	—	364,320	—	364,320

	2,349,876	2,225,972	2,349,876	2,225,972

Note 3. Revenue and Accounts Receivable

Revenue by payor type for the three and nine months ended September 30, 2013 and 2012 is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Medicare	$229,723	$178,291	$637,838	$586,896
Direct bill (including clinical trials clients)	1,060,684	473,965	2,798,883	1,158,212
Grants and royalty	100,000	279,973	100,000	474,973
Insurance carrier and all others	314,739	310,375	1,218,741	1,005,750

	$1,705,146	$1,242,604	$4,755,462	$3,225,831

Accounts receivable by payor type at September 30, 2013 and December 31, 2012 consists of the following:

	September 30, 2013	December 31, 2012
Medicare	$520,153	$193,024
Direct bill (including clinical trials clients)	585,034	339,763
Insurance carrier and all others	546,947	353,758
Allowance for doubtful accounts	(36,000)	(36,000)

	$1,616,134	$850,545

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

The top five test ordering sites during the three months ended September 30, 2013 and 2012 accounted for 75% and 61% respectively, of our clinical testing volumes, with 36% and 56% respectively, of the volume coming from community hospitals. During the three months ended September 30, 2013, there were two sites which accounted for more than 10% of our revenue: a clinical trial client accounted for approximately 44% of our revenue, and; a community hospital accounted for approximately 10%. During the three months ended September 30, 2012, there were three sites which each accounted for 10% or more of our clinical revenue: a clinical trial client accounted for approximately 15%; a university teaching center accounting for approximately 12%, and; a community hospital network accounted for approximately 10%.

The top five test ordering sites during the nine months ended September 30, 2013 and 2012 accounted for 71% and 61%, respectively, of our clinical testing volumes, with 37% and 47%, respectively, of the volume coming from community hospitals. During the nine months ended September 30, 2013, there was one site which accounted for more than 10% of our revenue: a clinical trial client accounted for approximately 40% of our revenue. During the nine months ended September 30, 2012, there were three sites which each accounted for approximately 10% or more of our clinical revenue: a university teaching center accounting for approximately 15%; a clinical trial client accounted for approximately 12%, and; a community hospital accounted for approximately 11%.

Note 4. Notes Payable and Lines of Credit

Below is a summary of our short-term and long-term debt obligations as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
December 2011 Financing Transaction	$—	$4,000,000
Secured Note Payable, short-term	43,622	79,867
Unamortized debt discount	—	(243,300)

Notes Payable, Current Portion	$43,622	$3,836,567

Lines of Credit, Current Portion	$6,000,000	$3,000,000
Unamortized Debt Discount	—	(128,800)

Lines of Credit, Current Portion	$6,000,000	$2,871,200

December 2011 Financing Transaction	$—	$2,000,000
2012 Convertible Debt Financing Transaction	—	3,000,000
December 2012 Bridge Financing Transaction	—	1,000,000
Other Note Payable	—	100,000
Secured Note Payable	—	22,298
Unamortized debt discount	—	(3,681,615)

Notes Payable, Long-Term	$—	$2,440,683

Lines of Credit, Long-Term	$—	$6,000,000

Business Line of Credit — Wells Fargo

At September 30, 2013 and December 31, 2012, we have fully utilized a line of credit with Wells Fargo Bank which provides for maximum borrowings of $6 million. Interest on the line of credit is due monthly equal to 1.75% above the Daily One Month LIBOR rate (2.0% at September 30, 2013). The line of credit requires the repayment of principal, and any unpaid interest, in a single payment due upon maturity. The line of credit matures April 1, 2014, is guaranteed by Mr. Pappajohn, and is collateralized by a first lien on all of our assets including the assignment of our approved and pending patent applications.

Secured Note Payable

On September 25, 2012, we entered into a note payable secured by lab equipment due March 25, 2014. The note requires monthly payments of principal and interest at 18% per annum. At September 30, 2013, and December 31, 2012, $43,622 and $102,165 was outstanding under the note.

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

December 2011 Financing Transaction

At September 30, 2013 and December 31, 2012, $0.0 and $6.0 million, respectively, was outstanding under a Credit Agreement dated as of December 21, 2011, as amended and restated as of February 13, 2012.

The Credit Agreement was with John Pappajohn and Andrew Pecora (indirectly through an investment company), both members of our board of directors, and NNJCA Capital, LLC (“NNJCA”), a limited liability company of which Dr. Pecora is a member. Mr. Pappajohn originally provided $4.0 million of financing, NNJCA originally provided $1.5 million of financing and Dr. Pecora provided $500,000 of financing under the Credit Agreement. On April 10, 2013, Mr. Pappajohn converted $4.0 million and NNJCA converted $500,000 into 450,000 shares of our common stock at the IPO price of $10.00 per share concurrent with our IPO. The remaining outstanding balance of $1.5 million was repaid on August 19, 2013 using a portion of the proceeds from our Secondary Offering.

The loan bore an annual interest rate equal to the prime rate plus 6.25% (9.50% at August 19, 2013). We accrued a fee due to Pecora and NNJCA of $130,000 of which $32,667 was paid upon conversion of the notes and the remaining balance paid on August 19, 2013. The loan was secured by all of our assets, including our intellectual property, subject to prior first and second liens in favor of Wells Fargo Bank and DAM Holdings, LLC (“DAM”).

2012 Convertible Debt Financing Transaction

On April 10, 2013, the entire $3 million outstanding under a Restated Credit Agreement dated as of August 27, 2012, as amended and restated as of October 17, 2012, ($1,750,000 provided by Mr. Pappajohn and $1,250,000 provided by Mr. Oman) was converted into 300,000 shares of common stock at the IPO price of $10 per share.

Through April 10, 2013, the loan bore interest at the prime rate plus 6.25% (9.50% at April 10, 2013). In February 2013, because we did not consummate our IPO within 181 days of funding, the lenders received ten-year warrants to purchase an aggregate of 7,059 shares of our common stock (issued in proportion to their respective funding amounts) with an exercise price equal to the lesser of (i) $42.50 per share or (ii) the IPO price per share, which was $10.00. Pursuant to a subsequent agreement, described below, the warrants held by Mr. Pappajohn have an exercise price of $15.00 per share. The warrant exercise price is subject to standard anti-dilution protection in the event of stock splits, stock dividends, stock combinations, reclassifications and the like.

December 2012 Bridge Financing Transaction

On April 10, 2013, the entire $1 million outstanding under a credit agreement dated as of December 7, 2012, (all of which was provided by Mr. Pappajohn), was converted into 100,000 shares of common stock at the IPO price of $10.00 per share.

Through April 10, 2013, the loan bore interest at the prime rate plus 6.25% (9.50% at April 10, 2013). The credit agreement required Mr. Pappajohn to convert the outstanding principal balance into shares of our common stock at a conversion price equal to the lesser of $42.50 or our IPO price and as a result all debt was converted on April 10, 2013 at the IPO price of $10.00 per share. In March 2013, Mr. Pappajohn received ten-year warrants to purchase an aggregate of 2,353 shares of our common stock with an exercise price equal to the lesser of (i) $42.50 per share or (ii) the IPO or merger price per share, because we did not consummate our IPO by March 7, 2013. Mr. Pappajohn subsequently agreed that if our final IPO price was below $15.00, there would be no further adjustment to the price or number of shares covered by the warrants held by him. The warrant exercise price is subject to standard anti-dilution protection in the event of stock splits, stock dividends, stock combinations, reclassifications and the like.

Business Line of Credit – DAM

At September 30, 2013 and December 31, 2012, $0.0 million and $3 million, respectively, were outstanding under a line of credit agreement with DAM.

On April 10, 2013, $1 million of indebtedness under this line was converted into 100,000 shares of common stock at the IPO price of $10 per share. The remaining outstanding balance of $2.0 million was repaid on August 19, 2013 using a portion of the proceeds from our Secondary Offering.

Pursuant to an intercreditor agreement between Mr. Pappajohn and DAM (the “Intercreditor Agreement”), we were required to use the proceeds from our IPO to repay the full amount outstanding under the DAM Loan Agreement before any proceeds can be used to repay any debt outstanding under the Wells Fargo Line of Credit. On February 13, 2013, DAM agreed to convert $1.0 million which had been due April 1, 2013 of outstanding indebtedness into shares of common stock at the IPO price per share. We had accrued a fee due to DAM of $52,500 which was paid upon conversion of the line of credit. On March 19, 2013, the maturity date for $2 million of the DAM debt was extended to mature on August 15, 2013. The DAM debt bore an annual interest rate of 10% payable in equal monthly installments.

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

On August 19, 2013, we sold 1,500,000 shares of common stock at a public offering price of $10.00 per share resulting in gross proceeds of $15.0 million ($13.3 million of net proceeds after offering expenses and underwriting discounts).

On September 5, 2013, we sold 105,000 additional common shares pursuant to the underwriter’s partial exercise of the over-allotment option which resulted in gross proceeds of $1.1 million ($947,000 of net proceeds after offering expenses and underwriting discounts).

We are currently authorized to issue up to 9,764,000 shares of preferred stock.

Subsequent Event

On October 28, 2013, we sold 3,286,700 shares of common stock, (including the underwriter’s overallotment of 428,700 shares), at a public offering price of $14.00 per share resulting in gross proceeds of $46.0 million (net proceeds of $42.2 million).

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

At September 30, 2013, 91,706 shares remain available for future awards under the 2008 Plan and 350,000 shares remain available for future awards under the 2011 Plan.

As of September 30, 2013, no stock appreciation rights, restricted stock, or awards other than stock options had been awarded under the Stock Option Plans.

We have also issued 48,000 options outside of the Stock Option Plans.

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

A summary of employee and nonemployee stock option activity for year ended December 31, 2012 and the nine months ended September 30, 2013 is as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	Number of Shares	Weighted- Average Exercise Price
Outstanding January 1, 2012	559,990	$12.85	8.10	$11,737,710
Granted	2,400	33.80
Cancelled or expired	(9,050)	23.43

Outstanding December 31, 2012	553,340	$12.76	7.13	$1,142,432
Granted	59,350	10.17
Cancelled or expired	(106,396)	20.46

Outstanding September 30, 2013	506,294	$7.60	6.53	$6,407,644

Exercisable, September 30, 2013	393,580	$7.00	6.24	$5,220,243

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The estimated fair value of our common stock was $20.26 and $9.60 as of September 30, 2013 and December 31, 2012, respectively. No options were exercised during the nine months ended September 30, 2013 and 2012.

As of September 30, 2013 and December 31, 2012, total unrecognized compensation cost related to nonvested stock options granted to employees was $768,129 and $846,810 respectively, which we expect to recognize over the next 2.57 and 2.61 years, respectively.

As of September 30, 2013 there was no unrecognized compensation cost related to nonvested stock options granted to non-employees. As of December 31, 2012, total unrecognized compensation cost related to nonvested stock options granted to non-employees was $190,500, which was recognized over the first six months of 2013. The estimate of unrecognized nonemployee compensation is based on the fair value of the nonvested options as of December 31, 2012.

The following table summarizes information about outstanding and vested stock options granted to employees and non-employees as of September 30, 2013 as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
4.00	175,000	5.58	$4.00	175,000	$4.00
4.80	33,340	6.30	4.80	25,459	4.80
10.00	292,154	7.06	10.00	193,011	10.00
11.75	5,600	9.54	11.75	—	11.75
12.50	200	7.19	12.50	110	12.50

Total	506,294	6.53	$7.60	393,580	$7.00

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

The following table presents the weighted-average assumptions used to estimate the fair value of options granted to employees during the periods presented:

	Nine Months Ended September 30,
	2013	2012
Volatility	77.11%	77.39%
Risk free interest rate	0.76%	1.43%
Dividend yield	0.00%	0.00%
Term (years)	5.95	6.50
Weighted-average fair value of options granted during the period	$6.72	$9.34

There were no options granted during the three months ended September 30, 2013 and 2012.

In 2010, we issued an aggregate of 80,000 options to non-employees with an exercise price of $25.00. As described above, on April 5, 2013, these options were exchanged for 48,000 options with an exercise price of $10.00. The following table presents the weighted-average assumptions used to estimate the fair value of options reaching their measurement date for non-employees during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Volatility	75.32%	75.23%	75.87%	75.01%
Risk free interest rate	1.93%	1.04%	1.40%	1.31%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Term (years)	7.21	8.10	7.50	8.35

The following table presents the effects of stock-based compensation related to stock option awards to employees and nonemployees on our Statement of Operations during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues	$8,442	$1,126	$22,621	$9,557
Research and development	28,516	120,183	119,314	389,295
General and administrative	71,268	62,426	223,535	223,150
Sales and marketing	9,107	17,748	41,731	144,165

Total stock-based compensation	$117,333	$201,483	$407,202	$766,167

Subsequent Events

On October 3, 2013, the Company received $1,640 from a former employee who exercised options to purchase 164 shares of common stock at $10.00 per share.

On October 8, 2013, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) granted eight employees incentive stock options to purchase a total of 19,600 shares of the Company’s common stock at an exercise price of $19.88 per share (the closing price of a share of common stock on The NASDAQ Capital Market on October 7, 2013). The options are scheduled to vest over a period of five years.

On October 10, 2013 (the “Grant Date”), the Compensation Committee granted each the Company’s Chief Executive Officer and Vice President Research and Development an option to purchase 200,000 shares and 10,000 shares, respectively, of the Company’s common stock at an exercise price of $15.39 per share (the closing price of a share of common stock on The NASDAQ Capital

Market on the business day immediately prior to the Grant Date). The options are scheduled to expire on the tenth anniversary of the Grant Date and are scheduled to vest over a period of five years from the Grant Date. The vesting of the option granted to the Chief Executive Officer may be accelerated upon the achievement of certain milestones. In addition, the Company committed to issue 50,000 restricted shares of common stock to the Chief Executive Officer.

On October 10, 2013, the Company granted each non-employee director, other than the chairman of the board, options to purchase 10,000 shares of Common Stock at an exercise price of $15.39 (the closing price of a share of common stock on The NASDAQ Capital Market on October 9, 2013), resulting in a total grant of 60,000 options. In addition, the Company granted Mr. Brownlie, the chairman of the audit committee, options to purchase 12,312 shares of Common Stock at an exercise price of $15.39 and the Company granted Mr. Thompson 2,500 fully vested shares of restricted stock in recognition of his past service as chairman of the audit committee.

On October 10, 2013, the Compensation Committee granted 12 employees incentive stock options to purchase a total of 77,000 shares of the Company’s common stock at an exercise price of $15.39 per share (the closing price of a share of common stock on The NASDAQ Capital Market on October 9, 2013). The options are scheduled to vest over a period of five years.

On October 10, 2013, the Company’s board of directors adopted a compensation policy for its non-employee directors, other than the chairman of the board who is compensated pursuant to the terms of a separate consulting agreement. This policy provides for the following cash compensation to the Company’s non-employee directors, other than the chairman of the board:

•	each non-employee director will receive an annual base fee of $10,000; and

•	in addition to the $10,000 annual base fee, the chairman of the audit committee will receive an annual fee of $10,000.

This policy provides for the following equity compensation to the Company’s non-employee directors, other than our chairman of the board:

•	each non-employee director, other than the chairman of the board, will receive bi-annual restricted stock awards of 5,000 shares of common stock; and

•	each non-employee director, other than the chairman of the board, will receive annual option grants to purchase 10,000 shares of common stock.

The restricted stock awards and option grants will each vest in two equal annual installments. Equity grants under the director compensation policy are subject to the adoption of a new equity plan or amendment to increase the shares available for issuance under the 2011 Plan.

All fees under the director compensation policy will be paid on a quarterly basis and no per meeting fees will be paid. The Company will also reimburse non-employee directors for reasonable expenses incurred in connection with attending board and committee meetings.

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

In connection with the 2012 Convertible Debt Financing Transaction, we granted 4,118 warrants to Mr. Pappajohn and 2,941 warrants to Mr. Oman on February 22, 2013. The warrants have a ten-year term and an exercise price equal to the IPO price of $10.00 per share. Pursuant to a subsequent agreement, the warrants held by Mr. Pappajohn have an exercise price of $15.00 per share. These warrants were initially recorded at fair value as a financing fee asset and were amortized over the period of the note to interest expense. The issue date fair value of these warrants was $221,000.

In connection with the December 2012 Bridge Financing Transaction, we granted 2,353 ten-year warrants with an exercise price equal to the IPO price of $10.00 per share to Mr. Pappajohn on March 7, 2013. Mr. Pappajohn subsequently agreed that if our final IPO price was below $15.00, there would be no further adjustment to the price or number of shares covered by the warrants held by him. These warrants were initially recorded at fair value as a financing fee asset and were amortized over the period of the note to interest expense. The issue date fair value of these warrants was $47,000.

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

On September 10, 2013 and September 27, 2013, the Company extended the expiration date of 42,468 warrants for 17 days and 11 days respectively.

On September 30, 2013, warrant holders exercised warrants to purchase 30,034 shares of common stock at an exercise price of $10.00 per share using the net issuance exercise method whereby 14,313 shares were surrendered as payment in full of the exercise price resulting in a net issuance of 15,721 shares.

The following table summarizes the warrant activity for the nine months ended September 30, 2013:

Issued With / For	Exercise Price		Warrants Outstanding January 1, 2013	2013 Warrants Issued	2013 Warrants Exercised	2013 Warrants Expired	IPO Adjustments (E)	Warrants Outstanding September 30, 2013
Non-Derivative Warrants:
Financing	$10.00		—	—	—	—	243,334	243,334
Financing	15.00		—	—	—	—	436,079	436,079
Debt Guarantee	4.00		228,288	—	(54,000)	—	—	174,288
Debt Guarantee	10.00		—	—	—	—	237,500	237,500
Debt Guarantee	15.00		—	—	—	—	585,645	585,645
Series A Pref. Stock	14.10		65,329	—	—	(22,861)	—	42,468
Consulting	10.00		—	—	—	—	29,138	29,138

	12.42	F	293,617	—	(54,000)	(22,861)	1,531,696	1,748,452
Derivative Warrants:
Financing	10.00	B	—	—	—	—	60,000	60,000
Financing	25.00	B	60,000	—	—	—	(60,000)	—
Financing	42.50	BCD	75,294	—	—	—	(75,294)	—
Financing	42.50	AD	54,314	2,941	—	—	(57,255)	—
Financing	42.50	ACD	120,865	6,471	—	—	(127,336)	—
Debt Guarantee	10.00	A	—	—	—	—	12,500	12,500
Debt Guarantee	25.00	ACD	212,000	—	—	—	(212,000)	—
Debt Guarantee	25.00	AD	95,000	—	—	—	(95,000)	—
Debt Guarantee	25.00	A	5,000	—	—	—	(5,000)	—
Debt Guarantee	32.45	ACD	40,000	—	—	—	(40,000)	—
Debt Guarantee	42.50	ACD	38,392	—	—	—	(38,392)	—
Debt Guarantee	42.50	BCD	37,000	—	—	—	(37,000)	—
Series B Pref. Stock	10.00	B	—	—	(30,034)	—	52,464	22,430
Series B Pref. Stock	25.00	B	52,464	—	—	—	(52,464)	—
Consulting	10.00	B	—	—	—	—	200	200
Consulting	12.50	AD	4,030	—	—	—	(4,030)	—
Consulting	14.10	AD	10,000	—	—	—	(10,000)	—
Consulting	25.00	B	200	—	—	—	(200)	—
Consulting	25.00	AD	4,000	—	—	—	(4,000)	—

	10.00	F	808,559	9,412	(30,034)	—	(692,807)	95,130

	$12.30	F	1,102,176	9,412	(84,034)	(22,861)	838,889	1,843,582

A	These warrants are subject to fair value accounting and contain exercise price and number of share adjustment features. See Note 9.
B	These warrants are subject to fair value accounting and contain an exercise price adjustment feature. See Note 9.
C	On February 11, 2013, these warrants held by John Pappajohn were amended to limit the adjustment feature(s) to $15.00 per share in an initial public offering (totaling 530,022 warrants).
D	The exercise price and/or number of share adjustment features of these warrants expired and are no longer subject to fair value accounting after our initial public offering.
E

On April 10, 2013 the Company completed the IPO at $10.00 per share. The shares of common stock issuable upon the exercise of warrants outstanding as of April 10, 2013 increased by 838,889 shares and the exercise prices of 1,656,860 warrants were adjusted as a result of the share and exercise price adjustment features described above.

F	Weighted average exercise prices are as of September 30, 2013.

Subsequent Event

On October 28, 2013, warrant holders exercised warrants to purchase 33,868 shares of common stock, at exercise prices ranging from $10.00 – $14.10 per share, using the net issuance exercise method whereby 23,188 shares were surrendered as payment in full of the exercise price resulting in a net issuance of 10,680 shares.

Note 9. Fair Value of Warrants

The following tables summarize the assumptions used in computing the fair value of derivative warrants subject to fair value accounting at the date of issue during the nine months ended September 30, 2013 and 2012 and at September 30, 2013, April 5, 2013 (IPO valuation date) and December 31, 2012. In computing the fair value of the warrants, if the stated exercise price of the warrants exceeded the assumed value of the Company stock at the date the fair value was being computed, the exercise price and number of shares (if applicable) underlying the warrants were adjusted to reflect an assumed trigger of the price and/or share adjustment features related to the applicable warrants:

Debt Guarantee	Issued During the Nine Months Ended September 30, 2012	As of September 30, 2013	As of April 5, 2013	As of December 31, 2012
Exercise Price	$42.50	$10.00	$13.56	$9.60
Expected life (years)	4.73	1.08	2.42	2.66
Expected volatility	80.47%	57.51%	66.37%	67.71%
Risk-free interest rate	0.90%	0.10%	0.32%	0.37%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Series B	As of September 30, 2013	As of December 31, 2012
Exercise Price	$10.00	$9.60
Expected life (years)	2.17	2.92
Expected volatility	65.18%	61.44%
Risk-free interest rate	0.33%	0.36%
Expected dividend yield	0.00%	0.00%

Consulting	As of September 30, 2013	As of April 5, 2013	As of December 31, 2012
Exercise Price	$10.00	$10.00	$9.60
Expected life (years)	2.39	2.33	2.48
Expected volatility	63.81%	63.20%	63.29%
Risk-free interest rate	0.33%	0.27%	0.28%
Expected dividend yield	0.00%	0.00%	0.00%

	Issued During the Nine Months Ended September 30,		Issued During the Three Months Ended September 30, 2012	As of September 30, 2013	As of April 5, 2013	As of December 31, 2012
Financing	2013	2012
Exercise Price	$13.34	$42.50	$42.50	$10.00	$13.21	$9.60
Expected life (years)	9.78	4.93	5.08	2.50	8.30	6.66
Expected volatility	74.70%	79.41%	79.36%	63.12%	73.22%	73.38%
Risk-free interest rate	1.95%	0.79%	0.71%	0.63%	1.44%	1.06%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

The assumed Company stock price used in computing the warrant fair value for warrants issued during the nine months ended September 30, 2013 was $9.60 – $20.26 and $18.70 – $33.80 for the nine months ended September 30, 2012. In determining the fair value of warrants issued at each reporting date, the assumed Company stock price was $20.26 at September 30, 2013 and $9.60 at December 31, 2012.

The following table summarizes the derivative warrant activity subject to fair value accounting for the nine months ended September 30, 2013:

Issued with/for	Fair value of warrants outstanding as of December 31, 2012	Fair value of warrants issued	Reclassification to equity in IPO	Warrants Exercised	Change in fair value of warrants	Fair value of warrants outstanding as of September 30, 2013
Series B Preferred Stock	$230,000	$—	$—	$(373,000)	$422,000	$279,000
Debt Guarantee	5,679,000	—	(2,514,000)	—	(3,026,000)	139,000
Consulting	147,000	—	(108,000)	—	(36,000)	3,000
Financing	6,493,000	268,000	(4,548,000)	—	(1,456,000)	757,000

	$12,549,000	$268,000	$(7,170,000)	$(373,000)	$(4,096,000)	$1,178,000

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$1,178,000	—	—	$1,178,000

	December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$12,549,000	—	—	$12,549,000

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

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the nine months ended September 30:

	2013	2012
Balance as of January 1	$12,549,000	$11,113,000
Issuances of derivative financial instruments	268,000	3,678,000
Derivative financial instruments reclassified to equity in IPO	(7,170,000)	—
Derivative financial instruments reclassified to equity upon exercise	(373,000)	—
Unrealized (gain) loss related to change in fair value	(4,096,000)	(6,370,000)

Balance as of September 30	$1,178,000	$8,421,000

Note 11. Joint Venture Agreement

In November 2011, we entered into an affiliation agreement with the Mayo Foundation for Medical Education and Research (“Mayo”), subsequently amended. Under the agreement, we formed a joint venture with Mayo in May 2013 to focus on developing oncology diagnostic services and tests utilizing next generation sequencing. The joint venture will take the form of a limited liability company, with each party initially holding fifty percent of the issued and outstanding membership interests of the new entity (the “JV”). The agreement also requires aggregate total capital contributions by us of up to $5.0 million over the next two and a half years, with $4.0 million of such amount subject to the joint venture achieving certain operational milestones. In exchange for its membership interests, Mayo’s capital contribution will take the form of cash, staff, services, hardware and software resources, laboratory space and instrumentation, the fair market value of which will be approximately equal to $6 million. Mayo’s continued contribution will also be conditioned upon the JV’s achievement of certain milestones. The operation of the joint venture may also divert management time from operating our business. No assurances can be given that we will be able to fully fund the joint venture agreement, or that, even if funded, the joint venture will ever achieve the research, development and commercial objectives currently contemplated by the parties, such as the discovery and commercialization of new diagnostic tests utilizing next-generation sequencing. If the development efforts of the joint venture do not result in commercially successful tests or services, it will have an adverse effect on our business, financial condition and results of operations.

Subsequent Event

In exchange for the membership interests in the JV, we made an initial capital contribution of $1.0 million in October 2013. In addition, in October 2013, we issued 10,000 shares of our common stock to Mayo pursuant to our affiliation agreement with Mayo.

Note 12. Related Party Transactions

John Pappajohn, a member of the Board of Directors and stockholder, personally guarantees our revolving line of credit with Wells Fargo Bank. As consideration for his guarantee, as well as each of the eight extensions of this facility through September 30, 2013, Mr. Pappajohn received warrants to purchase an aggregate of 1,051,506 shares of common stock of which Mr. Pappajohn assigned warrants to purchase 284,000 shares of common stock to certain third parties. Warrants to purchase 395,825 shares of common stock have been exercised by Mr. Pappajohn through September 30, 2013. After adjustment pursuant to the terms of the warrants in conjunction with our IPO, the number of these warrants outstanding retained by Mr. Pappajohn was 585,645 at $15.00 per share and 44,288 at $4.00 per share.

In addition, John Pappajohn also had loaned us an aggregate of $6,750,000. In connection with these loans, Mr. Pappajohn received warrants to purchase an aggregate of 202,630 shares of common stock. After adjustment pursuant to the terms of the warrants in conjunction with our IPO, the number of warrants outstanding was 436,079 at $15.00 per share at September 30, 2013.

Andrew Pecora (indirectly through an investment company), a member of our board of directors, and NNJCA, a limited liability company of which Dr. Pecora is a member originally provided $500,000 and $1.5 million of financing, respectively, under a Credit Agreement dated as of December 21, 2011, as amended and restated as of February 13, 2012. On April 10, 2013, NNJCA converted $500,000 of its outstanding indebtedness into 50,000 shares of our common stock at the IPO price of $10.00 per share concurrent with our IPO. On August 19, 2013, the remaining principal under these notes were repaid to Dr. Pecora and NNJCA using a portion of the proceeds from our Secondary Offering.

The loan bore an annual interest rate equal to the prime rate plus 6.25% (9.50% at September 30, 2013). We accrued a fee due to Pecora and NNJCA of $130,000 of which $32,667 was paid upon conversion of the notes and the remaining balance paid on August 19, 2013.

On May 19, 2006, we issued a convertible promissory note in favor of our Chairman and founder, Dr. Chaganti, the holder, which obligated us to pay the holder the sum of $100,000, together with interest at the rate of 8.5% per annum, due April 1, 2014. Interest expense for the nine months ended September 30, 2013 and 2012 totaled $2,357 and $6,300, respectively. (see Note 4 for additional information regarding the conversion of the promissory note into common stock concurrent with our IPO on April 10, 2013.). Pursuant to a consulting and advisory agreement, Dr. Chaganti also received options to purchase a total of 36,000 shares of common stock at price of $10.00 per share which vested over a two year period. Total non-cash stock-based compensation recognized under the consulting agreement for the nine months ended September 30, 2013 and 2012 were $76,220 and $367,050, respectively. Additionally, we entered into a three-year consulting agreement with Dr. Chaganti expiring on September 30, 2013 pursuant to which Dr. Chaganti received $5,000 per month for providing consulting and technical support services. Total expenses for each of the nine month periods ended September 30, 2013 and 2012 were $45,000.

On August 15, 2010, we entered into a two-year consulting agreement with Dr. Pecora, a member of our board of directors, pursuant to which Dr. Pecora received $5,000 per month for providing consulting and advisory services. Dr. Pecora also received stock options under the consulting and advisory agreement to purchase a total of 12,000 shares of common stock at price of $10.00 per share which vested over a two year period. The cash component of this agreement was terminated by mutual consent in 2011. Total non-cash stock-based compensation recognized under the consulting agreement for the nine months ended September 30, 2013 and 2012 were $0 and $142,740, respectively.

In August 2010, we entered into a consulting agreement with Equity Dynamics, Inc., an entity controlled by John Pappajohn, pursuant to which Equity Dynamics, Inc. receives a monthly fee of $10,000 plus reimbursement of expenses. Total consulting fees for each of the nine month periods ended September 30, 2013 and 2012 were $90,000. As of September 30, 2013, we owed Equity Dynamics, Inc. $20,000.

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

Overview

We are an early-stage diagnostics company focused on developing and commercializing proprietary genomic tests and services to improve and personalize the diagnosis, prognosis and response to treatment (theranosis) of cancer. Our proprietary tests target cancers that are complicated to prognose and for which it is difficult to predict treatment outcomes using currently available mainstream techniques. These cancers include hematological, urogenital and HPV-associated cancers. We provide our proprietary tests and services along with a comprehensive range of non-proprietary oncology-focused tests and laboratory services, to oncologists and pathologists at hospitals, cancer centers, reference laboratories and physician offices, as well as to biopharmaceutical companies and clinical research organizations for their clinical trials. To date, we have engaged in only limited sales and marketing activities and have generated most of our revenue through sales of our non-proprietary testing services to a limited number of oncologists, pathologists, community hospitals and biotechnology and pharmaceutical companies located mostly in the eastern and midwestern United States. Our non-proprietary laboratory testing services include molecular testing, sequencing, mutational analysis, flow cytometry testing, histology testing and cytology testing. We are currently offering our tests and laboratory services in our 17,936 square foot state-of-the-art laboratory located in Rutherford, New Jersey, which has been accredited by the College of American Pathologists, which is one of nine approved accreditation methods under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), to perform high complexity testing.

Our proprietary tests are based principally on our expertise in specific cancer types, test development methodologies and proprietary algorithms correlating genetic events with disease specific information. We have commercially launched MatBA®-CLL, our first proprietary microarray test for chronic lymphocytic leukemia (“CLL”) for use in our CLIA-accredited clinical laboratory. In January 2012, we received CLIA approval for MatBA®-SLL, our proprietary microarray for risk stratification in small lymphocytic lymphoma (“SLL”), and we are currently offering MatBA®-SLL in our laboratory. In February 2013, we received CLIA approval for MatBA®-DLBCL, our proprietary microarray for diagnosis, prognosis and patient monitoring in diffuse large B cell lymphoma (“DLBCL”). In May 2013, we commercially launched UroGenRATM, our proprietary microarray for the diagnosis and prognosis of patients with kidney cancer for use in our CLIA-accredited clinical laboratory. We have also launched FHACT™ for cervical cancer outside the United States. In addition, we are developing a series of other proprietary genomic tests in our core oncology markets. Due to the recent introduction of these proprietary tests, the small numbers involved in our revenues, and the variability expected with the adoption of any new tests, no assurance or prediction can be given with respect to the level of revenues from our proprietary tests in the future.

We have established collaborative relationships with key thought leaders in oncology, which enable us to develop and validate the effectiveness and utility of our tests in a clinical setting and which provide us access to clinically-robust patient data. For example, we formed a joint venture in May 2013 with Mayo Foundation for Medical Education and Research which will focus on developing oncology diagnostic services and tests utilizing next-generation sequencing. Additionally, we agreed to a research collaboration with Memorial Sloan-Kettering Cancer Center and the Cleveland Clinic to validate our renal-cancer microarray, UroGenRA™-Renal.

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

We expect to continue to incur significant losses for the near future. We incurred losses of $6.7 million and $19.9 million for fiscal years ended December 31, 2012 and 2011, respectively. As of September 30, 2013, we had an accumulated deficit of $58.8 million. Changes in fair value of some of our common stock warrants have significantly impacted our results in recent periods. In particular, changes in the fair value of some of our common stock warrants accounted for a large portion of our losses in 2011 and 2010, whereas in 2012 and for the nine months ended September 30, 2013 we recognized non-cash income as a result of the change in fair value of such warrants. Accounting rules require us to record certain of our warrants as a liability, measure the fair value of these warrants each quarter and record changes in that value in earnings. Consequently, we may be exposed to non-cash charges, or we may record non-cash income, as a result of this warrant exposure in future periods. During 2012 we borrowed additional funds and restructured certain of our outstanding debt obligations, and issued additional warrants to our debt holders. As a result of these borrowings and restructurings, we incurred a significant one-time, non-cash debt and warrant restructuring charge and increased interest expense in 2012 and may incur additional non-cash income or expense related to our outstanding warrants in future periods.

For the nine months ended September 30, 2013, the change in the fair value of our warrant liability resulted in $4.1 million in non-cash income. The fair market value of certain of our outstanding common stock warrants that we are required to account for as liabilities decreased during the nine months ended September 30, 2013. The decrease principally resulted from a shareholder, Mr. John Pappajohn, limiting certain anti-dilution rights in his warrants to purchase shares of the Company’s common stock resulting in a lower fair value of the warrant liability and non-cash income during this period.

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

On August 19, 2013, we sold 1,500,000 shares of common stock at a public offering price of $10.00 per share resulting in gross proceeds of $15.0 million (net proceeds of $13.3 million). We used $3.5 million of the proceeds to repay certain indebtedness which was due on August 15, 2013 (see Note 4 for further discussion of the Company’s debt). On September 5, 2013, we sold 105,000 additional common shares pursuant to partial exercise of the underwriter’s over-allotment option which resulted in gross proceeds of $1.1 million (net proceeds of $947,000).

On October 28, 2013, we sold 3,286,700 shares of common stock, (including the underwriter’s overallotment of 428,700 shares), at a public offering price of $14.00 per share resulting in gross proceeds of $46.0 million (net proceeds of $42.2 million).

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

Revenues

Our revenue in 2013 was generated principally through our clinical laboratory services, with approximately 3% of our revenue from sales of our DNA probes, which are only sold outside the United States and approximately 2% of our revenue from government research grants such as the National Cancer Institute. The clinical laboratory industry is highly competitive, and our relationship with the decision-maker at hospitals, cancer centers or physician offices is a critical component of securing their business. Consequently, our ability to attract and maintain productive sales personnel that have and can grow these relationships will largely determine our ability to grow our clinical services revenue. In order to grow our clinical laboratory revenue, we must continue to pursue validation studies and work with oncology thought leaders to develop data that is helpful in supporting the need for our tests and services.

Due to the early stage nature of our business and our limited sales and marketing activities to date, we have historically derived a significant portion of our revenue from a limited number of test ordering sites, although the test ordering sites that generate a significant portion of our revenue have changed from period to period. Our test ordering sites are largely hospitals, cancer centers, reference laboratories and physician offices, as well as biopharmaceutical companies as part of a clinical trial. Oncologists and pathologists at these sites order the tests on behalf of the needs of their oncology patients or as part of a clinical trial sponsored by a biopharmaceutical company in which the patient is being enrolled. The loss of any one of these test ordering sites would not materially adversely affect our results of operations. The top five test ordering sites during the nine months ended September 30, 2013 and 2012 accounted for 71% and 61%, respectively, of our clinical testing volumes, with 37% and 47%, respectively, of the volume coming from community hospitals. During the nine months ended September 30, 2013, there was one site which accounted for more than 10% of our revenue: a clinical trial client accounted for approximately 40% of our revenue. During the nine months ended September 30, 2012, there were three sites which each accounted for approximately 10% or more of our clinical revenue: a university teaching center accounting for approximately 15%; a clinical trial client accounted for approximately 12%, and; a community hospital accounted for approximately 11%. The top five test ordering sites during the three months ended September 30, 2013 and 2012 accounted for 75% and 61% respectively, of our clinical testing volumes, with 36% and 56% respectively, of the volume coming from community hospitals. During the three months ended September 30, 2013, there were two sites which accounted for more than 10% of our revenue: a clinical trial client accounted for approximately 44% of our revenue, and; a community hospital accounted for approximately 10%. During the three months ended September 30, 2012, there were three sites which each accounted for 10% or more of our clinical revenue: a clinical trial client accounted for approximately 15%; a university teaching center accounting for approximately 12%, and; a community hospital network accounted for approximately 10%.

We receive revenue for our clinical laboratory services from private insurance carriers and other non-Medicare payors (such as unions and self-insured plans), Medicare, “direct bill” customers, and grants. Direct bill customers are institutions that choose, generally at the beginning of our relationship, to pay for our laboratory services directly, as opposed to having patients (or their insurers) pay for those services and providing us with the patients’ insurance information. For instance, bio-pharmaceutical companies generally are direct bill customers. A hospital may elect to be a direct bill customer, and pay our bills directly, or may provide us with patient information so that their patients pay our bills, in which case we generally look to payment from their private insurance carrier or Medicare. In a few instances, we have arrangements where a hospital may have two accounts with us, so that certain tests are direct billed to the hospital, and certain tests are billed to and paid by a patient’s insurer. The billing arrangements generally are dictated by our customers and in accordance with state and federal law. For the nine months ended September 30, 2013, private insurance accounted for approximately 23% of our total revenue, Medicare accounted for approximately 13% of our total revenue, direct bill clients accounted for 59% of our total revenue and the balance of our revenue was attributable to grants and sales of our DNA probes. As we expand our portfolio of tests and services, our sales activities and our ExpandDX™ program, we expect the percentage of revenue from direct-bill customers may decrease over the long term. However, during 2012 we started working with a community hospital that preferred the direct bill model and a new direct bill clinical trial services customer, which resulted in a significant increase in direct bill customers as a percentage of revenue for 2012. It is too early in our development to predict whether our experience during 2012 indicates a reversal in the trend we had seen in prior years or simply a variation as we attempt to expand our business and introduce new community hospitals, regional laboratories or clinical trial services customers in a particular period. On average, we generate less revenue per test from direct-bill customers than from other third-party payors but we also have reduced sales cost associated with direct bill clients and significantly reduced collections risk from direct-bill customers and have not experienced any significant collection issues or expenses as a result. Typically, we negotiate discounts in the range of 5% to 20% with direct bill clients depending on the volume of business in a twelve month period.

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

Results of Operations

Three Months Ended September 30, 2013 and 2012

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three Months Ended September 30,		Change
	2013	2012	$	%
(dollars in thousands)
Revenue	$1,705	$1,243	$462	37%
Cost of revenues	1,211	972	239	25%
Research and development expenses	433	501	(68)	(14%)
Sales and marketing expenses	443	334	109	33%
General and administrative expenses	1,298	1,146	152	13%

Total Operating Loss	(1,680)	(1,710)	30	2%
Interest expense, net	(353)	(1,312)	959	73%
Change in fair value of warrant liability	(1,033)	3,334	(4,367)	(131%)

(Loss) income before income taxes	(3,066)	312	(3,378)	(1,083%)
Income tax (benefit) expense	—	—	—	—

Net (Loss) income	$(3,066)	$312	$(3,378)	(1,083%)

Revenue

Revenue increased 37%, or $462,000, to $1.7 million for the three months ended September 30, 2013, from $1.2 million for the three months ended September 30, 2012, primarily due to an increase in test volume. Our average revenue (excluding grant revenue and probe revenue) per test decreased by 4% to $531 per test for the three months ended September 30, 2013, from $551 per test for the three months ended September 30, 2012, principally due to a decrease in the average revenue per test for tests reimbursed under Medicare. Our test volume increased by 71% to 2,920 for the three months ended September 30, 2013, from 1,704 for the three months ended September 30, 2012 due to an increase in tests performed for a significant clinical trials client. Grant revenue decreased $180,000 to $100,000 for the three months ended September 30, 2013, from the three months ended September 30, 2012, due to the completion of scheduled drawdowns.

Revenue from direct bill customers increased 124%, or $587,000, to $1.1 million for the three months ended September 30, 2013, from $474,000 for the three months ended September 30, 2012, principally due to an increase in revenue from a significant clinical trial client. Revenue from direct bill customers as a percentage of total revenue increased to 62% for the three months ended September 30, 2013, from 38% for the three months ended September 30, 2012. Revenue from private insurance carriers and other non-Medicare payors decreased 9%, or $27,000, to $260,000 for the three months ended September 30, 2013, from $287,000 for the three months ended September 30, 2012, principally due to a change in test mix. Revenue from private insurance carriers and other non-Medicare payors as a percentage of total revenue decreased to 15% of total revenue for the three months ended September 30, 2013, from 23% of total revenue for the three months ended September 30, 2012. Revenue from Medicare increased 29%, or $52,000, to $230,000 for the three months ended September 30, 2013, from $178,000 for the three months ended September 30, 2012, principally due to an increase in testing volume. Revenue from Medicare as a percentage of total revenue decreased to 13% for the three months ended September 30, 2013, from 14% for the three months ended September 30, 2012. Revenue from DNA probe sales by CGI Italia increased 130%, or $31,000, to $55,000 for the three months ended September 30, 2013, from $24,000 for the three months ended September 30, 2012, principally due to an increase in sales volume.

Cost of Revenues

Cost of revenues increased 25%, or $239,000, to $1.2 million for the three months ended September 30, 2013, from $1.0 million for the three months ended September 30, 2012, principally due to clinical supply costs related to higher test volumes. However, due to scaling efficiencies associated with performing a large amount of tests for a significant clinical trials client, costs did not increase proportionately relative to the increase in revenues.

Operating Expenses

Research and Development Expenses. Research and development expenses decreased 14%, or $68,000, to $433,000 for the three months ended September 30, 2013, from $501,000 for the three months ended September 30, 2012, principally as a result of a decrease in non-employee stock-based compensation related expenses of $91,000 and a decrease of $30,000 in employee compensation related expenses, both of which were partially offset by an increase in supplies expense of $76,000.

Sales and Marketing Expenses. Sales and marketing expenses increased 33%, or $109,000, to $443,000 for the three months ended September 30, 2013, from $334,000 for the three months ended September 30, 2012, principally due to an increase in headcount and compensation-related costs.

General and Administrative Expenses. General and administrative expenses increased 13%, or $152,000, to $1.3 million for the three months ended September 30, 2013, from $1.1 million for the three months ended September 30, 2012, principally due to an increase in professional fees of $255,000 as a result of being a public company, an increase of $89,000 in insurance costs coincident with the additional risk of a public company, both of which were partially offset by $144,000 related to non-cash expense incurred in 2012 in connection with the extension of Series A Preferred warrants and an $84,000 decrease in compensation expenses (resulting from the payout of bonuses in 2012).

Interest Income and Expense

Interest expense decreased 73%, or $1.0 million, to $353,000 for the three months ended September 30, 2013, from $1.3 million for the three months ended September 30, 2012. The decrease is attributable to the conversion of $9.6 million of debt into common stock which occurred concurrently with our IPO on April 10, 2013 and the repayment of $3.5 million in indebtedness in August 2013.

Change in Fair Value of Warrant Liability

The change in the fair value of our warrant liability resulted in $1.0 million in non-cash expense for the three months ended September 30, 2013, as compared to non-cash income of $3.3 million for the three months ended September 30, 2012. Certain of our outstanding common stock warrants, which we are required to account for as liabilities, are re-valued each quarter at amounts that correspond with changes in the value of our common stock. Concurrent with the IPO date of April 10, 2013, derivative warrants with a fair value of $7.2 million were reclassified into equity due to the lapsing of anti-dilution provisions in the warrants. Since the re-classification, future changes in the value of these particular warrants are no longer required to be recorded in our financial statements. Also since the re-classification, there are significantly less warrants that are subject to revaluation each quarter. During the three months ended September 30, 2013, the fair market value of the 95,130 remaining common stock warrants that are subject to revaluation increased as a consequence of an increase in our stock price and resulted in $1.0 million of non-cash expense during this period.

During the three months ended September 30, 2012, the fair market value of these common stock warrants decreased as a consequence of a decrease in our assumed stock price and resulted in $3.3 million of non-cash income during that period.

Results of Operations

Nine Months Ended September 30, 2013 and 2012

The following table sets forth certain information concerning our results of operations for the periods shown:

	Nine Months Ended September 30,		Change
	2013	2012	$	%
(dollars in thousands)
Revenue	$4,755	$3,226	$1,529	47%
Cost of revenues	3,560	2,880	680	24%
Research and development expenses	1,384	1,552	(168)	(11%)
Sales and marketing expenses	1,275	1,050	225	21%
General and administrative expenses	4,259	3,475	784	23%

Total Operating Loss	(5,723)	(5,731)	8	0%
Interest expense, net	(2,035)	(3,260)	1,225	38%
Debt conversion costs	(6,850)	—	(6,850)	n/a
Change in fair value of warrant liability	4,096	6,370	(2,274)	(36%)

Loss before income taxes	(10,512)	(2,621)	(7,891)	(301%)
Income tax (benefit) expense	(664)	—	(664)	n/a

Net loss	$(9,848)	$(2,621)	$(7,227)	(276%)

Revenue

Revenue increased 47%, or $1.5 million, to $4.8 million for the nine months ended September 30, 2013, from $3.2 million for the nine months ended September 30, 2012, due to increases in test volume and average revenue per test. Our average revenue (excluding grant revenue and probe revenue) per test increased by 3% to $562 per test for the nine months ended September 30, 2013, from $545 per test for the nine months ended September 30, 2012, principally due to an increase in the average revenue per test attributable to clinical trial services. Our test volume increased by 63% to 8,035 for the nine months ended September 30, 2013, from 4,937 for the nine months ended September 30, 2012 principally due to an increase in tests performed for a significant clinical trials client. Grant revenue decreased $375,000 to $100,000 for the nine months ended September 30, 2013, from the nine months ended September 30, 2012, due to the completion of scheduled drawdowns.

Revenue from direct bill customers increased 142%, or $1.6 million, to $2.8 million for the nine months ended September 30, 2013, from $1.2 million for the nine months ended September 30, 2012, principally due to an increase in revenue from a significant clinical trials client. Revenue from direct bill customers as a percentage of total revenue increased to 59% for the nine months ended September 30, 2013, from 36% for the nine months ended September 30, 2012. Revenue from private insurance carriers and other non-Medicare payors increased 13%, or $125,000, to $1.1 million for the nine months ended September 30, 2013, from $946,000 for the nine months ended September 30, 2012, principally due to an increase in testing volume. Revenue from private insurance carriers and other non-Medicare payors as a percentage of total revenue decreased to 23% of total revenue for the nine months ended September 30, 2013, from 29% of total revenue for the nine months ended September 30, 2012. Revenue from Medicare increased 9%, or $51,000, to $638,000 for the nine months ended September 30, 2013, from $587,000 for the nine months ended September 30, 2012, principally due to a higher number of Medicare reimbursed tests. Revenue from Medicare as a percentage of total revenue decreased to 13% for the nine months ended September 30, 2013, from 18% for the nine months ended September 30, 2012. Revenue from DNA probe sales by CGI Italia increased 147%, or $88,000, to $147,000 for the nine months ended September 30, 2013, from $60,000 for the nine months ended September 30, 2012, principally due to an increase in sales volume.

Cost of Revenues

Cost of revenues increased 24%, or $680,000, to $3.6 million for the nine months ended September 30, 2013, from $2.9 million for the nine months ended September 30, 2012, principally due to clinical supply costs related to higher test volumes. However, due to scaling efficiencies associated with performing a large amount of tests for a clinical trials client, costs did not increase proportionately relative to the increase in revenues.

Operating Expenses

Research and Development Expenses. Research and development expenses decreased 11%, or $168,000, to $1.4 million for the nine months ended September 30, 2013, from $1.6 million for the nine months ended September 30, 2012, principally as a result of a decrease in non-employee stock-based compensation related expenses of $271,000 and a decrease of $204,000 in employee compensation related expenses, both of which were partially offset by an increase in supplies expense of $286,000.

Sales and Marketing Expenses. Sales and marketing expenses increased 21%, or $225,000, to $1.3 million for the nine months ended September 30, 2013, from $1.1 million for the nine months ended September 30, 2012, principally due to an increase in headcount and compensation-related costs.

General and Administrative Expenses. General and administrative expenses increased 23%, or $784,000 to $4.3 million for the nine months ended September 30, 2013, from $3.5 million for the nine months ended September 30, 2012, principally due to the write-off of $618,000 of deferred IPO costs and an increase of $244,000 in compensation and headcount-related expenses (including IPO bonuses paid in 2013 and stock-based compensation), an increase of $133,000 in insurance costs coincident with the additional risk of a public company, and an increase of $136,000 professional fees as a result of being a public company. These increases were partially offset by a decrease of $350,000 for the legal settlement which was recorded in the prior year period.

Interest Income and Expense

Interest expense decreased 38%, or $1.2 million, to $2.0 million for the nine months ended September 30, 2013, from $3.3 million for the nine months ended September 30, 2012. The decrease is attributable to the conversion of $9.6 million of debt into common stock which occurred concurrently with the closing of our IPO on April 10, 2013 and the repayment of $3.5 million in indebtedness in August 2013.

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

Change in Fair Value of Warrant Liability

The change in the fair value of our warrant liability resulted in $4.1 million in non-cash income for the nine months ended September 30, 2013, as compared to non-cash income of $6.4 million for the nine months ended September 30, 2012. The fair market value of certain of our outstanding common stock warrants, that we are required to account for as liabilities, decreased during the period from December 31, 2012 through September 30, 2013, and principally resulted from a shareholder, Mr. John Pappajohn, limiting certain anti-dilution rights in his warrants to purchase shares of the Company’s common stock, resulting in a lower fair value of the warrant liability and non-cash income during this period. Concurrent with the IPO on April 10, 2013, derivative warrants with a fair value of $7.2 million were reclassified into equity due to the lapsing of anti-dilution provisions in the warrants. Since the re-classification, future changes in the value of these specific warrants are no longer required to be recorded in our financial statements although there are 95,130 warrants that are still subject to future revaluation.

During the nine months ended September 30, 2012, the fair market value of these common stock warrants decreased as a consequence of a decrease in our stock price and resulted in $6.4 million of non-cash income during this period.

Income Taxes

During the nine months ended September 30, 2013, we received $664,000 in cash for the sale of certain state NOL carryforwards.

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

On August 19, 2013, we sold 1,500,000 shares of common stock at a public offering price of $10.00 per share which resulted in gross proceeds of $15.0 million ($13.3 million of net proceeds after offering expenses and underwriting discounts). On September 5, 2013, we sold 105,000 additional common shares pursuant to the underwriter’s partial exercise of the over-allotment option which resulted in gross proceeds of $1.1 million ($947,000 of net proceeds after offering expenses and underwriting discounts). Upon completion of the Secondary Offering we repaid indebtedness in the aggregate principal amount of $3.5 million plus accrued interest to DAM and to one of our directors, Andrew Pecora, and an affiliated company NJCCA, all of which indebtedness was due on August 15, 2013.

On October 28, 2013, we sold 3,286,700 shares of common stock, (including the underwriter’s overallotment of 428,700 shares), at a public offering price of $14.00 per share resulting in gross proceeds of $46.0 million (net proceeds of $42.2 million).

Following our IPO, Secondary Offering, and the related debt repayments, we have the following credit facility outstanding:

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

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Nine Months Ended September 30
	2013	2012
(in thousands)	(unaudited)
Cash provided by (used in):
Operating activities	$(6,601)	$(5,763)
Investing activities	(176)	(268)
Financing activities	15,835	4,517

Net increase (decrease) in cash and cash equivalents	$9,058	$(1,514)

We had cash and cash equivalents of $9.9 million at September 30, 2013, and $820,000 at December 31, 2012.

The $9.1 million increase in cash and cash equivalents for the nine months ended September 30, 2013, was principally the result of the receipt of $5.0 million in proceeds received in our IPO on April 10, 2013 and the receipt of $14.2 in net proceeds from our Secondary Offering offset by $6.6 million of net cash used in operations and the repayment of $3.5 million in indebtedness.

The $1.5 million decrease in cash and cash equivalents from December 31, 2011, to September 30, 2012, was principally the result of our $5.8 million net cash used in operations and $1.2 million of cash used in financing activities for offering costs offset by $5.7 million in net proceeds from borrowings under new notes payable and warrant exercises.

Cash Used in Operating Activities

Net cash used in operating activities was $6.6 million for the nine months ended September 30, 2013. We used $4.9 million in net cash to run our core operations, which included $571,000 in cash paid for interest. We incurred additional uses of cash as follows: $1.3 for a net decrease in accounts payable, accrued expenses and deferred revenue; $224,000 to increase other current assets which included prepayments for our insurance policies as well as prepayments for consumables and other supplies used to run our operations, and; accounts receivable increased by $766,000. All of these uses of cash were partially offset by the receipt of $664,000 from the sale of certain state NOL carryforwards in January, 2013.

Net cash used in operating activities was $5.8 million for the nine months ended September 30, 2012, consisting primarily of a $2.6 million net loss during the period, which includes $761,000 in cash interest payments, and non-cash income from a change in fair value of warrant liability of $6.4 million offset by non-cash debt costs of $2.5 million and $900,000 in equity and warrant-based non-cash compensatory transactions.

Cash Used in Investing Activities

Net cash used in investing activities was $176,000 for the nine months ended September 30, 2013 and principally resulted from: purchases of fixed assets of $73,000; an increase in our restricted cash related to a $50,000 increase in the Letter of Credit related to our lease; and $53,000 in patent application costs.

Net cash used in investing activities was $268,000 for the nine months ended September 30, 2012 due to an increase in our restricted cash related to a $50,000 increase in the Letter of Credit related to our lease as well as $184,000 in patent application costs.

Cash Provided by Financing Activities

Net cash provided by financing activities was $15.8 million for the nine months ended September 30, 2013, and primarily consisted of the receipt of $19.2 million in net proceeds raised in our IPO and Secondary Offering offset by the repayment of $3.5 million in indebtedness.

Net cash provided by financing activities was $4.5 million for the nine months ended September 30, 2012, principally due to our receipt of $5.1 million in net proceeds from the December 2011 financing transaction which closed in February 2012 and $620,000 in net proceeds from the exercise of certain warrants. We paid $1.2 million in equity issuance costs related to our IPO in the nine months ended September 30, 2012.

Capital Resources and Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. It may take several years, if ever, to achieve positive operational cash flow. Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we will need to continue to raise additional capital to fund our operations.

To augment our cash position, in August and September of 2013 we sold 1,605,000 shares of common stock in our Secondary Offering at a price of $10.00 per share for net proceeds of $14.2 million. Upon completion of the Secondary Offering we repaid indebtedness in the aggregate principal amount of $3.5 million plus accrued interest. In addition, on October 28, 2013, we sold 3,286,700 shares of common stock, (including the underwriter’s overallotment of 428,700 shares), at a public offering price of $14.00 per share resulting in gross proceeds of $46.0 million (net proceeds of $42.2 million).

We believe our cash resources, prior to our latest offering of common stock, which was consummated on October 28, 2013, were sufficient to satisfy our liquidity requirements at our current level of operations through September 2014 and assuming we are able to secure an extension of the $6.0 million of indebtedness due April 1, 2014 through March 2015. We have commenced negotiations with Wells Fargo and with Mr. Pappajohn, who serves as a guarantor for such outstanding indebtedness, to further extend the maturity date. However, there can be no assurances that we will be successful. If we are not successful in obtaining an extension, we expect that we would use a portion of the net proceeds received from our latest offering of common stock, which was consummated on October 28, 2013, to repay that debt. Including the funds raised through the offering of common stock which was consummated on October 28, 2013, we believe that our current cash resources are sufficient to satisfy our liquidity requirements for at least two years even if we are unable to secure an extension of the Wells Fargo debt.

We expect our operating expenses, particularly those relating to sales and marketing, to increase as we use a portion of the net proceeds received from our latest offering of common stock, which was consummated on October 28, 2013, to hire additional sales and marketing personnel and increase sales and marketing activities.

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

We expect that our operating expenses and capital expenditures will increase in the future as we expand our business. We plan to increase our sales and marketing headcount to promote our new clinical tests and services and to expand into new geographies and to increase our research and development headcount to develop and validate the proprietary tests currently in our pipeline, to expand our pipeline and to perform work associated with our research collaborations. We also expect that our costs of collaborations with research and academic institutions will increase in the future as such institutions begin to view us as a commercial company. For example, in 2011 we entered into an affiliation agreement to form a joint venture with the Mayo Foundation for Medical Education and Research pursuant to which we made an initial $1.0 million capital contribution in October 2013 and expect to make additional capital contributions of up to $5.0 million over the next two and a half years, of which $4.0 million is subject to the joint venture entity’s achievement of certain operational milestones. Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we may need to raise additional capital to fund our operations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the issuer’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the six months ended June 30, 2013, which could materially affect our business, financial condition or future results. The risks described in our Quarterly Report on Form 10-Q may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Except as set forth below, there were no material changes to the risk factors previously disclosed in our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2013.

Risks Relating to Our Financial Condition and Common Stock

There has been a limited trading market for our common stock.

We only recently received approval to list our common stock on The NASDAQ Capital Market. Prior to August 2013, our common stock had been quoted on the OTCQB, and prior to our initial public offering in April 2013, there was no trading activity in our common stock. Although the NASDAQ listing improved the liquidity of our common stock, such listing has been of limited duration and no assurance can be given that recent levels of trading activity will continue. A lack of an active market may impair our stockholders’ ability to sell shares of our common stock at the time such shareholders wish to sell them or at a price that they consider reasonable. The lack of an active market may also reduce the fair market value of our common stock. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.

Our failure to meet the continued listing requirements of The NASDAQ Capital Market could result in a de-listing of our common stock.

If we fail to satisfy the continued listing requirements of The NASDAQ Capital Market, such as the corporate governance requirements or the minimum closing bid price requirement, NASDAQ may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair our stockholders’ ability to sell our common stock when such shareholders wish to do so. In the event of a de-listing, we would take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with NASDAQ’s listing requirements.

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

On September 30, 2013, warrant holders exercised warrants to purchase 30,034 shares of common stock at an exercise price of $4.00 per share using the net issuance exercise method whereby 14,313 shares were surrendered as payment in full of the exercise price resulting in a net issuance of 15,721 shares.

Use of Proceeds

IPO

In connection with our IPO, we offered and sold 690,000 shares of common stock (including the over allotment option) at a price of $10.00 per share. The offer and sale of the shares in the IPO were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 effective on April 4, 2013. The underwriters in the offering were Aegis Capital Corp and Feltl and Company. After deducting underwriting discounts and commissions, transaction fees and offering related expenses not previously paid, our net proceeds from the initial public offering (including the over allotment option) were approximately $5 million.

In connection with the offering, we paid underwriting discounts, expenses and commissions of approximately $637,000, and paid approximately $1.3 million in offering expenses.

From the date of our IPO until September 30, 2013, we used all of the net proceeds from our IPO. The net proceeds were used to fund our cash losses from operations (approximately $6.0 million) and approximately $176,000 was used for investing activities, including approximately $73,000 for the purchase of fixed assets and $50,000 to increase the security deposit for our landlord.

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

Cancer Genetics, Inc.
(Registrant)

Date: November 13, 2013	/s/ Panna L. Sharma
Panna L. Sharma
President and Chief Executive Officer (Duly authorized signatory)

Date: November 13, 2013	/s/ Elizabeth Czerepak
Elizabeth Czerepak
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Underwriting Agreement, dated August 13, 2013, by and between Cancer Genetics, Inc. and Aegis Capital Corp., as Representative of the Several Underwriters, filed as Exhibit 1.1 to Form 8-K filed on August 14, 2013 and incorporated herein by reference

10.2	Form of Underwriting Agreement between Cancer Genetics, Inc. and Aegis Capital Corp., as Representative of the Several Underwriters, filed as Exhibit 1.1 to Form S-1/A filed on October 21, 2013 (File No. 333-191633) and incorporated herein by reference

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet at December 31, 2012 and September 30, 2013 (unaudited), (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine month periods ended September 30, 2012 and 2013, (iii) Consolidated Statements of Cash Flows for the nine month period ended September 30, 2012 (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited)