Form 10-Q
period 2014-03-31
CANCER GENETICS, INC
filed 2014-05-15
CIK 1349929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 1, 2014, there were 9,282,993 shares of common stock, par value $0.0001 of Cancer Genetics, Inc. outstanding.

CANCER GENETICS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Cancer Genetics, Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$41,314,995	$49,459,564
Accounts receivable, net of allowance for doubtful accounts of $36,000	1,818,096	1,567,039
Other current assets	929,460	864,616

Total current assets	44,062,551	51,891,219

FIXED ASSETS, net of accumulated depreciation	1,311,842	1,264,624

OTHER ASSETS
Security deposits	1,564	1,564
Restricted cash	6,300,000	300,000
Loan guarantee and financing fees, net of accumulated amortization of $517,500 in 2013	—	310,500
Patents	431,816	401,709
Investment in joint venture	975,902	987,657

	7,709,282	2,001,430

Total Assets	$53,083,675	$55,157,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,327,442	$2,346,240
Obligations under capital leases, current portion	43,910	51,400
Deferred revenue	86,559	199,560
Notes payable, current portion	—	22,298
Line of credit	—	6,000,000

Total current liabilities	2,457,911	8,619,498
Obligations under capital leases	309,777	309,777
Deferred rent payable	167,579	170,789
Line of credit	6,000,000	—
Warrant liability	513,000	594,000

Total liabilities	9,448,267	9,694,064
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 9,764,000 shares, $0.0001 par value	—	—
Common stock, authorized 100,000,000 shares, $0.0001 par value, 9,282,610 and 9,275,384 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	928	927
Additional paid-in capital	107,444,953	106,786,862
Accumulated deficit	(63,810,473)	(61,324,580)

Total Stockholders’ Equity	43,635,408	45,463,209

Total Liabilities and Stockholders’ Equity	$53,083,675	$55,157,273

See Notes to Unaudited Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$1,430,375	$1,218,667
Cost of revenues	1,290,062	1,070,020

Gross profit	140,313	148,647

Operating expenses:
Research and development	596,771	490,577
General and administrative	2,731,404	1,570,629
Sales and marketing	748,979	396,554

Total operating expenses	4,077,154	2,457,760

Loss from operations	(3,936,841)	(2,309,113)

Other income (expense):
Interest expense	(341,177)	(1,293,985)
Interest income	22,184	606
Change in fair value of warrant liability	(44,000)	5,299,000

Total other income (expense)	(362,993)	4,005,621

Income (loss) before income taxes	(4,299,834)	1,696,508
Income tax provision (benefit)	(1,813,941)	(663,900)

Net income (loss)	$(2,485,893)	$2,360,408

Basic net income (loss) per share	$(0.27)	$1.75

Diluted net loss per share	$(0.27)	$(2.18)

Basic Weighted Average Shares Outstanding	9,276,643	1,349,936

Diluted Weighted Average Shares Outstanding	9,276,643	1,349,936

See Notes to Unaudited Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,485,893)	$2,360,408
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	96,800	77,783
Amortization	6,702	3,807
Equity-based consulting and compensation expenses	530,122	97,133
Change in fair value of warrant liability	44,000	(5,299,000)
Amortization of loan guarantee and financing fees	310,500	407,871
Accretion of discount on debt	—	538,911
Deferred rent	(3,210)	1,622
Loss in equity method investment	11,755	—
Deferred initial public offering costs expensed	—	617,706
Change in working capital components:
Accounts receivable	(251,057)	(274,348)
Other current assets	(64,844)	10,647
Accounts payable, accrued expenses and deferred revenue	(131,799)	897,521

Net cash (used in) operating activities	(1,936,924)	(559,939)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(144,018)	(11,909)
Increase in restricted cash	(6,000,000)	—
Patent costs	(36,809)	(8,352)

Net cash (used in) investing activities	(6,180,827)	(20,261)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(7,490)	(4,184)
Proceeds from warrant exercises	950	—
Proceeds from option exercises	2,020	—
Principal payments on notes payable	(22,298)	(18,650)

Net cash (used in) financing activities	(26,818)	(22,834)

Net (decrease) in cash and cash equivalents	(8,144,569)	(603,034)
CASH AND CASH EQUIVALENTS
Beginning	49,459,564	819,906

Ending	$41,314,995	$216,872

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$30,677	$128,215

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued IPO costs	—	601,430
IPO costs discounted	—	733,250
IPO costs reclassified to accounts receivable	—	120,000
Accrued expenses reclassified as derivative warrant liability	—	221,000
Cashless exercise of derivative warrants	125,000	—
Warrants issued for financing fees	—	47,000
Retirement of treasury stock	—	17,442

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1. Description of Business, Basis of Presentation, Pending Acquisition, Public Offerings and Reverse Stock Splits

We are a diagnostics company focused on developing and commercializing proprietary genomic tests and services to improve the diagnosis, prognosis and response to treatment of cancer (theranosis). Our proprietary tests target cancers where prognosis information is critical and where predicting treatment outcomes using currently available techniques is limited. These cancers include hematological, urogenital and HPV-associated cancers. We seek to provide our tests and services to oncologists and pathologists at hospitals, cancer centers and physician offices, as well as to biopharmaceutical companies and clinical research organizations for their clinical trials.

Pending Acquisition of Bioserve India

On May 12, 2014, we entered into two related agreements whereby we agreed to acquire BioServe BioTechnologies (India) Private Limited, an Indian corporation (“BioServe”).

BioServe is a leading genomic service and next-generation sequencing company founded in 2002 serving both the research and clinical markets and based in Hyderabad, India. It has approximately 26 employees, 19 working in its laboratory and 7 in sales. If the transaction is consummated, we believe we will be able to access the Indian healthcare market. The acquisition provides the Company with an infrastructure in India for developing lower cost manufacturing of probes and kits including probes and kits used for our proprietary FHACT™ test, a center for remote genetic analysis of US cases at lower cost and access to one of the fastest-growing molecular and clinical diagnostic markets in the world. BioServe will continue to serve biotechnology and biopharmaceutical companies, diagnostic companies and research hospitals, including those owned or operated by the Indian government, as well as expand its customer base.

The parties to the first agreement (the “India Agreement”) are the Company, Ramakishna V. Modali (the current general manager of BioServe, “Modali”), Ventureast Trustee Company Pvt Ltd and affiliates, its principal shareholder (“Ventureast”), and certain other shareholders residing in India all of whom in the aggregate own approximately 74% of BioServe. The parties to the second share purchase agreement (the “US Agreement”) are the Company and BioServe Biotechnologies LTD, a Maryland corporation and an affiliate of BioServe which owns approximately 15% of BioServe, with the majority of the other outstanding shares held by the BioServe Employee Stock Ownership Plan which will remain in place. The aggregate purchase price is approximately $1.9 million payable to the different shareholders of BioServe as follows: (i) Ventureast will receive a payment equivalent to the cash value of 84,278 shares of the Company’s common stock at the time of payment (currently approximately $1.2 million), payable in 30 months or sooner if the Company effects a public offering of its common stock prior to that time, (ii) approximately $100,000 is payable in cash, and (iii) approximately 8,687 shares will be issued under the US Agreement. The Company will also assume approximately $150,000 in indebtedness. The Company is in the process of forming a subsidiary in India to which it will assign its rights to purchase shares under the India Agreement. Certain payments to the BioServe shareholders will be subject to set-off in the event of claims for indemnification for any breaches of any representations or warranties in the agreement.

As a condition of closing Mr. Modali has agreed to be employed by the Company. To induce him enter into this agreement, he will receive a restricted stock grant of approximately 22,683 shares of the Company’s common stock that will be fully vested upon issuance. The shares will be subject to customary sales restrictions under United States Securities regulations and subject to set-off as a part of the warranties in the agreement.

The consummation of the transactions is subject to various conditions, including certain filings to be made and approvals received in India; the absence of any material adverse effect with respect to BioServe; the absence of any order or law preventing consummation of the transactions; and other legal and regulatory requirements.

Either party may terminate the agreements and the transactions contemplated thereby if the Closing has not occurred by August 12, 2014. The Company anticipates closing in the third quarter of 2014.

Public Offerings and Reverse Stock Splits

In April 2013, we sold shares of our common stock in an initial public offering (“IPO”). Additionally, we sold shares of our common stock in public offerings in August 2013 and in October 2013. Refer to Note 6 for further discussion of these offerings.

On February 8, 2013, we filed a charter amendment with the Secretary of State for the State of Delaware and effected a 1-for-2 reverse stock split of our common stock. On March 1, 2013, we filed another charter amendment with the Secretary of State for the State of Delaware and effected a 1-for-2.5 reverse stock split of our common stock. All shares and per share information referenced throughout the consolidated financial statements reflect both reverse splits.

Note 2. Significant Accounting Policies

Basis of presentation: The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for interim reporting as they are prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2013 that are included in our Form 10-K filed with the SEC on March 28, 2014. The consolidated balance sheet as of December 31, 2013, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Liquidity: Our primary sources of liquidity have been funds generated from our debt financings and equity financings. In addition, we have generated funds from the following sources: (i) cash received from sales of state net operating loss carryforwards; (ii) grants from the National Institutes of Health, and; (iii) cash collections from our customers.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Cancer Genetics, Inc. and our wholly owned subsidiary, Cancer Genetics Italia S.r.l (“CGI Italia”). CGI Italia manufactures DNA probes. CGI Italia had approximately $431,000 and $398,000 in total assets at March 31, 2014 and December 31, 2013, respectively, and approximately $28,000 and $44,000 in total revenue for the three months ended March 31, 2014 and 2013, respectively. All significant intercompany account balances and transactions have been eliminated in consolidation.

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

Restricted cash: Represents cash held at financial institutions which we may not withdraw and which collateralizes certain of our financial commitments. All of our restricted cash is invested in interest bearing certificates of deposit. Our restricted cash collateralizes a fully-utilized $6.0 million line of credit with Wells Fargo Bank and a $300,000 letter of credit in favor of our landlord, pursuant to the terms of the lease for our Rutherford facility.

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

Warrant liability: We have issued certain warrants which contain an exercise price adjustment feature in the event we issue additional equity instruments at a price lower than the exercise price of the warrant. The warrants are described herein as derivative warrants. We account for these derivative warrants as liabilities. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the binomial lattice valuation pricing model with the assumptions as follows. The risk-free interest rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve. The expected life of the warrants is based upon the contractual life of the warrants. Volatility is estimated based on an average of the historical volatilities of the common stock of three entities with characteristics similar to those of the Company. Prior to our IPO, the measurement date fair value of the underlying common shares was based upon an external valuation of our shares. (See Note 9). Following the IPO in April 2013 and until our shares listed on the NASDAQ Capital Market in August 2013, we used the closing price of our shares on the OTC Bulletin Board. Following the listing of our shares on the NASDAQ Capital Market in August 2013, we used the closing price on the NASDAQ Capital Market.

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

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have established a full valuation allowance on our deferred tax assets.

ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from uncertain tax positions may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. There is no accrual for interest or penalties on our consolidated balance sheets and we have not recognized interest and/or penalties in the consolidated statements of operations.

Patents: We account for intangible assets under ASC 350-30. Patents consist of legal fees incurred and are recorded at cost and amortized over the useful lives of the assets, using the straight-line method. Certain patents are in the legal application process and therefore are not currently being amortized. We review the carrying value of patents at the end of each reporting period. Based upon our review, there were no intangible asset impairments during the periods reported. Accumulated amortization of patents as of March 31, 2014 and December 31, 2013 was approximately $63,000 and $56,000, respectively.

Research and development: Research and development costs associated with service and product development include direct costs of payroll, employee benefits, stock-based compensation and supplies and an allocation of indirect costs including rent, utilities, depreciation and repairs and maintenance. All research and development costs are expensed as they are incurred.

Registration payment arrangements: We account for our obligations under registration payment arrangements in accordance with ASC 825-20, Registration Payment Arrangements. ASC 825-20 requires us to record a liability if we determine a registration payment is probable and if it can reasonably be estimated. As of March 31, 2014 and December 31, 2013, we have an accrued liability of $300,000 related to the issuance of Series B preferred stock.

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

We account for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity Based Payments to Non-Employees. Under ASC 505-50, we determine the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Stock-based compensation awards issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity over the applicable service periods based on the fair value of the awards or consideration received at the vesting date.

Fair value of financial instruments: The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their estimated fair values due to the short term maturities of those financial instruments. These financial instruments are considered Level 1 measurements under the fair value hierarchy. The fair values of our notes payable, line of credit and capital leases approximate carrying value under Level 2 of the fair value hierarchy. The fair value of warrants recorded as derivative liabilities is described in Note 9.

Joint venture accounted for under the equity method: The Company records its joint venture investment following the equity method of accounting, reflecting its initial investment in the joint venture and its share of the joint venture’s net earnings or losses and distributions. The Company’s share of the joint venture’s net loss was approximately $12,000 and $0 for the quarterly periods ended March 31, 2014 and 2013, respectively, and is included in Research and development expense on the Consolidated Statement of Operations. The Company has a net receivable due from the joint venture of approximately $30,000 and $24,000 at March 31, 2014 and December 31, 2013, respectively, which is included in other assets in the Consolidated Balance Sheet. See additional information in Note 11.

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

Basic net income (loss) and diluted net loss per share data were computed as follows:

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income (loss) for basic earnings per share	$(2,485,893)	$2,360,408
Change in fair value of warrant liability	—	5,299,000

Net (loss) for diluted earnings per share	$(2,485,893)	$(2,938,592)

Denominator:
Weighted-average basic common shares outstanding	9,276,643	1,349,936
Assumed conversion of dilutive securities:
Common stock purchase warrants	—	—

Potentially dilutive common shares	—	—

Denominator for diluted earnings per share – adjusted weighted-average shares	9,276,643	1,349,936

Basic net income (loss) per share	$(0.27)	$1.75

Diluted net loss per share	$(0.27)	$(2.18)

The following table summarizes potentially dilutive adjustments to the weighted average number of common shares which were excluded from the calculation:

	At March 31,
	2014	2013
Common stock purchase warrants	1,781,199	1,111,588
Stock options	848,092	548,007
Restricted shares of common stock	5,000	—
Common shares issuable upon conversion of Series A Preferred Stock	—	352,614
Common shares issuable upon conversion of Series B Preferred Stock	—	364,320

	2,634,291	2,376,529

Note 3. Revenue and Accounts Receivable

Revenue by payor type for the three months ended March 31, 2014 and 2013 is comprised of the following:

	Three Months Ended March 31,
	2014	2013

Medicare	$250,120	$257,063
Direct bill (including clinical trials)	869,260	511,347
Insurance carrier and all others	310,995	450,257

	$1,430,375	$1,218,667

Accounts receivable by payor type at March 31, 2014 and December 31, 2013 consists of the following:

	March 31, 2014	December 31, 2013

Medicare	$486,778	$408,856
Direct bill (including clinical trials)	794,020	628,830
Insurance carrier and all others	573,298	565,353
Allowance for doubtful accounts	(36,000)	(36,000)

	$1,818,096	$1,567,039

We have historically derived a significant portion of our revenue from a limited number of test ordering sites. The test ordering sites are largely hospitals, cancer centers, reference laboratories, physician offices and clinical trial clients. Oncologists and pathologists at these sites order the tests on behalf of the needs of their oncology patients or as part of a clinical trial sponsored by a biopharmaceutical company in which the patient is being enrolled. The top five test ordering sites during the three months ended March 31, 2014 and 2013 accounted for 63% and 58% respectively, of our clinical testing volumes, with 32 % and 30% respectively, of the volume coming from community hospitals. During the three months ended March 31, 2014, there was one site which accounted for approximately 10% or more of our revenue. A clinical trial client accounted for approximately 33% of our revenue. During the three months ended March 31, 2013, there were three sites which each accounted for approximately 10% or more of our revenue. A clinical trial client accounted for approximately 21%, a university teaching center accounted for approximately 12%, and a community oncology practice accounted for approximately 12% of our revenue. While we have agreements with our clinical trials clients, volumes from these clients is subject to the progression and continuation of the trials as determined by the client which can impact testing volume. We generally do not have formal written agreements with other testing sites and, as a result, we may lose these significant test ordering sites at any time.

Note 4. Notes Payable and Line of Credit

Below is a summary of our short-term and long-term debt obligations as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Secured Note Payable, short-term	$—	$22,298

Notes Payable, Current Portion	$—	$22,298

Line of Credit, Principal Balance	$—	$6,000,000

Line of Credit, Current Portion	$—	$6,000,000

Lines of Credit, Long-Term	$6,000,000	$—

Business Line of Credit — Wells Fargo

At December 31, 2013 and March 31, 2014, we had fully utilized a line of credit (“Line”) with Wells Fargo Bank which provided for maximum borrowings of $6 million. Interest on the Line was due monthly equal to 1.75% above the Daily One Month LIBOR rate (2.0% at March 31, 2014). The Line required the repayment of principal, and any unpaid interest, in a single payment due upon maturity. The Line matured April 1, 2014, was guaranteed by John Pappajohn, our Chairman of the Board of Directors and significant shareholder, and was collateralized by a first lien on all of our assets including the assignment of our approved and pending patent applications.

Subsequent Event

On April 1, 2014 we entered into a credit agreement (the “Credit Agreement”) and re-negotiated the terms of the Line with Wells Fargo Bank. Under the terms of the Credit Agreement we maintain the Line with maximum borrowings of $6 million which have been fully drawn. The Line has been extended through April 1, 2016 at a rate of interest equal to LIBOR plus 1.75% (2.0% at April 1, 2014). The facility requires monthly interest payments. The pledge of all of our assets and intellectual property, as well as the guarantee by Mr. Pappajohn, was released and instead we restricted $6.0 million in cash, which is invested in an interest bearing certificate of deposit, as collateral. Additionally, we are required to maintain limits on capital spending and are restricted as to the amount we may pledge as collateral for additional borrowings from any source. The Credit Agreement requires the repayment of principal, and any unpaid interest, in a single payment due upon maturity. As result of the extension of the maturity date and the transfer of cash to Wells Fargo as collateral, we have presented the line of credit as a long-term liability and the cash collateral as restricted cash at March 31, 2014. The cash will remain restricted until such time as the Line is repaid.

Secured Note Payable

On September 25, 2012, we entered into a note payable secured by lab equipment due March 25, 2014. The note required monthly payments of principal and interest at 18% per annum. At December 31, 2013, $22,298 was outstanding under the note. On February 21, 2014, the note was paid off prior to its contractual due date.

Note 5. Letter of Credit

During 2013 we restricted an additional $50,000 in cash and secured a $300,000 letter of credit in favor of our landlord pursuant to the terms of the lease for our Rutherford facility. At March 31, 2014 the letter of credit was fully secured by the restricted cash disclosed on our Consolidated Balance Sheet.

Note 6. Capital Stock

IPO

On April 10, 2013, we completed our IPO in which we issued and sold 690,000 shares of common stock (including the underwriter’s overallotment of 90,000 shares) at a public offering price of $10.00 per share, resulting in gross proceeds of $6.9 million (net proceeds of $5 million). Upon closing of the IPO, all outstanding shares of Series A preferred stock were converted into 376,525 shares of common stock, and all outstanding shares of Series B preferred stock were converted into 910,800 shares of common stock. Also upon closing of the IPO, $9.6 million of debt converted into 963,430 shares of common stock. Concurrent with the IPO, certain derivative warrants with a fair value of $7.2 million were reclassified into equity due to the lapsing of anti-dilution provisions in the warrants. Also concurrent with the IPO, we issued 2,000 shares of common stock to Cleveland Clinic pursuant to our license agreement with Cleveland Clinic.

Secondary Offering

On August 19, 2013, we sold 1,500,000 shares of common stock at a public offering price of $10.00 per share resulting in gross proceeds of $15.0 million ($13.3 million of net proceeds after offering expenses and underwriting discounts). We used $3.5 million of the proceeds to repay certain indebtedness which was due on August 15, 2013. On September 5, 2013, we sold 105,000 additional common shares pursuant to the underwriter’s partial exercise of the over-allotment option which resulted in gross proceeds of $1.1 million ($947,000 of net proceeds after offering expenses and underwriting discounts). All references to the sales of common stock mentioned in this paragraph are referred to as the “Secondary Offering.”

Follow-On Offering

On October 28, 2013, we sold 3,286,700 shares of common stock (including the underwriter’s overallotment of 428,700 shares), at a public offering price of $14.00 per share resulting in gross proceeds of $46.0 million (net proceeds of $42.3 million). All references to the sales of common stock mentioned in this paragraph are referred to as the “Follow-On Offering.”

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

We have also issued 48,000 options outside of the Stock Option Plans.

At March 31, 2014, 26,688 shares remain available for future awards under the 2011 Plan and 27,154 shares remain available for future awards under the 2008 Plan.

As of March 31, 2014, no stock appreciation rights and 7,500 shares of restricted stock have been awarded under the Stock Option Plans.

Prior to our IPO in April 2013, the Board of Directors authorized an offer to certain employee and non-employee options holders on the following terms: those holding stock options with a strike price of $25.00 or more had the opportunity to exchange their options for 60% of the number of options currently held with an exercise price equal to the IPO price, which was $10.00 per share, and those holding stock options with a strike price of $12.50 had the opportunity to exchange their options for 80% of the number of options currently held with an exercise price equal to the IPO price which was $10.00 per share. On April 5, 2013, our initial public offering became effective and 336,300 options with exercise prices ranging from $12.50 to $33.80 were exchanged for 242,070 options with an exercise price of $10.00. The exchange of the options did not result in the recognition of incremental compensation cost. In addition, 53,500 options which were approved to be issued and priced at the IPO price were issued to employees with an exercise price of $10.00 per share.

A summary of employee and nonemployee stock option activity for year ended December 31, 2013 and the three months ended March 31, 2014 is as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	Number of Shares	Weighted- Average Exercise Price
Outstanding January 1, 2013	553,340	$12.76	7.13	$1,142,432
Granted	426,762	14.57
Exercised	(164)	10.00
Cancelled or expired	(106,396)	20.46

Outstanding December 31, 2013	873,542	$10.83	7.75	$3,138,539
Exercised	(202)	10.00
Cancelled or expired	(25,248)	8.57

Outstanding March 31, 2014	848,092	$10.90	7.01	$3,654,874

Exercisable, March 31, 2014	447,152	$7.86	5.11	$3,242,741

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The fair value of our common stock was $15.09 at March 31, 2014 and $13.78 at December 31, 2013, based on the closing price on the NASDAQ Capital Market.

As of March 31, 2014, total unrecognized compensation cost related to non-vested stock options granted to employees was $3,519,701 which we expect to recognize over the next 3.86 years.

As of March 31, 2014, total unrecognized compensation cost related to non-vested stock options granted to non-employees was $77,767 which we expect to recognize over the next 1.53 years. The estimate of unrecognized nonemployee compensation is based on the fair value of the non-vested options as of March 31, 2014.

The following table summarizes information about outstanding and vested stock options granted to employees and non-employees as of March 31, 2014 as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in Years)	Number of Shares	Weighted- Average Exercise Price
4.00	160,000	$4.00	4.56	160,000	$4.00
4.80	33,340	4.80	5.81	28,410	4.80
10.00	291,540	10.00	5.69	230,726	10.00
11.75	5,600	11.75	9.05	—	11.75
12.50	200	12.50	6.70	130	12.50
12.55	10,000	12.55	9.72	500	12.55
13.81	3,000	13.81	9.66	—	13.81
14.18	5,500	14.18	9.64	—	14.18
15.39	338,912	15.39	9.27	27,386	15.39

Total	848,092	$10.90	7.01	447,152	$7.86

The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires us to make assumptions and judgments about the variables used in the calculation, including the fair value of our common stock prior to our IPO (see Note 9), the expected term (the period of time that the options granted are expected to be outstanding), the volatility of our common stock, a risk-free interest rate, and expected dividends. We also estimate forfeitures of unvested stock options. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest. We use the simplified calculation of expected life described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, and volatility is based on an average of the historical volatilities of the common stock of three entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. We use an expected dividend yield of zero, as we do not anticipate paying any dividends in the foreseeable future. Expected forfeitures are assumed to be zero due to the small number of plan participants and the plan design which has monthly vesting after an initial cliff vesting period.

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

	Three Months Ended March 31,
	2014	2013

Volatility	72.66%	75.86%
Risk free interest rate	2.73%	1.25%
Dividend yield	0.00%	0.00%
Term (years)	9.53	7.71

The following table presents the effects of stock-based compensation related to stock option awards to employees and nonemployees on our Statement of Operations during the periods presented:

	Three Months Ended March 31,
	2014	2013
Cost of revenues	$20,412	$2,212
Research and development	14,102	34,836
General and administrative	468,855	58,153
Sales and marketing	26,753	1,932

Total stock-based compensation	$530,122	$97,133

Note 8. Warrants

We have issued certain warrants which contain an exercise price adjustment feature in the event we issue additional equity instruments at a price lower than the exercise price of the warrant. The warrants are described herein as derivative warrants. For all derivative warrants, in the event equity instruments are issued at a price lower than the exercise price of the warrant, the exercise price is adjusted to the price of the new equity instruments issued (price adjustment feature). For certain of these warrants, the number of shares underlying the warrant was also adjusted to an amount computed by dividing the proceeds of the warrant under its original terms by the revised exercise price (share adjustment feature). These warrants are initially recorded as a warrant liability at fair value with a corresponding entry to the loan guarantee fee asset, debt discount, additional paid-in capital or expense dependent upon the service provided in exchange for the warrant grant. Subsequently, any change in fair value is recognized in earnings until such time as the warrants are exercised, amended or expire. As of March 31, 2014 all warrants with a share adjustment feature have either expired or have been exercised.

In January 2014, the Company received $950 from a warrant holder who exercised warrants to purchase 95 shares of common stock at $10.00 per share. In February 2014 a warrant holder exercised warrants to purchase 3,320 shares of common stock at an exercise price of $10.00 per share using the net issuance exercise method whereby 1,661 shares were surrendered in payment in full of the exercise price resulting in a net issuance of 1,659 shares. In March 2014 a warrant holder exercised warrants to purchase 12,500 shares of common stock at an exercise price of $10.00 per share using the net issuance exercise method whereby 7,230 shares were surrendered in payment in full of the exercise price resulting in a net issuance of 5,270 shares.

The following table summarizes the warrant activity for the three months ended March 31, 2014:

Issued With / For	Exercise Price		Warrants Outstanding January 1, 2014	2014 Warrants Exercised	Warrants Outstanding March 31, 2014
Non-Derivative Warrants:
Financing	$10.00		243,334	—	243,334
Financing	15.00		436,079	—	436,079
Debt Guarantee	4.00		174,288	—	174,288
Debt Guarantee	10.00		237,500	—	237,500
Debt Guarantee	15.00		585,645	—	585,645
Consulting	10.00		29,138	—	29,138

	12.38	C	1,705,984	—	1,705,984
Derivative Warrants:
Financing	10.00	B	60,000	—	60,000
Debt Guarantee	10.00	A	12,500	(12,500)	—
Series B Pref. Stock	10.00	B	18,430	(3,415)	15,015
Consulting	10.00	B	200	—	200

	10.00	C	91,130	(15,915)	75,215

	$12.28	C	1,797,114	(15,915)	1,781,199

A	These warrants are subject to fair value accounting and contain exercise price and number of share adjustment features. See Note 9.
B	These warrants are subject to fair value accounting and contain an exercise price adjustment feature. See Note 9.
C	Weighted average exercise prices are as of March 31, 2014.

Note 9. Fair Value of Warrants

The following tables summarize the assumptions used in computing the fair value of derivative warrants subject to fair value accounting at the date of issue during the three months ended March 31, 2014 and 2013 and at March 31, 2014 and December 31, 2013. In computing the fair value of the warrants, if the stated exercise price of the warrants exceeded the assumed value of the Company stock at the date the fair value was being computed, the exercise price and number of shares (if applicable) underlying the warrants were adjusted to reflect an assumed trigger of the price and/or share adjustment features related to the applicable warrants. Such adjustments were only applicable to the three months ended March 31, 2013 due to the relative price of the warrants and the assumed Company stock price.

Issued with Debt Guarantee	Exercised During the Three Months Ended March 31, 2014	As of December 31, 2013

Exercise Price	$10.00	$10.00
Expected life (years)	0.60	0.83
Expected volatility	49.01%	57.33%
Risk-free interest rate	0.08%	0.13%
Expected dividend yield	0.00%	0.00%

Issued with Series B Preferred Shares	Exercised During the Three Months Ended March 31, 2014	As of March 31, 2014	As of December 31, 2013

Exercise Price	$10.00	$10.00	$10.00
Expected life (years)	1.72	1.67	1.92
Expected volatility	46.60%	46.97%	59.26%
Risk-free interest rate	0.33%	0.44%	0.38%
Expected dividend yield	0.00%	0.00%	0.00%

Issued for Consulting	As of March 31, 2014	As of December 31, 2013

Exercise Price	$10.00	$10.00
Expected life (years)	1.90	2.14
Expected volatility	47.04%	63.63%
Risk-free interest rate	0.44%	0.38%
Expected dividend yield	0.00%	0.00%

Issued with Financing	Issued During the Three Months Ended March 31, 2013	As of March 31, 2014	As of December 31, 2013

Exercise Price	$13.34	$10.00	$10.00
Expected life (years)	9.78	2.00	2.25
Expected volatility	74.70%	47.05%	64.40%
Risk-free interest rate	1.95%	0.44%	0.38%
Expected dividend yield	0.00%	0.00%	0.00%

The range of Company stock prices used in computing the fair value of warrants exercised during the three months ended March 31, 2014 was $15.20 – $19.86 and for the fair value of warrants issued during the three months ended March 31, 2013, the assumed range of Company stock prices used was $9.60 – $9.70. In determining the fair value of warrants issued at each reporting date, the Company stock price was $15.09 at March 31, 2014 and $13.78 at December 31, 2013 based on the closing price on the NASDAQ Capital Market.

The following table summarizes the derivative warrant activity subject to fair value accounting for the three months ended March 31, 2014:

Issued with/for	Fair value of warrants outstanding as of December 31, 2013	Fair value of warrants exercised	Change in fair value of warrants	Fair value of warrants outstanding as of March 31, 2014
Series B Preferred Stock	$117,000	$(38,000)	$22,000	$101,000
Debt Guarantee	64,000	(87,000)	23,000	—
Consulting	1,000	—	—	1,000
Financing	412,000	—	(1,000)	411,000

	$594,000	$(125,000)	$44,000	$513,000

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$513,000	—	—	$513,000

	December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$594,000	—	—	$594,000

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

A table summarizing the activity for the derivative warrant liability which is measured at fair value using Level 3 inputs is presented in Note 9.

Note 11. Joint Venture Agreement

In November 2011, we entered into an affiliation agreement with the Mayo Foundation for Medical Education and Research (“Mayo”), subsequently amended. Under the agreement, we formed a joint venture with Mayo in May 2013 to focus on developing oncology diagnostic services and tests utilizing next generation sequencing. The joint venture is a limited liability company, with each party initially holding fifty percent of the issued and outstanding membership interests of the new entity (the “JV”). In exchange for our membership interest in the JV, we made an initial capital contribution of $1.0 million in October 2013 (the “Closing Date”). In addition, we issued 10,000 shares of our common stock to Mayo pursuant to our affiliation agreement and recorded an expense of approximately $175,000. We also recorded additional expense of approximately $231,000 during the fourth quarter of 2013 related to shares issued to Mayo in November of 2011 as the JV achieved certain performance milestones

The agreement also requires aggregate total capital contributions by us of up to an additional $5.0 million over the next two and a half years. We currently anticipate that we will make capital contributions of $1.0 million in the second quarter of 2014 and $2.0 million each on the first and second anniversaries of the closing date, respectively, with the latter two installments subject to the JV’s achievement of certain operational milestones agreed upon by the board of governors of the JV. In exchange for its membership interest, Mayo’s capital contribution will take the form of cash, staff, services, hardware and software resources, laboratory space and instrumentation, the fair market value of which will be approximately equal to $6 million. Mayo’s continued contribution will also be conditioned upon the JV’s achievement of certain milestones. The operation of the joint venture may divert management time from operating our business. No assurances can be given that we will be able to fully fund the joint venture agreement, or that, even if funded, the joint venture will ever achieve the research, development and commercial objectives currently contemplated by the parties, such as the discovery and commercialization of new diagnostic tests utilizing next-generation sequencing. If the development efforts of the joint venture do not result in commercially successful tests or services, it will have an adverse effect on our business, financial condition and results of operations.

Note 12. Related Party Transactions

John Pappajohn, a member of the Board of Directors and stockholder, had personally guaranteed our revolving line of credit with Wells Fargo Bank through March 31, 2014. As consideration for his guarantee, as well as each of the eight extensions of this facility through March 31, 2014, Mr. Pappajohn received warrants to purchase an aggregate of 1,051,506 shares of common stock of which Mr. Pappajohn assigned warrants to purchase 284,000 shares of common stock to certain third parties. Warrants to purchase 395,825 shares of common stock have been exercised by Mr. Pappajohn through March 31, 2014. After adjustment pursuant to the terms of the warrants in conjunction with our IPO, the number of these warrants outstanding retained by Mr. Pappajohn was 585,645 at $15.00 per share and 44,288 at $4.00 per share.

In addition, John Pappajohn also had loaned us an aggregate of $6,750,000 (all of which was converted into 675,000 shares of common stock at the IPO price of $10.00 per share). In connection with these loans, Mr. Pappajohn received warrants to purchase an aggregate of 202,630 shares of common stock. After adjustment pursuant to the terms of the warrants in conjunction with our IPO, the number of warrants outstanding was 436,079 at $15.00 per share at March 31, 2014.

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

On May 19, 2006, we issued a convertible promissory note in favor of our then Chairman and founder, Dr. Chaganti, the holder, which obligated us to pay the holder the sum of $100,000, together with interest at the rate of 8.5% per annum, due April 1, 2014. Interest expense totaled $2,100 for the quarter ended March 31, 2013. On April 10, 2013 the note and accrued interest converted into 13,430 shares of common stock at the IPO price of $10.00 per share. Pursuant to a consulting and advisory agreement, Dr. Chaganti also received options to purchase a total of 36,000 shares of common stock at a price of $10.00 per share which vested over a two year period. Total non-cash stock-based compensation recognized under the consulting agreement for each of the quarterly periods ended March 31, 2014 and 2013 were $0 and $27,350, respectively. Additionally, on September 15, 2010, we entered into a three-year consulting agreement with Dr. Chaganti which was subsequently renewed through December 31, 2016 pursuant to which Dr. Chaganti receives $5,000 per month for providing consulting and technical support services. Total expenses for each of the quarterly periods ended March 31, 2014 and 2013 were $15,000. Pursuant to the terms of the renewed consulting agreement, Dr. Chaganti will receive, subject to the adoption of a new equity plan or amendment to increase the shares available for issuance under the 2011 Equity Plan, an option to purchase 200,000 shares of our common stock at a purchase price of $15.89 per share. Also pursuant to the consulting agreement, Dr. Chaganti assigned to us all rights to any inventions which he may invent during the course of rendering consulting services to us. In exchange for this assignment, if the USPTO issues a patent for an invention on which Dr. Chaganti is listed as an inventor, we are required to pay Dr. Chaganti (i) a one-time payment of $50,000 and (ii) 1% of any net revenues we receive from any licensed sales of the invention. During the quarter ended March 31, 2014, we paid Dr. Chaganti $150,000 which was recognized as an expense in fiscal 2013 when three patents were issued.

In August 2010, we entered into a consulting agreement with Equity Dynamics, Inc., an entity controlled by John Pappajohn, pursuant to which Equity Dynamics, Inc. receives a monthly fee of $10,000 plus reimbursement of expenses. Total expenses for the three months ended March 31, 2014 and 2013 were $30,000. As of March 31, 2014, we owed Equity Dynamics, Inc. $0.

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

As used herein, the “Company,” “we,” “us,” “our” or similar terms, refer to Cancer Genetics, Inc. and its wholly owned subsidiary, Cancer Genetics Italia, S.r.l. except as expressly indicated or unless the context otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 10-K filed with the SEC on March 28, 2014. This MD&A may contain forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” below.

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

The non-proprietary testing services we offer are focused on specific oncology categories where we are developing our proprietary arrays and probe panels. We believe that there is significant synergy in developing and marketing a complete set of tests and services that are disease-focused and delivering those tests and services in a comprehensive manner to help with treatment decisions. The insight that we develop in delivering the non-proprietary services are often leveraged in the development of our proprietary programs and now increasingly in the validation of our proprietary programs (such as MatBA®) for clinical use.

We expect to continue to incur significant losses for the near future. We incurred losses of $12.4 million and $6.7 million for fiscal years ended December 31, 2013 and 2012, respectively. As of March 31, 2014, we had an accumulated deficit of $63.8 million.

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

Due to the early stage nature of our business and our limited sales and marketing activities to date, we have historically derived a significant portion of our revenue from a limited number of test ordering sites, although the test ordering sites that generate a significant portion of our revenue have changed from period to period. Our test ordering sites are largely hospitals, cancer centers, reference laboratories and physician offices, as well as biopharmaceutical companies as part of a clinical trial. Oncologists and pathologists at these sites order the tests on behalf of the needs of their oncology patients or as part of a clinical trial sponsored by a biopharmaceutical company in which the patient is being enrolled. The top five test ordering sites during the three months ended March 31, 2014 and 2013 accounted for 63% and 58% respectively, of our clinical testing volumes, with 32 % and 30% respectively, of the volume coming from community hospitals. During the three months ended March 31, 2014, there was one site which accounted for approximately 10% or more of our revenue. A clinical trial client accounted for approximately 33% of our revenue. During the three months ended March 31, 2013, there were three sites which each accounted for approximately 10% or more of our revenue. A clinical trial client accounted for approximately 21%, a university teaching center accounted for approximately 12%, and a community oncology practice accounted for approximately 12% of our revenue.

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

Cost of Revenues

Our cost of revenues consists principally of internal personnel costs, including stock-based compensation, laboratory consumables, shipping costs, overhead and other direct expenses, such as specimen procurement and third party validation studies. We are pursuing various strategies to reduce and control our cost of revenues, including automating our processes through more efficient technology and attempting to negotiate improved terms with our suppliers. We successfully migrated key components of our probe manufacturing to India in 2013, which reduced the labor costs involved and increased manufacturing yield and flexibility. We will continue to assess how geographic advantage can help us improve our cost structure.

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

General and Administrative Expenses. General and administrative expenses consist principally of personnel-related expenses, professional fees, such as legal, accounting and business consultants, occupancy costs, and other general expenses. We have incurred increases in our general and administrative expenses and anticipate further increases as we expand our business operations. We further expect that general and administrative expenses will increase significantly due to increased information technology, legal, insurance, accounting and financial reporting expenses associated with being a public company.

Seasonality

Our business experiences decreased demand during spring vacation season, summer months and the December holiday season when patients are less likely to visit their health care providers. We expect this trend in seasonality to continue for the foreseeable future.

Results of Operations

Three Months Ended March 31, 2014 and 2013

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three Months Ended March 31,		Change
	2014	2013	$	%
(dollars in thousands)
Revenue	$1,430	$1,218	$212	17%
Cost of revenues	1,290	1,070	220	21%
Research and development expenses	597	491	106	22%
General and administrative expenses	2,731	1,570	1,161	74%
Sales and marketing expenses	749	396	353	89%

Total Operating Loss	(3,937)	(2,309)	(1,628)	(71%)
Interest income (expense)	(319)	(1,294)	975	75%
Change in fair value of warrant liability	(44)	5,299	(5,343)	(101%)

Income (loss) before income taxes	(4,300)	1,696	(5,996)	(354%)
Income tax (benefit) expense	(1,814)	(664)	1,150	173%

Net income (loss)	$(2,486)	$2,360	$(4,846)	(205%)

Revenue

Revenue increased 17%, or $212,000, principally due to an increase in test volume partially offset by a decrease in revenue per test. Our total test volume increased 45% to 2,772 from 1,911 in the prior year period. Our average revenue per test (excluding grant revenue and probe revenue) decreased by 18% to $506 per test, from $615 per test in the prior year period principally due to a decrease in the average revenue per test attributable to direct bill tests which includes FHACT TM, our proprietary FISH-based HPV-associated cancer test. We anticipate that revenue per test may continue to decline if direct bill clients continue to account for a larger part of our business and as we increase volumes of FHACT TM.

	Three Months Ended March 31,				Change
	2014		2013
	$	%	$	%	$	%
(dollars in thousands)
Medicare	$250	17%	$257	21%	$(7)	(3%)
Direct bill (including clinical trials)	869	61%	511	42%	358	70%
Insurance carrier and all others	311	22%	450	37%	(139)	(31%)

Total Revenue	$1,430	100%	$1,218	100%	$212	17%

Revenue from Medicare decreased 3%, or $7,000, principally due to a decrease in revenue per test. Revenue from direct bill (including clinical trials customers) increased 70%, or $357,000, principally due to an increase in clinical trial service volumes as well as an increase in the number of direct bill customers, both of which were partially offset by a decrease in revenue per test. Revenue from insurance carriers and others, which includes DNA probe sales by CGI Italia, decreased 31%, or $139,000, principally due to a decrease in testing volumes partially offset by an increase in revenue per test.

Cost of Revenues

Cost of revenues increased 21%, or $220,000, principally due to: an increase in clinical supply costs of $122,000 related to higher test volumes; and an increase of $63,000 associated with an increase in headcount.

Operating Expenses

Research and Development Expenses. Research and development expenses increased 22%, or $106,000, principally due to an increase in compensation related expenses related to labor incurred as we validate diagnostic tests results and develop testing procedures.

General and Administrative Expenses. General and administrative expenses increased 74%, or $1.2 million, principally due to: an increase in compensation costs of $899,000, $525,000 of which relate to a separation agreement which we entered into with our former CFO in March 2014 and $286,000 of which relates to an increase in stock-based compensation costs; and an increase of $701,000 related to costs associated with being a public company, including increased insurance costs all of which was partially offset by the write-off of $618,000 of deferred IPO costs in 2013.

Sales and Marketing Expenses. Sales and marketing expenses increased 89%, or $353,000, principally due to an increase in compensation and travel costs associated with increased headcount as we hire additional sales and marketing personnel.

Interest Income (Expense)

Net interest expense decreased 75%, or $975,000, principally due to the conversion of $9.6 million of debt into common stock which occurred concurrently with our IPO on April 10, 2013 and the repayment of $3.5 million of indebtedness in August 2013.

Change in Fair Value of Warrant Liability

The change in the fair value of our warrant liability resulted in $44,000 in non-cash expense for the three months ended March 31, 2014, as compared with non-cash income of $5.3 million for the three months ended March 31, 2013. The fair market value of certain of our outstanding common stock warrants, that we are required to account for as liabilities, are revalued each quarter at amounts that correspond with changes in the value of our common stock.

Concurrent with the IPO date of April 10, 2013, derivative warrants with a fair value of $7.2 million were reclassified into equity due to the lapsing of anti-dilution provisions in the warrants and also resulted from a shareholder, John Pappajohn, limiting certain anti-dilution rights in his warrants to purchase shares of the Company’s common stock. Since the re-classification, future changes in the value of these particular warrants are no longer required to be recorded in our financial statements. Also since the re-classification, there are significantly less warrants that are subject to revaluation each quarter. During the three months ended March 31, 2014, the fair market value of the 75,215 remaining common stock warrants that are subject to revaluation increased as a consequence of an increase in our stock price and resulted in $44,000 of non-cash expense during this period.

During the three months ended March 31, 2013, the fair market value of these common stock warrants decreased as a consequence of a decrease in our assumed stock price and resulted in $5.3 million of non-cash income during that period.

Income Taxes

During the three months ended March 31, 2014 and 2013, we received $1.8 million and $664,000, respectively, in cash from the sale of certain state NOL carryforwards.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity have been funds generated from our debt financings and equity financings. In addition, we have generated funds from the following sources: (i) cash received from sales of state NOL’s; (ii) grants from the National Institutes of Health, and; (iii) cash collections from our customers.

During January 2014, we received $1.8 million in cash in from sales of state NOL’s.

In general, our primary uses of cash are providing for working capital purposes (which principally represent payroll costs, the purchase of supplies, rent expense and insurance costs) and servicing debt. As of March 31, 2014, we have maximized our borrowings under our revolving credit line at $6 million. Our largest source of operating cash flow is cash collections from our customers.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Three Months Ended
	March 31
	2014	2013
(in thousands)
Cash provided by (used in):
Operating activities	$(1,937)	$(560)
Investing activities	(6,181)	(20)
Financing activities	(27)	(23)

Net (decrease) in cash and cash equivalents	$(8,145)	$(603)

We had cash and cash equivalents of $41.3 million at March 31, 2014, and $49.5 million at December 31, 2013.

The $8.2 million decrease in cash and cash equivalents for the three months ended March 31, 2014, principally resulted from an increase in our restricted cash of $6.0 million related to the collateralization of our line of credit with Wells Fargo and $1.9 million of net cash used in operations.

The $603,000 decrease in cash and cash equivalents for the three months ended March 31, 2013, was principally the result of our $560,000 net cash used in operations which includes $128,000 in cash interest payments, $19,000 in principal payments on notes payable and $12,000 in purchases of fixed assets.

At March 31, 2014, we had total indebtedness of $6.0 million, excluding capital lease obligations

Cash Used in Operating Activities

For the three months ended March 31, 2014, we used $3.3 million in net cash to fund our core operations after adjusting for the $1.8 million in proceeds on the sale of certain state NOL carryforwards in January 2014 and working capital items as follows: a net increase in accounts receivable of $251,000; a net decrease in accounts payable, accrued expenses (including the payout of 2013 accrued performance bonuses) and deferred revenue of $132,000; and an increase in other current assets of $65,000 which includes prepayments for our insurance policies.

Net cash used in operating activities was $560,000 for the three months ended March 31, 2013, consisting primarily of $2.4 million in net income during the period after non-cash income from a change in fair value of warrant liability of $5.3 million offset by an increase in accounts payable, accrued expenses and deferred revenue of $897,000, non-cash debt costs of $947,000 and the write-off of deferred IPO costs of $618,000. Additionally, during the three months ended March 31, 2013, we received $664,000 in cash from the sale of certain state NOL carryforwards.

Cash Used in Investing Activities

Net cash used in investing activities was $6.2 million for the three months ended March 31, 2014 and principally resulted from an increase in our restricted cash of $6.0 million related to the collateralization of our line of credit with Wells Fargo.

Net cash used in investing activities was $20,000 for the three months ended March 31, 2013 due to an increase of $12,000 in purchases of fixed assets and $8,000 in patent application costs.

Cash Used in Financing Activities

Net cash used in financing activities was $27,000 for the three months ended March 31, 2014, and principally resulted from payments of notes payable of $22,000.

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

On March 31, 2014, the Company’s Chief Financial Officer, Elizabeth Czerepak resigned. In connection with Ms. Czerepak’s resignation, we entered into a separation agreement (the “Separation Agreement”) with Ms. Czerepak. We incurred expenses of approximately $525,000 under the Separation Agreement which are reflected General and administrative expense. As of March 31, 2014, $375,000 of these costs is accrued and will be paid over the remainder of fiscal 2014.

We believe our cash and cash equivalents are sufficient to satisfy our liquidity requirements at our current level of operations for at least 24 months.

We expect our operating expenses, particularly those relating to sales and marketing, to increase as we hire additional sales and marketing personnel and increase sales and marketing activities.

Our forecast of the period of time through which our current financial resources will be adequate to support our operations and our expected operating expenses are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

•	the timing of and the costs involved in obtaining regulatory approvals and clearances for our tests;

•	the costs of operating and enhancing our laboratory facilities;

•	if our new diagnostic tests are approved, our commercialization activities;

•	the scope, progress and results of our research and development programs;

•	the scope, progress, results, costs, timing and outcomes of the clinical trials of our diagnostic tests;

•	our ability to manage the costs for manufacturing our microarrays and probes;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	our ability to obtain adequate reimbursement from governmental and other third-party payors for our tests and services;

•	our ability to execute on our marketing and sales strategy for our genomic tests and gain acceptance of our tests in the market;

•	revenues received from sales of our tests, if approved by FDA and accepted by the market;

•	the costs of additional general and administrative personnel, including accounting and finance, legal and human resources, as a result of becoming a public company;

•	the costs of developing our internal sales, marketing and distribution capabilities;

•	our ability to collect revenues;

•	our ability to secure financing and the amount thereof; and

•	other risks and uncertainties discussed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2013 and other reports we file with the Securities and Exchange Commission.

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

Section 107 of the JOBS Act provides that an “emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.” In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Our critical accounting policies are more fully described in Note 2 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2013 and there have been no material changes to such critical accounting policies. We consider the following accounting policies critical to the understanding of the results of our operations:

•	Revenue recognition;

•	Accounts receivable and bad debts;

•	Stock-based compensation; and

•	Warrant liability.

Cautionary Note Regarding Forward-Looking Statements

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” or the negative of those terms, and similar expressions and comparable terminology intended to identify forward-looking statements. These statements reflect our current views with respect to future events. There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	our ability to achieve profitability by increasing sales of our laboratory tests and services and to continually develop and commercialize novel and innovative genomic-based diagnostic tests and services for cancer patients;

•	our ability to raise additional capital to meet our liquidity needs;

•	our ability to clinically validate our pipeline of genomic microarray tests currently in development;

•	our ability to execute on our marketing and sales strategy for our genomic tests and gain acceptance of our tests in the market;

•	our ability to keep pace with rapidly advancing market and scientific developments;

•	our ability to satisfy U.S. (including FDA) and international regulatory requirements with respect to our tests and services, many of which are new and still evolving;

•	our ability to obtain reimbursement from governmental and other third-party payors for our tests and services;

•	competition from clinical laboratory services companies, genomic-based diagnostic tests currently available or new tests that may emerge;

•	our ability to maintain our clinical collaborations and enter into new collaboration agreements with highly regarded organizations in the cancer field so that, among other things, we have access to thought leaders in the field and to a robust number of samples to validate our genomic tests;

•	our ability to maintain our present customer base and obtain new customers;

•	potential product liability or intellectual property infringement claims;

•	our dependency on third-party manufacturers to supply or manufacture our products;

•	our ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel with extensive experience in oncology, who are in short supply;

•	our ability to obtain or maintain patents or other appropriate protection for the intellectual property in our proprietary tests and services;

•	our dependency on the intellectual property licensed to us or possessed by third parties;

•	our ability to expand internationally and launch our tests in emerging markets, such as India and Brazil;

•	our ability to adequately support future growth; and

•	the factors listed under the heading “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2013 and other reports that we file with the Securities and Exchange Commission.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this quarterly report on Form 10-Q and, except as required by law, we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this quarterly report on Form 10-Q. You should read this quarterly report on Form 10-Q and the documents referenced herein and filed as exhibits completely and with the understanding that our actual future results may be materially different from what we expect.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended, as of March 31, 2014, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2014. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our annual report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Sales of Registered Securities

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Pending Acquisition of Bioserve India

On May 12, 2014, we entered into two related agreements whereby we agreed to acquire BioServe BioTechnologies (India) Private Limited, an Indian corporation (“BioServe”).

BioServe is a leading genomic service and next-generation sequencing company founded in 2002 serving both the research and clinical markets and based in Hyderabad, India. It has approximately 26 employees, 19 working in its laboratory and 7 in sales. If the transaction is consummated, we believe we will be able to access the Indian healthcare market. The acquisition provides the Company with an infrastructure in India for developing lower cost manufacturing of probes and kits including probes and kits used for our proprietary FHACT™ test, a center for remote genetic analysis of US cases at lower cost and access to one of the fastest-growing molecular and clinical diagnostic markets in the world. BioServe will continue to serve biotechnology and biopharmaceutical companies, diagnostic companies and research hospitals, including those owned or operated by the Indian government, as well as expand its customer base.

The parties to the first agreement (the “India Agreement”) are the Company, Ramakishna V. Modali (the current general manager of BioServe, “Modali”), Ventureast Trustee Company Pvt Ltd and affiliates, its principal shareholder (“Ventureast”), and certain other shareholders residing in India all of whom in the aggregate own approximately 74% of BioServe. The parties to the second share purchase agreement (the “US Agreement”) are the Company and BioServe Biotechnologies LTD, a Maryland corporation and an affiliate of BioServe which owns approximately 15% of BioServe, with the majority of the other outstanding shares held by the BioServe Employee Stock Ownership Plan which will remain in place. The aggregate purchase price is approximately $1.9 million payable to the different shareholders of BioServe as follows: (i) Ventureast will receive a payment equivalent to the cash value of 84,278 shares of the Company’s common stock at the time of payment (currently approximately $1.2 million), payable in 30 months or sooner if the Company effects a public offering of its common stock prior to that time, (ii) approximately $100,000 is payable in cash, and (iii) approximately 8,687 shares will be issued under the US Agreement. The Company will also assume approximately $150,000 in indebtedness. The Company is in the process of forming a subsidiary in India to which it will assign its rights to purchase shares under the India Agreement. Certain payments to the BioServe shareholders will be subject to set-off in the event of claims for indemnification for any breaches of any representations or warranties in the agreement.

As a condition of closing Mr. Modali has agreed to be employed by the Company. To induce him enter into this agreement, he will receive a restricted stock grant of approximately 22,683 shares of the Company’s common stock that will be fully vested upon issuance. The shares will be subject to customary sales restrictions under United States Securities regulations and subject to set-off as a part of the warranties in the agreement.

The consummation of the transactions is subject to various conditions, including certain filings to be made and approvals received in India; the absence of any material adverse effect with respect to BioServe; the absence of any order or law preventing consummation of the transactions; and other legal and regulatory requirements.

Either party may terminate the agreements and the transactions contemplated thereby if the Closing has not occurred by August 12, 2014. The Company anticipates closing in the third quarter of 2014.

Item 6.	Exhibits

See the Index to Exhibits following the signature page hereto, which Index to Exhibits is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cancer Genetics, Inc.
(Registrant)

Date: May 15, 2014	/s/ Panna L. Sharma
Panna L. Sharma
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2014	/s/ Edward J. Sitar
Edward J. Sitar
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Letter Agreement, between Cancer Genetics, Inc. and Andrew L. Pecora, effective February 18, 2014 filed as Exhibit 10.66 to Form 10-K filed on March 28, 2014 and incorporated herein by reference.

10.2	Consulting Agreement, between Cancer Genetics, Inc. and R.S.K. Chaganti, dated February 19, 2014 filed as Exhibit 10.67 to Form 10-K filed on March 28, 2014 and incorporated herein by reference.

10.3	Separation and General Release Agreement, between Cancer Genetics, Inc. and Elizabeth Czerepak, effective March 31, 2014 filed as Exhibit 10.68 to Form 10-K filed on March 28, 2014 and incorporated herein by reference.

10.4	Employment Agreement, between Cancer Genetics, Inc. and Edward J. Sitar, dated March 17, 2014 filed as Exhibit 10.69 to Form 10-K filed on March 28, 2014 and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet at December 31, 2013 and March 31, 2014 (unaudited), (ii) Consolidated Statements of Operations and Comprehensive Loss for the three month periods ended March 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013 (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited)

*	Users of this interactive data file are advised that, pursuant to Rule 406T of Regulations S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.