Form 10-Q
period 2014-06-30
CANCER GENETICS, INC
filed 2014-08-14
CIK 1349929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 1, 2014, there were 9,696,658 shares of common stock, par value $0.0001 of Cancer Genetics, Inc. outstanding.

CANCER GENETICS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
Cancer Genetics, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37,417,742	$49,459,564
Accounts receivable, net of allowance for doubtful accounts of $36,000	2,056,266	1,567,039
Other current assets	1,219,205	864,616
Total current assets	40,693,213	51,891,219
FIXED ASSETS, net of accumulated depreciation	1,476,247	1,264,624
OTHER ASSETS
Security deposits	1,564	1,564
Restricted cash	6,300,000	300,000
Loan guarantee and financing fees, net of accumulated amortization of $517,500 in 2013	—	310,500
Patents	450,934	401,709
Investment in joint venture	677,464	987,657
	7,429,962	2,001,430
Total Assets	$49,599,422	$55,157,273
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,283,032	$2,346,240
Obligations under capital leases, current portion	57,606	51,400
Deferred revenue	31,833	199,560
Notes payable, current portion	—	22,298
Line of credit	—	6,000,000
Total current liabilities	2,372,471	8,619,498
Obligations under capital leases	331,636	309,777
Deferred rent payable	157,978	170,789
Line of credit	6,000,000	—
Warrant liability	274,000	594,000
Total liabilities	9,136,085	9,694,064
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 9,764,000 shares, $0.0001 par value, none issued	—	—
Common stock, authorized 100,000,000 shares, $0.0001 par value, 9,464,709 and 9,275,384 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	947	927
Additional paid-in capital	108,459,567	106,786,862
Accumulated deficit	(67,997,177)	(61,324,580)
Total Stockholders’ Equity	40,463,337	45,463,209
Total Liabilities and Stockholders’ Equity	$49,599,422	$55,157,273
See Notes to Unaudited Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$1,511,670	$1,831,649	$2,942,045	$3,050,316
Cost of revenues	1,503,095	1,279,274	2,793,157	2,349,294
Gross profit	8,575	552,375	148,888	701,022
Operating expenses:
Research and development	1,105,773	455,570	1,702,544	950,597
General and administrative	2,395,462	1,384,123	5,126,866	2,961,374
Sales and marketing	918,457	446,468	1,667,436	831,955
Total operating expenses	4,419,692	2,286,161	8,496,846	4,743,926
Loss from operations	(4,411,117)	(1,733,786)	(8,347,958)	(4,042,904)
Other income (expense):
Interest expense	(30,744)	(389,319)	(371,921)	(1,683,308)
Interest income	16,157	744	38,341	1,354
Debt conversion costs	—	(6,849,830)	—	(6,849,830)
Change in fair value of warrant liability	239,000	(170,000)	195,000	5,129,000
Total other income (expense)	224,413	(7,408,405)	(138,580)	(3,402,784)
Income (loss) before income taxes	(4,186,704)	(9,142,191)	(8,486,538)	(7,445,688)
Income tax provision (benefit)	—	—	(1,813,941)	(663,900)
Net income (loss)	$(4,186,704)	$(9,142,191)	$(6,672,597)	$(6,781,788)
Basic net income (loss) per share	$(0.45)	$(2.29)	$(0.72)	$(2.54)
Diluted net loss per share	$(0.47)	$(2.29)	$(0.74)	$(4.46)
Basic Weighted Average Shares Outstanding	9,302,737	3,985,663	9,289,624	2,667,799
Diluted Weighted Average Shares Outstanding	9,318,634	3,985,663	9,314,155	2,667,799

See Notes to Unaudited Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,672,597)	$(6,781,788)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	214,450	151,066
Amortization	13,431	7,615
Equity-based consulting and compensation expenses	1,293,705	215,219
Equity-based research and development expenses	—	74,650
Change in fair value of warrant liability	(195,000)	(5,129,000)
Amortization of loan guarantee and financing fees	310,500	612,605
Accretion of discount on debt	—	581,193
Deferred rent	(12,811)	3,245
Loss in equity method investment	310,193	—
Deferred initial public offering costs expensed	—	617,706
Write-off of debt conversion costs	—	6,849,830
Change in working capital components:
Accounts receivable	(489,227)	(412,696)
Other current assets	(354,589)	(219,636)
Accounts payable, accrued expenses and deferred revenue	(230,935)	(335,837)
Net cash (used in) operating activities	(5,812,880)	(3,765,828)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(385,151)	(42,576)
Increase in restricted cash	(6,000,000)	(50,000)
Patent costs	(62,656)	(31,679)
Net cash (used in) investing activities	(6,447,807)	(124,255)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(12,857)	(8,437)
Proceeds from initial public offering of common stock, net of offering costs	—	5,054,514
Payment of equity issuance costs for secondary public offering	—	(92,941)
Proceeds from warrant exercises	178,102	96,000
Proceeds from option exercises	75,918
Principal payments on notes payable	(22,298)	(38,151)
Net cash provided by financing activities	218,865	5,010,985
Net (decrease) in cash and cash equivalents	(12,041,822)	1,120,902
CASH AND CASH EQUIVALENTS
Beginning	49,459,564	819,906
Ending	$37,417,742	$1,940,808
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$61,421	$489,509
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Warrants issued for financing fees	$—	$47,000
Accrued offering costs	—	50,000
Fixed assets acquired through capital lease arrangements	40,922
Cashless exercise of derivative warrants	125,000
IPO costs discounted	—	733,250
Accrued expenses reclassified as derivative warrant liability	—	221,000
Retirement of treasury stock	—	17,442
Conversion of notes payable, lines of credit and accrued interest to common stock	—	9,364,300
Conversion of preferred stock to common stock		241
Reclassification of derivative warrants	—	7,170,000
Reclassification of deferred offering costs to additional paid in capital	—	1,992,333
See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1.     Description of Business, Basis of Presentation, Acquisition, Pending Acquisition, Public Offerings and Reverse Stock Splits

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

Acquisition - Gentris Corporation

On July 15, 2014, we entered into an Asset Purchase Agreement (the “Agreement”) to purchase substantially all of the assets of Gentris Corporation, a Delaware corporation (“Gentris”), with its principal place of business in North Carolina. The transaction closed on July 16, 2014.

Gentris provides genomic testing and pharmacogenomics services to half of the top ten biopharma companies globally and has participated and performed genomic analysis for over 1,000 clinical trials. Gentris has operations in Raleigh (Research Triangle Park), North Carolina and Shanghai, China in state-of-the-art GLP, CLIA and FDA-compliant facilities. It is contemplated that Gentris will become fully integrated with our operations. Gentris has 39 employees and 28,000 square feet of laboratory space.

The initial acquisition price of Gentris was (i) $3.25 million in cash (subject to potential minor reduction based on obligations of Gentris due at closing), plus (ii) a number of our shares of common stock equal to $1.50 million divided by the volume weighted average price of our common stock on The Nasdaq Capital Market for the five days immediately preceding the closing date of this transaction, plus (iii) a potential earn-out of up to $1.50 million over the next calendar year, which earn-out is payable in cash or shares of our common stock at our option, and is based upon a formula that provides for an additional amount starting at $300,000 for revenues of $4.75 million, up to an additional amount of $1.5 million for revenues of $8.55 million, plus (iv) a potential payment to be made in connection with the termination of Merck’s biorepository relationship with Gentris, based upon exit fees to be received by Gentris from Merck. The volume weighted average price of our common stock on The Nasdaq Capital Market for the five days preceding closing was $10.1459 per share, causing the number of shares of common stock issued in the acquisition to amount to an aggregate of 147,843 shares. The source of the $3.25 million of cash was the Company’s working capital. The transaction was treated as an asset purchase. We incurred a finder's fee of $147,500 related to the transaction, $125,000 of which was paid in July, 2014.

As of June 30, 2014, we had a loan receivable from Gentris in the amount of $300,000 which is included in other assets in the Consolidated Balance Sheet . The loan was made on May 23, 2014 and bore interest at 4%. The loan was converted to an advance on the purchase price at time of close.

Pending Acquisition - Bioserve India

On May 12, 2014, we entered into two related agreements whereby we agreed to acquire BioServe BioTechnologies (India) Private Limited, an Indian corporation (“BioServe”).

BioServe is a leading genomic service and next-generation sequencing company founded in 2002 serving both the research and clinical markets and based in Hyderabad, India. It has approximately 26 employees. If the transaction is consummated, we believe we will be able to access the Indian healthcare market. The acquisition provides the Company with an infrastructure in India for developing lower cost manufacturing of probes and kits including probes and kits used for our proprietary FHACT test, a center for remote genetic analysis of US cases at lower cost and access to one of the fastest-growing molecular and clinical diagnostic markets in the world. BioServe will continue to serve biotechnology and biopharmaceutical companies, diagnostic companies and research hospitals, including those owned or operated by the Indian government, as well as seek to expand its customer base.

The parties to the first agreement (the “India Agreement”) are the Company, Ramakishna V. Modali (the current general manager of BioServe, “Modali”), Ventureast Trustee Company Pvt Ltd and affiliates, its principal shareholder (“Ventureast”), and certain other shareholders residing in India all of whom in the aggregate own approximately 74% of BioServe. The parties to the second share purchase agreement (the “US Agreement”) are the Company and BioServe Biotechnologies LTD, a Maryland corporation and an affiliate of BioServe which owns approximately 15% of BioServe, with the majority of the other outstanding shares held by the BioServe Employee Stock Ownership Plan which will remain in place. The aggregate purchase price is approximately $1.9 million payable to the different shareholders of BioServe as follows: (i) Ventureast will receive a payment equivalent to the cash value of 84,278 shares of the Company’s common stock at the time of payment, payable in 30 months or sooner if the Company effects a public offering of its common stock prior to that time, (ii) approximately $100,000 is payable in cash to various other shareholders, and (iii) approximately 8,687 shares will be issued to various other shareholders under the US Agreement. The Company will also assume approximately $170,000 in indebtedness. The Company formed a subsidiary in India to which it assigned its rights to purchase shares under the India Agreement. Certain payments to the BioServe shareholders will be subject to set-off in the event of claims for indemnification for any breaches of any representations or warranties in the agreement.

As a condition of closing Mr. Modali has agreed to be employed by the Company. To induce him to enter into this agreement, he will receive a restricted stock grant of approximately 22,683 shares of the Company’s common stock that will be fully vested upon issuance. The shares will be subject to customary sales restrictions under United States Securities regulations and subject to set-off as a part of the warranties in the agreement.

The consummation of the transactions is subject to various conditions, including certain filings to be made and approvals received in India; the absence of any material adverse effect with respect to BioServe; the absence of any order or law preventing consummation of the transactions; and other legal and regulatory requirements.

Either party may terminate the agreements and the transactions contemplated thereby if the Closing has not occurred by the end of August, 2014. The Company anticipates closing in the third quarter of 2014.

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

Note 2.     Significant Accounting Policies

Basis of presentation: The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for interim reporting as they are prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2013 that are included in our Form 10-K filed with the SEC on March 28, 2014. The consolidated balance sheet as of December 31, 2013, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. Interim financial results are not necessarily indicative of the results that may be expected for any future interim period or for the year ending December 31, 2014.

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

Liquidity: Our primary sources of liquidity have been funds generated from our debt financings and equity financings. In addition, we have generated funds from the following sources: (i) cash collections from our customers (ii) cash received from sales of state net operating loss carryforwards, and; (iii) grants from the National Institutes of Health.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Cancer Genetics, Inc. and our wholly owned subsidiary, Cancer Genetics Italia S.r.l (“CGI Italia”). CGI Italia manufactures DNA probes. CGI Italia had approximately $470,000 and $398,000 in total assets at June 30, 2014 and December 31, 2013, respectively, and approximately $96,000 and $44,000 in total revenue for the six months ended June 30, 2014 and 2013, respectively. All significant intercompany account balances and transactions have been eliminated in consolidation.

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

Revenue recognition: Revenue is recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and ASC 954-605 Health Care Entities, Revenue Recognition which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. In determining whether the price is fixed or determinable, we consider payment limits imposed by insurance carriers and Medicare and the amount of revenue recorded takes into account the historical percentage of revenue we have collected for each type of test for each payor category. Periodically, an adjustment is made to revenue to record differences between our anticipated cash receipts from insurance carriers and Medicare and actual receipts from such payors. For the periods presented, such adjustments were not significant. For direct bill customers (including clinical trials customers), revenue is recorded based upon the contractually agreed upon fee schedule. When assessing collectability, we consider whether we have sufficient payment history to reliably estimate a payor’s individual payment patterns. For new tests where there is no evidence of payment history at the time the tests are completed, we only recognize revenues once reimbursement experience can be established. Until then, we recognize revenue equal to the amount of cash received. Sales of probes are recorded on the shipping date. We do not bill customers for shipping and handling fees and do not collect any sales or other taxes.

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

In January 2013, we executed a sale of $8,018,107 of gross State of New Jersey NOL carryforwards, resulting in the receipt of $663,900. The proceeds were recorded as an income tax benefit in January, 2013. In January 2014, we executed a sale of $22,301,643 of gross state NOL carryforwards resulting in the receipt of $1,813,941. The Company transferred the NOL carryforwards through the Technology Business Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority.

Patents: We account for intangible assets under ASC 350-30. Patents consist of legal fees incurred and are recorded at cost and amortized over the useful lives of the assets, using the straight-line method. Certain patents are in the legal application process and therefore are not currently being amortized. We review the carrying value of patents at the end of each reporting period. Based upon our review, there were no intangible asset impairments during the periods reported. Accumulated amortization of patents as of June 30, 2014 and December 31, 2013 was approximately $69,000 and $56,000, respectively.

Research and development: Research and development costs associated with service and product development include direct costs of payroll, employee benefits, stock-based compensation and supplies and an allocation of indirect costs including rent, utilities, depreciation and repairs and maintenance. All research and development costs are expensed as they are incurred.

Registration payment arrangements: We account for our obligations under registration payment arrangements in accordance with ASC 825-20, Registration Payment Arrangements. ASC 825-20 requires us to record a liability if we determine a registration payment is probable and if it can reasonably be estimated. As of June 30, 2014 and December 31, 2013, we have an accrued liability of $300,000 related to the issuance of Series B preferred stock.

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

Joint venture accounted for under the equity method: The Company records its joint venture investment following the equity method of accounting, reflecting its initial investment in the joint venture and its share of the joint venture’s net earnings or losses and distributions. The Company’s share of the joint venture’s net loss was approximately $298,000 and $0 for the three months ended June 30, 2014 and 2013, respectively and $310,000 and $0 for the six months ended June 30, 2014 and 2013, respectively, and is included in Research and development expense on the Consolidated Statement of Operations. The Company has a net receivable due from the joint venture of approximately $0 and $24,000 at June 30, 2014 and December 31, 2013, respectively, which is included in other assets in the Consolidated Balance Sheet. See additional information in Note 11.

Subsequent events: We have evaluated potential subsequent events through the date the financial statements were issued.

Recent Accounting Pronouncements: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for the Company in the first quarter of fiscal year 2017.  The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

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

Basic net loss and diluted net loss per share data were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) for basic earnings per share	$(4,186,704)	$(9,142,191)	$(6,672,597)	$(6,781,788)
Change in fair value of warrant liability	239,000	—	195,000	5,129,000
Net (loss) for diluted earnings per share	$(4,425,704)	$(9,142,191)	$(6,867,597)	$(11,910,788)
Denominator:
Weighted-average basic common shares outstanding	9,302,737	3,985,663	9,289,624	2,667,799
Assumed conversion of dilutive securities:
Common stock purchase warrants	15,897	—	24,531	—
Potentially dilutive common shares	15,897	—	24,531	—
Denominator for diluted earnings per share – adjusted weighted-average shares	9,318,634	3,985,663	9,314,155	2,667,799
Basic net income (loss) per share	$(0.45)	$(2.29)	$(0.72)	$(2.54)
Diluted net loss per share	$(0.47)	$(2.29)	$(0.74)	$(4.46)

The following table summarizes potentially dilutive adjustments to the weighted average number of common shares which were excluded from the calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Common stock purchase warrants	1,661,696	1,926,477	1,661,696	1,926,477
Stock options	1,277,947	507,610	1,277,947	507,610
Restricted shares of common stock	122,500	—	122,500	—
	3,062,143	2,434,087	3,062,143	2,434,087

Note 3.     Revenue and Accounts Receivable

Revenue by payor type for the three and six months ended June 30, 2014 and 2013 is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Medicare	$268,171	$151,052	518,292	408,115
Direct bill (including clinical trials)	850,740	1,226,852	1,719,998	1,738,199
Insurance carrier and all others	392,759	453,745	703,755	904,002
	$1,511,670	$1,831,649	2,942,045	3,050,316

Accounts receivable by payor type at June 30, 2014 and December 31, 2013 consists of the following:

	June 30, 2014	December 31, 2013
Medicare	$616,417	$408,856
Direct bill (including clinical trials)	863,732	628,830
Insurance carrier and all others	612,117	565,353
Allowance for doubtful accounts	(36,000)	(36,000)
	$2,056,266	$1,567,039

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

The top five test ordering sites during the three months ended June 30, 2014 and 2013 accounted for 51% and 74% respectively, of our clinical testing volumes, with 44% and 23% respectively, of the volume coming from community hospitals. During the three months ended June 30, 2014, there was one site which accounted for approximately 10% or more of our revenue. A clinical trial client accounted for approximately 23% of our revenue. During the three months ended June 30, 2013, there was one site which accounted for approximately 10% or more of our revenue. A clinical trial client accounted for approximately 50% of our revenue.

The top five test ordering sites during the six months ended June 30, 2014 and 2013 accounted for 57% and 69% respectively, of our clinical testing volumes, with 38% and 27% respectively, of the volume coming from community hospitals. During the six months ended June 30, 2014, there was one site which accounted for approximately 10% or more of our revenue. A clinical trial client accounted for approximately 28% of our revenue. During the six months ended June 30, 2013, there was one site which accounted for approximately 10% or more of our revenue. A clinical trial client accounted for approximately 38% of our revenue. While we have agreements with our clinical trials clients, volumes from these clients is subject to the progression and continuation of the trials as determined by the client which can impact testing volume. We generally do not have formal written agreements with other testing sites and, as a result, we may lose these significant test ordering sites at any time.

Note 4. Notes Payable and Line of Credit

Below is a summary of our short-term and long-term debt obligations as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Secured Note Payable, short-term	$—	$22,298
Notes Payable, Current Portion	$—	$22,298
Line of Credit, Principal Balance	$—	$6,000,000
Line of Credit, Current Portion	$—	$6,000,000
Lines of Credit, Long-Term	$6,000,000	$—

Business Line of Credit — Wells Fargo

At December 31, 2013 and June 30, 2014, we had fully utilized a line of credit (“Line”) with Wells Fargo Bank which provided for maximum borrowings of $6 million. Interest on the Line was due monthly equal to 1.75% above the Daily One Month LIBOR rate (2.0% at March 31, 2014). The Line required the repayment of principal, and any unpaid interest, in a single payment due upon maturity. The Line matured April 1, 2014, was guaranteed by John Pappajohn, our Chairman of the Board of Directors and significant shareholder, and was collateralized by a first lien on all of our assets including the assignment of our approved and pending patent applications.

On April 1, 2014 we entered into a credit agreement (the “Credit Agreement”) and re-negotiated the terms of the Line with Wells Fargo Bank. Under the terms of the Credit Agreement we maintain the Line with maximum borrowings of $6 million which have been fully drawn. The Line has been extended through April 1, 2016 at a rate of interest equal to LIBOR plus 1.75% (2.0% at April 1, 2014). The facility requires monthly interest payments. The pledge of all of our assets and intellectual property, as well as the guarantee by Mr. Pappajohn, was released and instead we restricted $6.0 million in cash, which is invested in an interest bearing certificate of deposit, as collateral. Additionally, we are required to maintain limits on capital spending and are restricted as to the amount we may pledge as collateral for additional borrowings from any source. The Credit Agreement requires the repayment of principal, and any unpaid interest, in a single payment due upon maturity. As result of the extension of the maturity date and the transfer of cash to Wells Fargo as collateral, we have presented the line of credit as a long-term liability and the cash collateral as restricted cash at June 30, 2014. The cash will remain restricted until such time as the Line is repaid.

Secured Note Payable

On September 25, 2012, we entered into a note payable secured by lab equipment due March 25, 2014. The note required monthly payments of principal and interest at 18% per annum. At December 31, 2013, $22,298 was outstanding under the note. On February 21, 2014, the note was paid off prior to its contractual due date.

Note 5. Letter of Credit

During 2013 we restricted an additional $50,000 in cash and secured a $300,000 letter of credit in favor of our landlord pursuant to the terms of the lease for our Rutherford facility. At June 30, 2014 the letter of credit was fully secured by the restricted cash disclosed on our Consolidated Balance Sheet.

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

Note 7. Stock Option Plans

We have two equity incentive plans: the 2008 Stock Option Plan (the “2008 Plan”) and the 2011 Equity Incentive Plan (the “2011 Plan”, and together with the 2008 Plan, the “Stock Option Plans”). The Stock Option Plans are meant to provide additional incentive to officers, employees and consultants to remain in our employment. Options granted are generally exercisable for up to 10 years.

The Board of Directors adopted the 2011 Plan on June 30, 2011 and reserved 350,000 shares of common stock for issuance under the 2011 Plan. On May 22, 2014, the stockholders voted to increase the number of shares reserved by the plan to 2,000,000 shares of common stock under several types of equity awards including stock options, stock appreciation rights, restricted stock awards and other awards defined in the 2011 Plan.

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

At June 30, 2014, 1,099,688 shares remain available for future awards under the 2011 Plan and 30,059 shares remain available for future awards under the 2008 Plan.

As of June 30, 2014, no stock appreciation rights and 122,500 shares of restricted stock have been awarded under the Stock Option Plans.

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

A summary of employee and nonemployee stock option activity for year ended December 31, 2013 and the six months ended June 30, 2014 is as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	Number of Shares	Weighted- Average Exercise Price
Outstanding January 1, 2013	553,340	$12.76	7.13	$1,142,432
Granted	426,762	14.57
Exercised	(164)	10.00
Cancelled or expired	(106,396)	20.46
Outstanding December 31, 2013	873,542	$10.83	7.75	$3,138,539
Granted	465,000	15.09
Exercised	(29,442)	6.65
Cancelled or expired	(31,153)	9.34
Outstanding June 30, 2014	1,277,947	$12.52	7.94	$1,563,786
Exercisable June 30, 2014	457,489	$8.46	5.46	$1,485,305

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The fair value of our common stock was $11.30 at June 30, 2014 and $13.78 at December 31, 2013, based on the closing price on the NASDAQ Capital Market.

As of June 30, 2014, total unrecognized compensation cost related to non-vested stock options and restricted stock granted to employees was $6,196,957 which we expect to recognize over the next 3.51 years.

As of June 30, 2014, total unrecognized compensation cost related to non-vested stock options granted to non-employees was $1,383,611 which we expect to recognize over the next 3.5 years. The estimate of unrecognized nonemployee compensation is based on the fair value of the non-vested options as of June 30, 2014.

The following table summarizes information about outstanding and vested stock options granted to employees and non-employees as of June 30, 2014 as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in Years)	Number of Shares	Weighted- Average Exercise Price
4.00	145,000	$4.00	4.72	145,000	$4.00
4.80	31,555	4.80	5.56	28,207	4.80
10.00	276,180	10.00	5.65	227,330	10.00
11.70 - 11.75	80,600	11.71	9.83	1,306	11.75
12.50 - 14.18	118,700	13.86	9.51	1,140	12.54
15.39	335,912	15.39	9.01	37,506	15.39
15.89	200,000	15.89	9.56	12,500	15.89
17.38	90,000	17.38	9.72	4,500	17.38
Total	1,277,947	$12.52	7.94	457,489	$8.46

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Volatility	71.60%	76.21%	72.13%	76.04%
Risk free interest rate	2.53%	1.23%	2.63%	1.24%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Term (years)	9.28	7.46	9.40	7.58

The following table presents the effects of stock-based compensation related to stock option awards to employees and nonemployees on our Statement of Operations during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	$20,496	$11,967	$40,908	$14,179
Research and development	143,069	35,962	157,171	90,798
General and administrative	552,713	94,112	1,021,568	152,267
Sales and marketing	47,304	30,693	74,058	32,625
Total stock-based compensation	$763,582	$172,734	$1,293,705	$289,869

Note 8. Warrants

We have issued certain warrants which contain an exercise price adjustment feature in the event we issue additional equity instruments at a price lower than the exercise price of the warrant. The warrants are described herein as derivative warrants. For all derivative warrants, in the event equity instruments are issued at a price lower than the exercise price of the warrant, the exercise price is adjusted to the price of the new equity instruments issued (price adjustment feature). For certain of these warrants, the number of shares underlying the warrant is also adjusted to an amount computed by dividing the proceeds of the warrant under its original terms by the revised exercise price (share adjustment feature). These warrants are initially recorded as a warrant liability at fair value with a corresponding entry to the loan guarantee fee asset, debt discount, additional paid-in capital or expense dependent upon the service provided in exchange for the warrant grant. As of June 30, 2014 all warrants with a share adjustment feature have either expired or have been exercised.
In January 2014, the Company received $950 from a warrant holder who exercised warrants to purchase 95 shares of common stock at $10.00 per share. In February 2014 a warrant holder exercised warrants to purchase 3,320 shares of common stock at an exercise price of $10.00 per share using the net issuance exercise method whereby 1,661 shares were surrendered in payment in full of the exercise price resulting in a net issuance of 1,659 shares. In March 2014 a warrant holder exercised warrants to purchase 12,500 shares of common stock at an exercise price of $10.00 per share using the net issuance exercise method whereby 7,230 shares were surrendered in payment in full of the exercise price resulting in a net issuance of 5,270 shares. In June 2014, the company received $177,154 from Mr. Pappajohn who exercised warrants to purchase 44,288 shares of common stock at an exercise price of $4.00 per share.
Subsequent Events

In July 2014, warrant holders exercised warrants to purchase 130,000 shares of common stock at an exercise price of $4.00 per share using the net issuance exercise method whereby 45,894 shares were surrendered in payment in full of the exercise price resulting in a net issuance of 84,106 shares.

The following table summarizes the warrant activity for the six months ended June 30, 2014:

Issued With / For	Exercise Price		Warrants Outstanding January 1, 2014	2014 Warrants Exercised	Warrants Outstanding June 30, 2014
Non-Derivative Warrants:
Financing	$10.00		243,334	—	243,334
Financing	15.00		436,079	—	436,079
Debt Guarantee	4.00		174,288	(44,288)	130,000
Debt Guarantee	10.00		237,500	—	237,500
Debt Guarantee	15.00		585,645	—	585,645
Consulting	10.00		29,138	—	29,138
	12.38	C	1,705,984	(44,288)	1,661,696
Derivative Warrants:
Financing	10.00	B	60,000	—	60,000
Debt Guarantee	10.00	A	12,500	(12,500)	—
Series B Pref. Stock	10.00	B	18,430	(3,415)	15,015
Consulting	10.00	B	200	—	200
	10.00	C	91,130	(15,915)	75,215
	$12.28	C	1,797,114	(60,203)	1,736,911

A	These warrants are subject to fair value accounting and contain exercise price and number of share adjustment features. See Note 9.

B	These warrants are subject to fair value accounting and contain an exercise price adjustment feature. See Note 9.

C	Weighted average exercise prices are as of June 30, 2014.

Note 9. Fair Value of Warrants
The following tables summarize the assumptions used in computing the fair value of derivative warrants subject to fair value accounting at the date of issue during the six months ended June 30, 2014 and 2013 and at June 30, 2014, December 31, 2013 and April 5, 2013 (IPO valuation date). In computing the fair value of the warrants, if the stated exercise price of the warrants exceeded the assumed value of the Company stock at the date the fair value was being computed, the exercise price and number of shares (if applicable) underlying the warrants were adjusted to reflect an assumed trigger of the price and/or share adjustment features related to the applicable warrants. Such adjustments were only applicable to the six months ended June 30, 2013 due to the relative price of the warrants and the assumed Company stock price.

Issued with Debt Guarantee	Exercised During the Six Months Ended June 30, 2014	As of December 31, 2013	IPO Date April 5, 2013
Exercise Price	$10.00	$10.00	$13.56
Expected life (years)	0.60	0.83	2.42
Expected volatility	49.01%	57.33%	66.37%
Risk-free interest rate	0.08%	0.13%	0.32%
Expected dividend yield	—%	—%	—%

Issued with Series B Preferred Shares	Exercised During the Six Months Ended June 30, 2014	As of June 30, 2014	As of December 31, 2013
Exercise Price	$10.00	$10.00	$10.00
Expected life (years)	1.72	1.42	1.92
Expected volatility	46.60%	48.50%	59.26%
Risk-free interest rate	0.33%	0.11%	0.38%
Expected dividend yield	—%	—%	—%

Issued for Consulting	As of June 30, 2014	As of December 31, 2013	IPO Date April 5, 2013
Exercise Price	$10.00	$10.00	$10.00
Expected life (years)	1.65	2.14	2.33
Expected volatility	47.04%	63.63%	63.20%
Risk-free interest rate	0.44%	0.38%	0.27%
Expected dividend yield	—%	—%	—%

Issued with Financing	Exercised During the Three Months Ended June 30, 2014	As of June 30, 2014	As of December 31, 2013	IPO Date April 5, 2013
Exercise Price	$13.34	$10.00	$10.00	$13.21
Expected life (years)	9.78	1.75	2.25	8.30
Expected volatility	74.70%	47.05%	64.40%	73.22%
Risk-free interest rate	1.95%	0.44%	0.38%	1.44%
Expected dividend yield	—%	—%	—%	—%

The assumed Company stock price used in computing the fair value of warrants exercised during the six months ended June 30, 2014 was $15.20 – $19.86 and for the fair value of warrants issued during the six months ended June 30, 2014, the assumed range of Company stock prices used was $9.60 – $9.96. In determining the fair value of warrants issued at each reporting date, the Company stock price was $11.30 at June 30, 2014 and $13.78 at December 31, 2013 based on the closing price on the NASDAQ Capital Market.

The following table summarizes the derivative warrant activity subject to fair value accounting for the six months ended June 30, 2014:

Issued with/for	Fair value of warrants outstanding as of December 31, 2013	Fair value of warrants exercised	Change in fair value of warrants	Fair value of warrants outstanding as of June 30, 2014
Series B Preferred Stock	$117,000	$(38,000)	$(28,000)	$51,000
Debt Guarantee	64,000	(87,000)	23,000	—
Consulting	1,000	—	—	1,000
Financing	412,000	—	(190,000)	222,000
	$594,000	$(125,000)	$(195,000)	$274,000

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$274,000	—	—	$274,000

	December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$594,000	—	—	$594,000

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

Note 11. Joint Venture Agreement

In November 2011, we entered into an affiliation agreement with the Mayo Foundation for Medical Education and Research (“Mayo”), subsequently amended. Under the agreement, we formed a joint venture with Mayo in May 2013 to focus on developing oncology diagnostic services and tests utilizing next generation sequencing. The joint venture is a limited liability company, with each party initially holding fifty percent of the issued and outstanding membership interests of the new entity (the “JV”). In exchange for our membership interest in the JV, we made an initial capital contribution of $1.0 million in October 2013 (the “Closing Date”). In addition, we issued 10,000 shares of our common stock to Mayo pursuant to our affiliation agreement and recorded an expense of approximately $175,000. We also recorded additional expense of approximately $231,000 during the fourth quarter of 2013 related to shares issued to Mayo in November of 2011 as the JV achieved certain performance milestones

The agreement also requires aggregate total capital contributions by us of up to an additional $5.0 million over the next two years. We currently anticipate that we will make capital contributions of $1.0 million in the third quarter of 2014 and $2.0 million each on the first and second anniversaries of the closing date, respectively, with the latter two installments subject to the JV’s achievement of certain operational milestones agreed upon by the board of governors of the JV. In exchange for its membership interest, Mayo’s capital contribution will take the form of cash, staff, services, hardware and software resources, laboratory space and instrumentation, the fair market value of which will be approximately equal to $6.0 million. Mayo’s continued contribution will also be conditioned upon the JV’s achievement of certain milestones. The operation of the joint venture may divert management time from operating our business. No assurances can be given that we will be able to fully fund the joint venture agreement, or that, even if funded, the joint venture will ever achieve the research, development and commercial objectives currently contemplated by the parties, such as the discovery and commercialization of new diagnostic tests utilizing next-generation sequencing. If the development efforts of the joint venture do not result in commercially successful tests or services, it will have an adverse effect on our business, financial condition and results of operations.

Note 12. Related Party Transactions

John Pappajohn, a member of the Board of Directors and stockholder, had personally guaranteed our revolving line of credit with Wells Fargo Bank through March 31, 2014. As consideration for his guarantee, as well as each of the eight extensions of this facility through March 31, 2014, Mr. Pappajohn received warrants to purchase an aggregate of 1,051,506 shares of common stock of which Mr. Pappajohn assigned warrants to purchase 284,000 shares of common stock to certain third parties. Warrants to purchase 440,113 shares of common stock have been exercised by Mr. Pappajohn through June 30, 2014. After adjustment pursuant to the terms of the warrants in conjunction with our IPO, the number of these warrants outstanding retained by Mr. Pappajohn was 585,645 at $15.00 per share.

In addition, John Pappajohn also had loaned us an aggregate of $6,750,000 (all of which was converted into 675,000 shares of common stock at the IPO price of $10.00 per share). In connection with these loans, Mr. Pappajohn received warrants to purchase an aggregate of 202,630 shares of common stock. After adjustment pursuant to the terms of the warrants in conjunction with our IPO, the number of warrants outstanding was 436,079 at $15.00 per share at June 30, 2014.

On January 3, 2014, the board of directors appointed John Pappajohn to serve as the Chairman of the Board, a position previously held by Dr. Raju S.K. Chaganti, effective January 6, 2014. As compensation for serving as the Chairman of the Board, the Company will pay Mr. Pappajohn $100,000 per year and granted to Mr. Pappajohn 25,000 restricted shares of the Company's common stock, and options to purchase an aggregate of 100,000 shares of the Company's common stock. The options have a term of ten years from the date on which they were granted. The restricted stock and the options each vest in two equal installments on the one year anniversary and the two year anniversary of the date on which Mr. Pappajohn became the Chairman of the Board.

On May 19, 2006, we issued a convertible promissory note in favor of our then Chairman and founder, Dr. Chaganti, the holder, which obligated us to pay the holder the sum of $100,000, together with interest at the rate of 8.5% per annum, due April 1, 2014. Interest expense totaled $2,400 through April 10, 2013. On April 10, 2013 the note and accrued interest converted into 13,430 shares of common stock at the IPO price of $10.00 per share. Pursuant to a consulting and advisory agreement, Dr. Chaganti also received options to purchase a total of 36,000 shares of common stock at a price of $10.00 per share which vested over a two year period. Total non-cash stock-based compensation recognized under the consulting agreement for each of the six month periods ended June 30, 2014 and 2013 were $0 and $54,650, respectively. Additionally, on September 15, 2010, we entered into a three year consulting agreement with Dr. Chaganti which was subsequently renewed through December 31, 2016 pursuant to which Dr. Chaganti receives $5,000 per month for providing consulting and technical support services. Total expenses for each of the quarterly periods ended June  30, 2014 and 2013 were $15,000. Pursuant to the terms of the renewed consulting agreement, Dr. Chaganti received an option to purchase 200,000 shares of our common stock at a purchase price of $15.89 per share vesting over a period of four years. Also pursuant to the consulting agreement, Dr. Chaganti assigned to us all rights to any inventions which he may invent during the course of rendering consulting services to us. In exchange for this assignment, if the USPTO issues a patent for an invention on which Dr. Chaganti is listed as an inventor, we are required to pay Dr. Chaganti (i) a one-time payment of $50,000 and (ii) 1% of any net revenues we receive from any licensed sales of the invention. In 2014 we paid Dr. Chaganti $150,000 which was recognized as an expense in fiscal 2013 when three patents were issued.

In August 2010, we entered into a consulting agreement with Equity Dynamics, Inc., an entity controlled by John Pappajohn, pursuant to which Equity Dynamics, Inc. received a monthly fee of $10,000 plus reimbursement of expenses. The consulting agreement was terminated effective March 31, 2014. Total expenses for the three months ended June 30, 2014 and 2013 were $0 and $30,000, respectively and for the six months ended June 30, 2014 and 2013 were $30,000 and $60,000, respectively. As of June 30, 2014, we owed Equity Dynamics, Inc. $0.

Note 13. Contingencies

In the normal course of business, the Company may become involved in various claims and legal proceedings. In the opinion of management, the ultimate liability or disposition thereof is not expected to have a material adverse effect on our financial condition, results of operations, or liquidity.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Our proprietary tests are based principally on our expertise in specific cancer types, test development methodologies and proprietary algorithms correlating genetic events with disease specific information. We have commercially launched MatBA®-CLL, our first proprietary microarray test for chronic lymphocytic leukemia (“CLL”) for use in our CLIA-accredited clinical laboratory. In January 2012, we received CLIA approval for MatBA®-SLL, our proprietary microarray for risk stratification in small lymphocytic lymphoma (“SLL”), and we are currently offering MatBA®-SLL in our laboratory. In February 2013, we received CLIA approval for MatBA®-DLBCL, our proprietary microarray for diagnosis, prognosis and patient monitoring in diffuse large B cell lymphoma (“DLBCL”). In May 2013, we commercially launched UroGenRA™, our proprietary microarray for the diagnosis and prognosis of patients with kidney cancer for use in our CLIA-accredited clinical laboratory. We have also launched FHACT for cervical cancer outside the United States. In addition, we are developing a series of other proprietary genomic tests in our core oncology markets.

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

We expect to continue to incur significant losses for the near future. We incurred losses of $12.4 million and $6.7 million for fiscal years ended December 31, 2013 and 2012, respectively, and incurred a net loss of $7.1 million for the six months ended June 20, 2014. As of June 30, 2014, we had an accumulated deficit of $68.4 million.

On July 15, 2014, we entered into an Asset Purchase Agreement (the “Agreement”) to purchase substantially all of the assets of Gentris Corporation, a Delaware corporation (“Gentris”), with its principal place of business in North Carolina. The transaction closed on July 16. 2014.

Gentris provides genomic testing and pharmacogenomics services to half of the top ten biopharma companies globally and has participated and performed genomic analysis for over 1,000 clinical trials. Gentris has operations in Raleigh (Research Triangle Park), North Carolina and Shanghai, China in state-of-the-art GLP, CLIA and FDA-compliant facilities. It is contemplated that Gentris will become fully integrated with our operations. Gentris has 39 employees and 28,000 square feet of laboratory space.

The initial acquisition price of Gentris was (i) $3.25 million in cash (subject to minor reduction based on obligations of Gentris due at closing), plus (ii) a number of our shares of common stock equal to $1.50 million divided by the volume weighted average price of our common stock on The Nasdaq Capital Market for the five days immediately preceding the closing date of this transaction, plus (iii) a potential earn-out of up to $1.50 million over the next calendar year, which earn-out is payable in cash or shares of our common stock at our option, and is based upon a formula that provides for an additional amount starting at $300,000 for revenues of $4.75 million, up to an additional amount of $1.5 million for revenues of $8.55 million, plus (iv) a potential payment to be made in connection with the termination of Merck’s biorepository relationship with Gentris, based upon exit fees to be received by Gentris from Merck. The volume weighted average price of our common stock on The Nasdaq Capital Market for the five days preceding closing was $10.1459 per share, causing the number of shares of common stock issued in the acquisition to amount to an aggregate of 147,843 shares. The source of the $3.25 million of cash was the Company’s working capital. The transaction was treated as an asset purchase.

Key Factors Affecting our Results of Operations and Financial Condition

Our overall long-term growth plan is predicated on our ability to develop and commercialize our proprietary tests outside of our clinical laboratory and to increase comprehensive oncology testing volumes in our laboratory. We launched MatBA®-CLL in the first quarter 2011 for use in our clinical laboratory, we received CLIA approval for MatBA®-SLL in January 2012, we received CLIA approval for MatBA®-DLBCL in February 2013, we commercially launched UroGenRA™ in May 2013 for use in our clinical laboratory and we are developing additional proprietary tests. In order to market our tests to independent laboratories and testing facilities, we believe we will need to obtain approvals or clearances from the appropriate regulatory authorities. Without these approvals, the success of these commercialization efforts will be limited. To obtain these approvals and facilitate market adoption of our proprietary tests, we anticipate having to successfully complete additional studies with clinical samples and publish our results in peer-reviewed scientific journals. Our ability to complete such studies is dependent upon our ability to leverage our collaborative relationships with leading institutions to facilitate our research and obtain data for our quality assurance and test validation efforts.

We believe that the factors discussed in the following paragraphs have had and are expected to continue to have a material impact on our results of operations and financial condition.

Revenues

Our revenue in 2013 was generated principally through our clinical laboratory services, with approximately 3% of our revenue from sales of our DNA probes, which are only sold outside the United States and approximately 5% of our revenue from government research grants such as the National Cancer Institute. The clinical laboratory industry is highly competitive, and our relationship with the decision-makers at hospitals, cancer centers, physician offices, or pharmaceutical companies is a critical component of securing their business. Consequently, our ability to attract and maintain productive sales personnel that have and can grow these relationships will largely determine our ability to grow our clinical services revenue. In order to grow our clinical laboratory revenue, we must continue to pursue validation studies and work with oncology thought leaders to develop and publish data that is helpful in supporting the need for our tests and services.

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

The top five test ordering sites during the three months ended June 30, 2014 and 2013 accounted for 51% and 74% respectively, of our clinical testing volumes, with 44 % and 23% respectively, of the volume coming from community hospitals. During the three months ended June 30, 2014, there was one site which accounted for approximately 10% or more of our revenue. A clinical trial client accounted for approximately 23% of our revenue. During the three months ended June 30, 2013, there was one site which each accounted for approximately 10% or more of our revenue: a clinical trial client accounted for approximately 50% of our revenue.

The top five test ordering sites during the six months ended June 30, 2014 and 2013 accounted for 57% and 69% respectively, of our clinical testing volumes, with 38 % and 27% respectively, of the volume coming from community hospitals. During the six months ended June 30, 2014, there was one site which accounted for approximately 10% or more of our revenue: a clinical trial client accounted for approximately 28% of our revenue. During the six months ended June 30, 2013, there was one site which accounted for approximately 10% or more of our revenue: a clinical trial client accounted for approximately 38% of our revenue.

We receive revenue for our clinical laboratory services from private insurance carriers and other non-Medicare payors (such as unions and self-insured plans), Medicare, “direct bill” customers, and grants. Direct bill customers are institutions that choose, generally at the beginning of our relationship, to pay for our laboratory services directly as opposed to having patients (or their insurers) pay for those services and providing us with the patients’ insurance information. For instance, bio-pharmaceutical companies generally are direct bill customers. A hospital may elect to be a direct bill customer, and pay our bills directly, or may provide us with patient information so that their patients pay our bills, in which case we generally look to payment from their private insurance carrier or Medicare. In a few instances, we have arrangements where a hospital may have two accounts with us, so that certain tests are direct billed to the hospital, and certain tests are billed to and paid by a patient’s insurer. The billing arrangements generally are dictated by our customers and in accordance with state and federal law. For the year ended December 31, 2013, private insurance accounted for approximately 21% of our total revenue, Medicare accounted for approximately 13% of our total revenue, direct bill clients accounted for 58% of our total revenue and the balance of our revenue was attributable to grants and sales of our DNA probes. As we expand our portfolio of tests and services, our sales activities and our ExpandDX program, we expect the percentage of revenue from direct-bill customers may decrease over the long term. However, during 2012 we started working with a community hospital that preferred the direct bill model and a new direct bill clinical trial services customer, which resulted in a significant increase in direct bill customers as a percentage of revenue for 2012 and 2013. On average, we generate less revenue per test from direct-bill customers than from other third-party payors but we also have reduced sales cost associated with direct bill clients and significantly reduced collections risk from direct-bill customers and have not experienced any significant collection issues or expenses as a result. Typically, we negotiate discounts in the range of 5% to 20% with direct bill clients depending on the volume of business in a twelve month period.

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

Results of Operations

Three Months Ended June 30, 2014 and 2013

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three Months Ended June 30,		Change
	2014	2013	$	%
(dollars in thousands)
Revenue	$1,512	$1,832	$(320)	(17)%
Cost of revenues	1,503	1,279	224	18%
Research and development expenses	1,106	456	650	143%
General and administrative expenses	2,395	1,384	1,011	73%
Sales and marketing expenses	919	447	472	106%
Total Operating Loss	(4,411)	(1,734)	(2,677)	154%
Interest (expense) income	(15)	(388)	373	(96)%
Debt conversion costs	—	(6,850)	6,850	n/a
Change in fair value of warrant liability	239	(170)	409	(241)%
Income (loss) before income taxes	(4,187)	(9,142)	4,955	(54)%
Income tax (benefit) expense	—	—	—	—%
Net income (loss)	$(4,187)	$(9,142)	$4,955	(54)%

Revenue

Revenue decreased 17%, or $320,000 principally due to decreases in test volumes related to our clinical trials business and a decrease in revenue per test, both of which were partially offset by increases in volumes related to Medicare and other direct bill customers. Our total test volume decreased 17% to 2,664 from 3,204 in the prior year period. Our average revenue per test (excluding grant revenue and probe revenue) decreased by 3% to $542 per test, from $557 per test in the prior year period principally due to a decrease in the average revenue per test attributable to direct bill tests which includes FHACT ™, our proprietary FISH-based HPV-associated cancer test. We anticipate that revenue per test may continue to decline if direct bill clients continue to account for a larger part of our business and as we increase volumes of FHACT ™.

	Three Months Ended June 30,				Change
	2014		2013
	$	%	$	%	$	%
(dollars in thousands)
Medicare	$268	18%	$151	8%	$117	77%
Direct bill (including clinical trials)	851	56%	1,227	67%	(376)	(31)%
Insurance carrier and all others	393	26%	454	25%	(61)	(13)%
Total Revenue	$1,512	100%	$1,832	100%	$(320)	(17)%

Revenue from Medicare increased 77%, or $117,000, principally due to increased market penetration in geographical areas of the US where Medicare is more widely used. Revenue from direct bill (including clinical trials customers) decreased 31%, or $376,000, principally due to a decrease in clinical trial service volumes and a decrease in revenue per test. Revenue from insurance carriers and others, which includes DNA probe sales by CGI Italia, decreased 13%, or $61,000, principally due to a decrease in revenue per test.

Cost of Revenues

Cost of revenues increased 18%, or $224,000, principally due to an increase of $160,000 in salary and benefit costs associated with an increase in headcount and an increase in clinical supply costs of $45,000 related to test mix.

Operating Expenses

Research and Development Expenses. Research and development expenses increased 143%, or $650,000, principally due to the change in member's equity of our joint venture of $298,000 as it incurs research expenses related to the pursuit of developing new clinical tests, an increase of $217,000 in stock-based compensation costs, an increase of $134,000 in salary costs.

General and Administrative Expenses. General and administrative expenses increased 73%, or $1.0 million, principally due to an increase of $696,000 in stock-based compensation costs, an increase of $251,000 related to costs associated with being a public company as well as legal fees associated with the Bioserve and Gentris acquisitions.

Sales and Marketing Expenses. Sales and marketing expenses increased 106%, or $472,000, principally due to an increase in compensation costs of $317,000 associated with an increase in headcount and an increase of $62,000 in travel costs associated with increased headcount.

Interest Income (Expense)

Net interest expense decreased 96%, or $373,000, principally due to the conversion of $9.6 million of debt into common stock which occurred concurrently with our IPO on April 10, 2013 and the repayment of $3.5 million of indebtedness in August 2013.
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

Change in Fair Value of Warrant Liability

The change in the fair value of our warrant liability resulted in $239,000 in non-cash income for the three months ended June 30, 2014, as compared with non-cash expense of $170,000 for the three months ended June 30, 2013. The fair market value of certain of our outstanding common stock warrants, that we are required to account for as liabilities, are revalued each quarter at amounts that correspond with changes in the value of our common stock.

Concurrent with the IPO date of April 10, 2013, derivative warrants with a fair value of $7.2 million were reclassified into equity due to the lapsing of anti-dilution provisions in the warrants and also resulted from a shareholder, John Pappajohn, limiting certain anti-dilution rights in his warrants to purchase shares of the Company’s common stock. Since the re-classification, future changes in the value of these particular warrants are no longer required to be recorded in our financial statements. Also since the re-classification, there are significantly less warrants that are subject to revaluation each quarter. During the three months ended June 30, 2014, the fair market value of the 75,215 remaining common stock warrants that are subject to revaluation decreased as a consequence of a decrease in our stock price and resulted in $239,000 of non-cash income during this period.

During the three months ended June 30, 2013, the fair market value of these common stock warrants increased as a consequence of an increase in our assumed stock price and resulted in $170,000 of non-cash expense during this period.

Six Months Ended June 30, 2014 and 2013

The following table sets forth certain information concerning our results of operations for the periods shown:

	Six Months Ended June 30,		Change
	2014	2013	$	%
(dollars in thousands)
Revenue	$2,942	$3,050	$(108)	(4)%
Cost of revenues	2,793	2,349	444	19%
Research and development expenses	1,703	951	752	79%
General and administrative expenses	5,127	2,961	2,166	73%
Sales and marketing expenses	1,667	832	835	100%
Total Operating Loss	(8,348)	(4,043)	(4,305)	106%
Interest income (expense)	(334)	(1,682)	1,348	(80)%
Debt conversion costs	—	(6,850)	6,850	(100)%
Change in fair value of warrant liability	195	5,129	(4,934)	(96)%
Income (loss) before income taxes	(8,487)	(7,446)	(1,041)	14%
Income tax (benefit) expense	(1,814)	(664)	(1,150)	173%
Net income (loss)	$(6,673)	$(6,782)	$109	(2)%

Revenue

Revenue decreased 4%, or $108,000, principally due to a decrease in revenue per test partially offset by an increase in test volume. Our total test volume increased 6% to 5,436 from 5,115 in the prior year period. Our average revenue per test (excluding grant revenue and probe revenue) decreased by 9% to $524 per test, from $578 per test in the prior year period principally due to a decrease in the average revenue per test attributable to direct bill tests which includes FHACT ™, our proprietary FISH-based HPV-associated cancer test. We anticipate that revenue per test may continue to decline if direct bill clients continue to account for a larger part of our business and as we increase volumes of FHACT ™.

	Six Months Ended June 30,				Change
	2014		2013
	$	%	$	%	$	%
(dollars in thousands)
Medicare	$518	18%	$408	13%	$110	27%
Direct bill (including clinical trials)	1,720	58%	1,738	57%	(18)	(1)%
Insurance carrier and all others	704	24%	904	30%	(200)	(22)%
Total Revenue	$2,942	100%	$3,050	100%	$(108)	(4)%

Revenue from Medicare increased 27%, or $110,000, principally due to an increase in Medicare volumes partially offset by a decrease in revenue per test. Revenue from direct bill (including clinical trials customers) decreased 1%, or $18,000, principally due to a decrease in clinical trial service volumes and a decrease in revenue per test both of which were partially offset by an increase in volumes from our direct bill customers. Revenue from insurance carriers and others, which includes DNA probe sales by CGI Italia, decreased 22%, or $200,000, principally due to a decrease in testing volumes.

Cost of Revenues

Cost of revenues increased 19%, or $444,000, principally due to an increase of $226,000 in salary costs associated with an increase in headcount and an increase in clinical supply costs of $158,000 related to test mix.

Operating Expenses

Research and Development Expenses. Research and development expenses increased 79%, or $752,000, principally due to the change in member's equity of our joint venture of $310,000 as it incurs research expenses related to the pursuit of developing new clinical tests, an increase of $250,000 in salary costs, and an increase of $189,000 in non-employee stock-based compensation costs.

General and Administrative Expenses. General and administrative expenses increased 73%, or $2.2 million, principally due to an increase in stock-based compensation costs of $1.1 million, of which $125,000 relates to the separation agreement with our former CFO in March 2014 an increase in compensation costs of $400,000 which relates to a separation agreement which we entered into with our former CFO in March 2014; and an increase of $702,000 related to costs associated with being a public company, an increase of $165,000 in legal fees associated with the Bioserve and Gentris acquisitions, an increase of $120,000 in travel related costs and an increase in recruiting fees and expenses of $109,000 all of which was partially offset by the write-off of $618,000 of deferred IPO costs in 2013.

Sales and Marketing Expenses. Sales and marketing expenses increased 100%, or $835,000, principally due to an increase in compensation costs of $655,000 associated with an increase in headcount and an increase of $81,000 in travel costs associated with increased headcount.

Interest Income (Expense)

Net interest expense decreased 80%, or $1.3 million, principally due to the conversion of $9.6 million of debt into common stock which occurred concurrently with our IPO on April 10, 2013 and the repayment of $3.5 million of indebtedness in August 2013.
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

Change in Fair Value of Warrant Liability

The change in the fair value of our warrant liability resulted in $195,000 in non-cash income for the six months ended June 30, 2014, as compared with non-cash income of $5.1 million for the six months ended June 30, 2013. The fair market value of certain of our outstanding common stock warrants, that we are required to account for as liabilities, are revalued each quarter at amounts that correspond with changes in the value of our common stock.

Concurrent with the IPO date of April 10, 2013, derivative warrants with a fair value of $7.2 million were reclassified into equity due to the lapsing of anti-dilution provisions in the warrants and also resulted from a shareholder, John Pappajohn, limiting certain anti-dilution rights in his warrants to purchase shares of the Company’s common stock. Since the re-classification, future changes in the value of these particular warrants are no longer required to be recorded in our financial statements. Also since the re-classification, there are significantly less warrants that are subject to revaluation each quarter. During the six months ended June 30, 2014, the fair market value of the 75,215 remaining common stock warrants that are subject to revaluation decreased as a consequence of a decrease in our stock price and resulted in $195,000 of non-cash income during this period.

During the six months ended June 30, 2013, the fair market value of these common stock warrants decreased as a consequence of a decrease in our assumed stock price and resulted in $5.1 million of non-cash income during that period.

Income Taxes

During the six months ended June 30, 2014 and 2013, we received $1.8 million and $664,000, respectively, in cash from the sale of certain state NOL carryforwards.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity have been funds generated from our debt financings and equity financings. In addition, we have generated funds from the following sources: (i) cash collections from customers; (ii) cash received from sale of state NOL’s, and ; (iii) grants from the National Institutes of Health.

During January 2014, we received $1.8 million in cash in from sales of state NOL’s.

In general, our primary uses of cash are providing for working capital purposes (which principally represent payroll costs, the purchase of supplies, rent expense and insurance costs) and servicing debt. As of June 30, 2014, we have maximized our borrowings under our revolving credit line at $6.0 million. Our largest source of operating cash flow is cash collections from our customers.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Six Months Ended
	June 30,
	2014	2013
(in thousands)
Cash provided by (used in):
Operating activities	$(5,813)	$(3,766)
Investing activities	(6,448)	(124)
Financing activities	219	5,011
Net (decrease) in cash and cash equivalents	$(12,042)	$1,121

We had cash and cash equivalents of $37.4 million at June 30, 2014, and $49.5 million at December 31, 2013.

The $12.0 million decrease in cash and cash equivalents for the six months ended June 30, 2014, principally resulted from an increase in our restricted cash of $6.0 million related to the collateralization of our line of credit with Wells Fargo and $5.8 million of net cash used in operations.

The $1.1 million increase in cash and cash equivalents for the six months ended June 30, 2013, was principally the result of the receipt of $5.0 million in net proceeds received in our IPO on April 10, 2013 offset by $3.8 million of net cash used in operations.

At June 30, 2014, we had total indebtedness of $6.0 million, excluding capital lease obligations

Cash Used in Operating Activities

Net cash used in operating activities was $5.8 million for the six months ended June 30, 2014. We used $6.5 million in net cash to fund our core operations. We incurred additional uses of cash when adjusting for working capital items as follows: a net increase in accounts receivable of $489,000; an increase in other current assets of $355,000 which includes prepayments for our insurance policies; and a net decrease in accounts payable, accrued expenses (including the payout of 2013 accrued performance bonuses) and deferred revenue of $231,000. All of these uses of cash were partially offset by the receipt of $1.8 million from the sale of certain state NOL carryforwards in January 2014.

Net cash used in operating activities was $3.8 million for the six months ended June 30, 2013. We used $3.5 million in net cash to run our core operations, which included $490,000 in cash paid for interest. We incurred additional uses of cash as follows: $336,000 for a net decrease in accounts payable, accrued expenses and deferred revenue; $220,000 to increase other current assets which included prepayments for our insurance policies as well as prepayments for consumables and other supplies used to run our operations, and; accounts receivable increased by $413,000. All of these uses of cash were partially offset by the receipt of $664,000 from the sale of certain state NOL carryforwards in January 2013.

Cash Used in Investing Activities

Net cash used in investing activities was $6.4 million for the six months ended June 30, 2014 and principally resulted from an increase in our restricted cash of $6.0 million related to the collateralization of our line of credit with Wells Fargo.

Net cash used in investing activities was $124,000 for the six months ended June 30, 2013 and principally resulted from: an increase in our restricted cash related to a $50,000 increase in the Letter of Credit related to our lease; purchases of fixed assets of $43,000; and $32,000 in patent application costs.

Cash Provided by Financing Activities

Net cash provided by financing activities was $219,000 for the six months ended June 30, 2014, and principally resulted from proceeds received from warrant and option exercises of $254,000 offset by payments made on notes payable and capital leases of $35,000.

Net cash provided by financing activities was $5.0 million for the six months ended June 30, 2013, and primarily consisted of receipt of the proceeds raised in our IPO offset by the payment of $1.9 million in offering costs, including $637,000 in underwriting discounts, expenses and commissions, that were paid in the first half of 2013.

Capital Resources and Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. It may take several years, if ever, to achieve positive operational cash flow. Until we can generate a sufficient amount of revenue to finance our cash requirements, which we may never do, we may need to continue to raise additional capital to fund our operations.

We also expect to use significant cash to fund acquisitions. On July 15, 2014, we entered into an Asset Purchase Agreement (the “Agreement”) to purchase substantially all of the assets of Gentris Corporation, a Delaware corporation (“Gentris”), with its principal place of business in North Carolina. The transaction closed on July 16, 2014.

The initial acquisition price of Gentris was (i) $3.25 million in cash (subject to minor reduction based on obligations of Gentris due at closing), plus (ii) a number of our shares of common stock equal to $1.50 million divided by the volume weighted average price of our common stock on The Nasdaq Capital Market for the five days immediately preceding the closing date of this transaction, plus (iii) a potential earn-out of up to $1.50 million over the next calendar year, which earn-out is payable in cash or shares of our common stock at our option, and is based upon a formula that provides for an additional amount starting at $300,000 for revenues of $4.75 million, up to an additional amount of $1.5 million for revenues of $8.55 million, plus (iv) a potential payment to be made in connection with the termination of Merck’s biorepository relationship with Gentris, based upon exit fees to be received by Gentris from Merck. The volume weighted average price of our common stock on The Nasdaq Capital Market for the five days preceding closing was $10.1459 per share, causing the number of shares of common stock issued in the acquisition to amount to an aggregate of 147,843 shares. The source of the $3.25 million of cash was the Company’s working capital. The transaction was treated as an asset purchase.

On May 12, 2014, we entered into two related agreements whereby we agreed to acquire BioServe BioTechnologies (India) Private Limited, an Indian corporation (“BioServe”). BioServe is a leading genomic service and next-generation sequencing company founded in 2002 serving both the research and clinical markets and based in Hyderabad, India. The aggregate purchase price is approximately $1.9 million payable to the different shareholders of BioServe as follows: (i) Ventureast will receive a payment equivalent to the cash value of 84,278 shares of the Company’s common stock at the time of payment, payable in 30 months or sooner if the Company effects a public offering of its common stock prior to that time, (ii) approximately $100,000 is payable in cash to various other shareholders, and (iii) approximately 8,687 shares will be issued to various other shareholders under the US Agreement. The Company will also assume approximately $170,000 in indebtedness.

Either party may terminate the agreements and the transactions contemplated thereby if the Closing has not occurred by August 20, 2014. The Company anticipates closing in the third quarter of 2014.

On March 31, 2014, the Company’s Chief Financial Officer, Elizabeth Czerepak resigned. In connection with Ms. Czerepak’s resignation, we entered into a separation agreement (the “Separation Agreement”) with Ms. Czerepak. We incurred expenses of approximately $525,000 under the Separation Agreement which are reflected in General and administrative expense. As of June 30, 2014, $171,000 of these costs is accrued and will be paid over the remainder of fiscal 2014.

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

Our forecast of the period of time through which our current financial resources will be adequate to support our operations and our expected operating expenses are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

•	the timing of and the costs involved in obtaining regulatory approvals and clearances for our tests;

•	the costs of operating and enhancing our laboratory facilities;

•	if our new diagnostic tests are approved, our commercialization activities;

•	the scope, progress and results of our research and development programs;

•	the scope, progress, results, costs, timing and outcomes of the clinical trials of our diagnostic tests;

•	our ability to manage the costs for manufacturing our microarrays and probes;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	our ability to obtain adequate reimbursement from governmental and other third-party payors for our tests and services;

•	our ability to execute on our marketing and sales strategy for our genomic tests and gain acceptance of our tests in the market;

•	revenues received from sales of our tests, if approved by FDA and accepted by the market;

•	the costs of additional general and administrative personnel, including accounting and finance, legal and human resources, as a result of becoming a public company;

•	the costs of developing our internal sales, marketing and distribution capabilities;

•	our ability to collect revenues;

•	the costs for funding the operations we recently acquired and our ability to successfully integrate those operations with and into our own;

•	our ability to secure financing and the amount thereof; and

•
other risks and uncertainties discussed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2013 and other reports we file with the Securities and Exchange Commission.

We expect that our operating expenses and capital expenditures will increase in the future as we expand our business and integrate our recent acquisitions. We plan to increase our sales and marketing headcount to promote our new clinical tests and services and to expand into new geographies and to increase our research and development headcount to develop and validate the proprietary tests currently in our pipeline, to expand our pipeline and to perform work associated with our research collaborations. We also expect that our costs of collaborations with research and academic institutions will increase in the future as such institutions begin to view us as a commercial company. For example, in 2011 we entered into an affiliation agreement to form a joint venture with the Mayo Foundation for Medical Education and Research pursuant to which we made an initial $1.0 million capital contribution in October 2013. We currently anticipate that we will make capital contributions of $1.0 million in the third quarter of 2014 and expect to make additional capital contributions of up to $4.0 million over the next two years, of which $4.0 million is subject to the joint venture entity’s achievement of certain operational milestones. Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we may need to raise additional capital to fund our operations.

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

•	our ability to raise additional capital to meet our long-term liquidity needs;

•	our ability to clinically validate our pipeline of genomic microarray tests currently in development;

•	our ability to execute on our marketing and sales strategy for our genomic tests and gain acceptance of our tests in the market;

•	our ability to keep pace with rapidly advancing market and scientific developments;

•	our ability to satisfy U.S. (including FDA) and international regulatory requirements with respect to our tests and services, many of which are new and still evolving;

•	our ability to obtain reimbursement from governmental and other third-party payors for our tests and services;

•	competition from clinical laboratory services companies, genomic-based diagnostic tests currently available or new tests that may emerge;

•
our ability to maintain our clinical collaborations and enter into new collaboration agreements with highly regarded organizations in the cancer field so that, among other things, we have access to thought leaders in the field and to a robust number of samples to validate our genomic tests;

•	our ability to maintain our present customer base and obtain new customers;

•	potential product liability or intellectual property infringement claims;

•	our dependency on third-party manufacturers to supply or manufacture our products;

•	our ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel with extensive experience in oncology, who are in short supply;

•	our ability to obtain or maintain patents or other appropriate protection for the intellectual property in our proprietary tests and services;

•	our dependency on the intellectual property licensed to us or possessed by third parties;

•	our ability to expand internationally and launch our tests in emerging markets, such as India and Brazil;

•	our ability to successfully integrate operations of acquired companies with and into our own and to fund such operations;

•	our ability to adequately support future growth; and

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

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended, as of June 30, 2014, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2014. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.        Legal Proceedings

Not applicable.

Item 1A.    Risk Factors

Other than the following, there have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our annual report on Form 10-K for the year ended December 31, 2013.

Our proposed acquisition of Bioserve may not be completed in a timely or cost-effective matter, or at all.

In May 2014 we entered into an agreement to acquire Bioserve, a leading genomic service and next-generation sequencing company founded in 2002 serving both the research and clinical markets and based in Hyderabad, India. The acquisition agreement contains customary covenants by the parties, and is subject to customary closing conditions and approvals. It is possible that the agreement may be further modified by the parties prior to closing to reflect additional negotiations, regulatory or other considerations. While we expect to close the transaction in August 2014, there can be no assurance that the transaction will be consummated during that time period, or at all.

We may not be able to successfully integrate our recent acquisitions into our business and we may not achieve the anticipated benefits of such acquisitions.

In July 2014, we acquired Gentris, which provides genomic testing and pharmacogenomics services to half of the top ten biopharma companies globally and has participated and performed genomic analysis for over 1,000 clinical trials. Gentris has operations in Raleigh (Research Triangle Park), North Carolina and Shanghai, China in state-of-the-art GLP, CLIA and FDA-compliant facilities. In addition, in May 2014 we entered into an agreement to acquire Bioserve. Our failure to successfully complete the integration of Gentris and if the acquisition is completed, Bioserve, could have a material adverse effect on our business, operating results and financial condition by reason of our failure to realize a sufficient benefit and financial return on capital expended in connection with these acquisitions.

We expect to realize increased revenues and market penetration as a result of the acquisition of Bioserve and Gentris. Achievement of these expected benefits will depend, in part, on how we manage the integration of these businesses into our operations. Our management team has limited experience in purchasing and integrating new businesses, particularly those with operations in emerging markets, such as China and India. If we are unsuccessful in integrating such businesses in a cost-effective manner, we may not realize the expected benefits of these acquisitions and our business, operating results and financial condition may be materially and adversely affected.

Our operations are subject to risks associated with emerging markets, including China and India.

Emerging markets are a significant focus of our growth strategy. The developing nature of these markets presents several risks, including deterioration of social, political, labor, or economic conditions in a country or region, and difficulties in staffing and managing foreign operations. Perceived risks associated with investing in emerging markets such as China and India, or a general disruption in the development of such markets could materially and adversely affect our business, operating results and financial condition.

A portion of our assets and operations are located in China and we are subject to regulatory, economic, political and other uncertainties in China.

The Chinese government has the ability to exercise significant influence and control over our operations in China. In recent years, the Chinese government has implemented measures for economic reform, the reduction of state ownership of productive assets and the establishment of corporate governance practices in business enterprises. However, many productive assets in China are still owned by the Chinese government. In addition, the government continues to play a significant role in regulating industrial development by imposing business regulations. It also exercises significant control over the country’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

There can be no assurance that China’s economic, political or legal systems will not develop in a way that becomes detrimental to our business, results of operations and financial condition. Our activities may be materially and adversely affected by changes in China’s economic and social conditions and by changes in the policies of the government, such as measures to control inflation, changes in the rates or method of taxation and the imposition of additional restrictions on currency conversion.

Additional factors that we may experience in connection with having operations in China or other foreign countries that may adversely affect our business and results of operations include:

our inability to enforce or obtain a remedy under any material agreements;

Chinese restrictions on foreign investment that could impair our ability to conduct our business or acquire or contract with other entities in the future;

restrictions on currency exchange that may limit our ability to use cash flow most effectively or to repatriate our investment;

fluctuations in currency values;

cultural, language and managerial differences that may reduce our overall performance; and

political instability.

If the Bioserve acquisition is completed, a portion of our assets and operations will be located in India and we are subject to regulatory, economic, political and other uncertainties in India.
In May 2014 we entered into an agreement to acquire Bioserve a leading genomic service and next-generation sequencing company founded in 2002 serving both the research and clinical markets and based in Hyderabad, India. In the past, the Indian economy has experienced many of the problems that commonly confront the economies of developing countries, including high inflation, erratic gross domestic product growth and shortages of foreign exchange. The Indian government has exercised, and continues to exercise, significant influence over many aspects of the Indian economy through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries, and Indian government actions concerning the economy could have a material adverse effect on private sector entities like us.

India has experienced significant economic growth over the last several years, but faces major challenges in sustaining that growth in the years ahead. These challenges include the need for substantial infrastructure development. India has also recently experienced civil unrest and terrorism and has been involved in conflicts with neighboring countries. In recent years, there have been military confrontations between India and Pakistan that have occurred in the region of Kashmir and along the India-Pakistan border. If India becomes engaged in armed hostilities, particularly if these hostilities are protracted or involve the threat of or use of weapons of mass destruction, it is likely that our operations would be materially adversely affected.
Our financial performance may be adversely affected by general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies, as well as social stability and political, economic or diplomatic developments affecting India in the future.
Our operating results may be adversely affected by fluctuations in foreign currency exchange rates and restrictions on the deployment of cash across our global operations.
Although we report our operating results in U.S. dollars, a portion of our revenues and expenses are or will be denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenues, income from operations, other income (expense), net and the value of balance sheet items originally denominated in other currencies. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations. In addition, in some countries we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use these funds across our global operations.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and other worldwide anti-bribery laws.

The FCPA and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Our policies mandate compliance with these anti-bribery laws, which often carry substantial penalties, including criminal and civil fines, potential loss of export licenses, possible suspension of the ability to do business with the federal government, denial of government reimbursement for products and exclusion from participation in government healthcare programs. We operate in jurisdictions such as India and China that have experienced governmental and private sector corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with certain local customs and practices. We cannot assure that our internal control policies and procedures always will protect us from reckless or other inappropriate acts committed by our affiliates, employees or agents. Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations.

Recent announcements from the Federal Food and Drug Administration may impose additional regulatory obligations and costs upon our business.

On July 31, 2014, in accordance with Section 1143 of the Food and Drug Administration Safety and Innovation Act, FDA notified Congress of its intent to issue two draft guidance documents regarding oversight of laboratory developed tests (LDTs). The two draft guidance documents are entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” (the “Framework Guidance”) and “FDA Notification and Medical Device Reporting for Laboratory Developed Test (LDTs)” (the “Notification Guidance”). According to the Framework Guidance, FDA plans to take a phased-in risk-based approach to regulating LDTs. FDA has proposed in the Framework Guidance that there will be three groups of LDTs: (i) LDTs subject to full enforcement discretion, (ii) LDTs subject to partial enforcement discretion; and (iii) LDTs subject to full FDA regulation. FDA plans to phase in enforcement of LTD premarket review, quality system oversight and adverse event reporting over a number of years. Under this new risk based approach, it is possible that some level of pre-market review may be required for our LDTs-either a 510(k) or PMA-which may require us to obtain additional clinical data. The intent of the Notification Guidance is to explain to laboratories the process and timing for notifying the FDA that they manufacture, prepare, propagate, compound or process LDTs and how to comply with medical device reporting requirements. The FDA has noted that while it has always asserted the power to regulate LDTs, it has chosen not to do so to date as a matter of enforcement discretion. We cannot tell at this time what additional costs and regulatory burdens, any final FDA guidance or FDA enforcement of its regulations may have on our business or operations.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds from Sales of Registered Securities

Not applicable.

Item 3.        Defaults Upon Senior Securities

Not applicable.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

Not applicable.

Item 6.        Exhibits

See the Index to Exhibits following the signature page hereto, which Index to Exhibits is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cancer Genetics, Inc.
(Registrant)

Date: August 13, 2014	/s/ Panna L. Sharma
Panna L. Sharma
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2014	/s/ Edward J. Sitar
Edward J. Sitar
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Credit Agreement, between Cancer Genetics, Inc. and Wells Fargo Bank, N.A., dated April 1, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on April 4, 2014 with the Securities and Exchange Commission).

10.2
Revolving Line of Credit Note, between Cancer Genetics, Inc. and Wells Fargo Bank, N.A., dated April 1, 2014 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on April 4, 2014 with the Securities and Exchange Commission).

10.3
Security Agreement, between Cancer Genetics, Inc. and Wells Fargo Bank, N.A., dated April 1, 2014 (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed on April 4, 2014 with the Securities and Exchange Commission).

10.4
Securities Account Control Agreement, between Cancer Genetics, Inc. and Wells Fargo Bank, N.A., dated April 1, 2014 (incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed on April 4, 2014 with the Securities and Exchange Commission).

10.5
Amended and Restated Cancer Genetics, Inc. 2011 Equity Incentive Plan, dated May 22, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on May 22, 2014 with the Securities and Exchange Commission).

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

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet at December 31, 2013 and June 30, 2014 (unaudited), (ii) Consolidated Statements of Operations and Comprehensive Loss for the three month periods ended June 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the three month periods ended June 30, 2014 and 2013 (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited)

*
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