Form 10-Q/A
period 2014-06-30
CANCER GENETICS, INC
filed 2014-09-23
CIK 1349929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Cancer Genetics, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-Q solely to correct certain typographical errors related to the dates contained in Exhibits 31.1, 31.2, 32.1 and 32.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the Securities and Exchange Commission on August 14, 2014 (the “Original Filing”). Accordingly, the Company is re-filing the Original Filing in its entirety and re-filing corrected and updated Exhibits 31.1, 31.2, 32.1 and 32.2. The Company has not made any other changes to the Original Filing.

This Amendment No. 1 on Form 10-Q/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

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

Cancer Genetics, Inc.
(Registrant)

Date: September 22, 2014	/s/ Panna L. Sharma
Panna L. Sharma
President and Chief Executive Officer (Principal Executive Officer)

Date: September 22, 2014	/s/ Edward J. Sitar
Edward J. Sitar
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

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