Form 10-Q
period 2014-09-30
CANCER GENETICS, INC
filed 2014-11-13
CIK 1349929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 1, 2014, there were 9,723,669 shares of common stock, par value $0.0001 of Cancer Genetics, Inc. outstanding.

CANCER GENETICS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
Cancer Genetics, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,748,275	$49,459,564
Accounts receivable, net of allowance for doubtful accounts	4,108,567	1,567,039
Other current assets	1,161,537	864,616
Total current assets	36,018,379	51,891,219
FIXED ASSETS, net of accumulated depreciation	4,338,146	1,264,624
OTHER ASSETS
Security deposits	1,564	1,564
Restricted cash	6,300,000	300,000
Loan guarantee and financing fees, net of accumulated amortization of $517,500 in 2013	—	310,500
Patents	476,971	401,709
Investment in joint venture	1,328,231	987,657
Other investments	39,393	—
Goodwill	3,130,574	—
Total other assets	11,276,733	2,001,430
Total Assets	$51,633,258	$55,157,273
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,564,065	$2,346,240
Obligations under capital leases, current portion	57,606	51,400
Deferred revenue	384,354	199,560
Notes payable, current portion	280,854	22,298
Line of credit	—	6,000,000
Total current liabilities	5,286,879	8,619,498
Obligations under capital leases	322,939	309,777
Deferred rent payable	152,739	170,789
Line of credit	6,000,000	—
Warrant liability	145,000	594,000
Other long-term liabilities	767,663	—
Deferred revenue, long-term	936,496	—
Total liabilities	13,611,716	9,694,064
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 9,764,000 shares, $0.0001 par value, none issued	—	—
Common stock, authorized 100,000,000 shares, $0.0001 par value, 9,723,669 and 9,275,384 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	970	927
Additional paid-in capital	110,814,811	106,786,862
Accumulated deficit	(72,794,239)	(61,324,580)
Total Stockholders’ Equity	38,021,542	45,463,209
Total Liabilities and Stockholders’ Equity	$51,633,258	$55,157,273
See Notes to Unaudited Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$3,221,850	$1,705,146	$6,163,895	$4,755,462
Cost of revenues	2,565,715	1,211,384	5,358,872	3,560,678
Gross profit	656,135	493,762	805,023	1,194,784
Operating expenses:
Research and development	1,390,189	433,525	3,092,733	1,384,122
General and administrative	3,104,100	1,297,801	8,230,966	4,259,175
Sales and marketing	1,070,531	442,665	2,737,967	1,274,620
Total operating expenses	5,564,820	2,173,991	14,061,666	6,917,917
Loss from operations	(4,908,685)	(1,680,229)	(13,256,643)	(5,723,133)
Other income (expense):
Interest expense	(36,166)	(356,442)	(408,087)	(2,039,750)
Interest income	18,789	3,295	57,130	4,649
Debt conversion costs	—	—	—	(6,849,830)
Change in fair value of warrant liability	129,000	(1,033,000)	324,000	4,096,000
Total other income (expense)	111,623	(1,386,147)	(26,957)	(4,788,931)
Income (loss) before income taxes	(4,797,062)	(3,066,376)	(13,283,600)	(10,512,064)
Income tax provision (benefit)	—	—	(1,813,941)	(663,900)
Net (loss)	$(4,797,062)	$(3,066,376)	$(11,469,659)	$(9,848,164)
Basic net (loss) per share	$(0.50)	$(0.61)	$(1.22)	$(2.84)
Diluted net loss per share	$(0.51)	$(0.61)	$(1.25)	$(4.02)
Basic Weighted Average Shares Outstanding	9,575,789	5,055,591	9,386,613	3,463,730
Diluted Weighted Average Shares Outstanding	9,575,789	5,055,591	9,403,245	3,468,627
See Notes to Unaudited Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(11,469,659)	$(9,848,164)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	487,656	227,376
Amortization	20,146	11,422
Equity-based consulting and compensation expenses	2,129,880	310,982
Equity-based research and development expenses	—	96,220
Change in fair value of warrant liability	(324,000)	(4,096,000)
Amortization of loan guarantee and financing fees	310,500	884,460
Accretion of discount on debt	—	584,692
Deferred rent	(18,050)	4,868
Loss in equity method investment	659,426	—
Deferred initial public offering costs expensed	—	617,706
Write-off of debt conversion costs	—	6,849,830
Change in working capital components:
Accounts receivable	(521,429)	(765,589)
Other current assets	(169,940)	(223,849)
Accounts payable, accrued expenses and deferred revenue	985,644	(1,255,166)
Net cash (used in) operating activities	(7,909,826)	(6,601,212)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(944,423)	(72,840)
Increase in restricted cash	(6,000,000)	(50,000)
Patent costs	(95,408)	(52,771)
Investment in JV	(1,000,000)	—
Cash used in acquisition of Gentris, net of cash received	(3,180,930)	—
Cash from acquisition of BioServe	311,264	—
Net cash (used in) investing activities	(10,909,497)	(175,611)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(21,554)	(12,762)
Proceeds from initial public offering of common stock, net of offering costs	—	4,984,025
Proceeds from secondary public offering of common stock, net of offering costs	—	14,230,372
Proceeds from warrant exercises	178,102	192,000
Proceeds from option exercises	79,018	—
Principal payments on notes payable	(127,532)	(3,558,542)
Net cash provided by financing activities	108,034	15,835,093
Net (decrease) increase in cash and cash equivalents	(18,711,289)	9,058,270
CASH AND CASH EQUIVALENTS
Beginning	49,459,564	819,906
Ending	$30,748,275	$9,878,176
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$92,692	$570,601
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Warrants issued for financing fees	$—	$47,000
Accrued offering costs	—	—
Fixed assets acquired through capital lease arrangements	40,922	—
Cashless exercise of derivative warrants	125,000	373,000
Offering costs discounted	—	733,250
Accrued expenses reclassified as derivative warrant liability	—	221,000
Retirement of treasury stock	—	17,442

Conversion of notes payable, lines of credit and accrued interest to common stock	—	9,364,300
Value of shares issued as partial consideration to purchase Gentris and BioServe	1,515,992	—
Conversion of preferred stock to common stock	—	241
Reclassification of derivative warrants	—	7,170,000
Reclassification of deferred offering costs to additional paid in capital	—	1,992,333
Net tangible assets acquired via acquisition	1,255,084	—
See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1.     Description of Business, Acquisitions, Public Offerings and Reverse Stock Splits

We are an emerging leader in the field of genomic-based cancer diagnostics. The products and services we are developing are poised to transform cancer patient management, increase treatment efficacy, and reduce healthcare costs. We target cancers where prognosis information is critical and where predicting treatment outcomes using currently available techniques is limited. These cancers include hematological, urogenital and HPV-associated cancers. We seek to provide our tests and services to oncologists and pathologists at hospitals, cancer centers and physician offices, as well as to biopharmaceutical companies and clinical research organizations for their clinical trials.

Our services are performed at our state-of-the-art laboratories located in New Jersey, North Carolina, Shanghai (China), and Hyderabad, India. Our laboratories comply with the highest regulatory standards as appropriate for the services they deliver including CLIA, CAP, NY State and NABL (India). Our scientific and clinical advisory boards include leading specialists in clinical oncology, as well as industry thought leaders working to drive adoption of our unique tests and services globally.  Our services are built on a foundation of world-class scientific knowledge and intellectual property in solid and blood-borne cancers, as well as strong academic relationships with major cancer centers such as Memorial Sloan-Kettering, Mayo Clinic, and the National Cancer Institute.

Acquisition - Gentris Corporation

On July 16, 2014, we purchased substantially all of the assets of Gentris Corporation, a Delaware corporation (“Gentris”), with its principal place of business in North Carolina. Gentris provides genomic testing and pharmacogenomics services to half of the top ten biopharma companies globally and has participated and performed genomic analysis for over 1,000 clinical trials. Gentris has operations in Raleigh (Research Triangle Park), North Carolina and Shanghai, China. The acquisition allows the company to expand biopharma services to new customers.

The assets and liabilities of Gentris were recorded in the Company's consolidated financial statements at their estimated fair values as of the acquisition date. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Goodwill recorded in conjunction with the acquisition is deductible for income tax purposes.

The total consideration recorded for the Gentris acquisition is as follows:

Amount
Cash paid at closing	$3,250,000
Issuance of 147,843 common shares	1,271,745
Estimated fair value of contingent consideration	283,000
Total Purchase Price	$4,804,745

We incurred a finder's fee of $147,500 related to the transaction.

The transaction is being accounted for using the acquisition method of accounting for business combinations in accordance with GAAP. Under this method, the total consideration transferred to consummate the acquisition is being allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the closing date of the acquisition. The acquisition method of accounting requires extensive use of estimates and judgments to allocate the consideration transferred to the identifiable tangible and intangible assets acquired and liabilities assumed. Accordingly, the allocation of the consideration transferred in the condensed consolidated financial statements is preliminary and will be adjusted upon completion of the final valuation of the assets acquired and liabilities assumed. The final valuation is expected to be completed as soon as practicable but no later than 12 months after the closing date of the acquisition.

The preliminary allocation of the total purchase price to the fair value of the assets acquired and liabilities assumed as of July 16, 2014 are as follows:

Amount
Accounts receivable	$1,869,097
Other current assets	271,085
Fixed assets	1,950,885
Goodwill	2,589,009
Current liabilities	(937,558)
Deferred revenue, long-term	(937,773)
Total Purchase Price	$4,804,745

Acquisition - BioServe India

On August 18, 2014, we entered into two related agreements whereby we acquired BioServe BioTechnologies (India) Private Limited, an Indian corporation (“BioServe”). These transactions were completed through a newly formed subsidiary, Cancer Genetics (India) Pvt. Ltd.

BioServe is a leading genomic service and next-generation sequencing company serving both the research and clinical markets based in Hyderabad, India. With the BioServe acquisition we believe we will be able to access the Indian healthcare market. The acquisition provides us with an infrastructure in India for developing lower cost manufacturing of probes and kits including probes and kits used for our proprietary FHACT test and access to one of the fastest-growing molecular and clinical diagnostic markets in the world. BioServe will continue to serve biotechnology and biopharmaceutical companies, diagnostic companies and research hospitals, including those owned or operated by the Indian government, as well as seek to expand its customer base.

The parties to the first agreement (the “India Agreement”) are the Company, Ramakishna V. Modali (the current general manager of BioServe, “Modali”), Ventureast Trustee Company Pvt Ltd and affiliates, its principal shareholder (“Ventureast”), and certain other shareholders residing in India all of whom in the aggregate owned approximately 74% of BioServe. The parties to the second share purchase agreement (the “US Agreement”) are the Company and BioServe Biotechnologies LTD, a Maryland corporation and an affiliate of BioServe which owned approximately 15% of BioServe, with the majority of the other outstanding shares held by the BioServe Employee Stock Ownership Plan which will remain in place.

The assets and liabilities of BioServe were recorded in the Company's consolidated financial statements at their estimated fair values as of the acquisition date. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Goodwill recorded in conjunction with the acquisition is not deductible for income tax purposes. The aggregate purchase price is as follows:

Amount
Cash paid at closing	$72,907
Notes payable due 12-18 months after closing	23,708
Notes payable (value of 84,278 common shares)	733,387
Issuance of 31,370 common shares	244,247
Total Purchase Price	$1,074,249

The ultimate payment to VenturEast will be the value of 84,278 shares of our common stock at the time of payment. This payment will be made the earlier of 30 months from the date of the acquisition agreement (November 2016) or the date of a public offering by us of our common stock prior to that time. This liability is subject to future adjustment based upon changes to the company's stock price.

The transaction is being accounted for using the acquisition method of accounting for business combinations in accordance with GAAP. Under this method, the total consideration transferred to consummate the acquisition is being allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the closing date of the acquisition. The acquisition method of accounting requires extensive use of estimates and judgments to allocate the consideration transferred to the identifiable tangible and intangible assets acquired and liabilities assumed. Accordingly, the allocation of the consideration transferred in the condensed consolidated financial statements is preliminary and will be adjusted upon completion of the final valuation of the assets acquired and liabilities assumed. The final valuation is expected to be completed as soon as practicable but no later than 12 months after the closing date of the acquisition.

The preliminary allocation of the total purchase price to the fair value of the assets acquired and liabilities assumed as of August 18, 2014 are as follows:

Amount
Accounts receivable	$151,002
Other current assets	120,528
Fixed assets	624,948
Other assets	416,869
Goodwill	541,565
Current liabilities	(758,614)
Other liabilities	(22,049)
Total Purchase Price	$1,074,249

The following table provides certain pro forma financial information for the Company as if the acquisitions discussed above occurred on January 1, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$3,493,345	$3,864,163	$10,329,910	$12,198,309
Net loss	(6,039,858)	(3,836,773)	(13,325,068)	(10,634,909)

Basic net loss per share	$(0.63)	$(0.73)	$(1.40)	$(2.92)
Dilutive net loss per share	(0.64)	(0.73)	(1.43)	(4.04)

The results of operations for the three and nine months ended September 30, 2014 include the operations of Gentris from July 16, 2014 and BioServe from August 18, 2014 and include combined revenues of $1,384,309 and a combined net loss of $372,544.

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

Note 2.     Significant Accounting Policies

Basis of presentation: The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for interim reporting as prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2013 that are included in our Form 10-K filed with the SEC on March 28, 2014. The consolidated balance sheet as of December 31, 2013, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. Interim financial results are not necessarily indicative of the results that may be expected for any future interim period or for the year ending December 31, 2014.

Segment Reporting: Operating segments are defined as components of an enterprise about which separate discrete information is used by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We view our operations and manage our business in one operating segment, which is the business of developing and providing diagnostic tests.

Liquidity: Our primary sources of liquidity have been funds generated from our debt financings and equity financings. In addition, we have generated funds from the following sources: (i) cash collections from our customers (ii) cash received from sales of state net operating loss carryforwards, and; (iii) grants from the National Institutes of Health.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Cancer Genetics, Inc. and our wholly owned subsidiaries, Cancer Genetics Italia S.r.l (“CGI Italia”), Gentris LLC (from July 16, 2014) and CGI India (BioServe) (from August 18, 2014).

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

Revenue recognition: Revenue is recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and ASC 954-605 Health Care Entities, Revenue Recognition which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. In determining whether the price is fixed or determinable, we consider payment limits imposed by insurance carriers and Medicare and the amount of revenue recorded takes into account the historical percentage of revenue we have collected for each type of test for each payor category. Periodically, an adjustment is made to revenue to record differences between our anticipated cash receipts from insurance carriers and Medicare and actual receipts from such payors. For the periods presented, such adjustments were not significant. For biopharmaceutical customers, revenue is recorded based upon the contractually agreed upon fee schedule. When assessing collectability, we consider whether we have sufficient payment history to reliably estimate a payor’s individual payment patterns. For new tests where there is no evidence of payment history at the time the tests are completed, we only recognize revenues once reimbursement experience can be established. Until then, we recognize revenue equal to the amount of cash received. Sales of probes are recorded on the shipping date. We do not bill customers for shipping and handling fees and do not collect any sales or other taxes.

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

Goodwill: Goodwill resulted from the purchases of Gentris and BioServe in 2014 as described in Note 1. In accordance with ASC 350, Intangibles - Goodwill and Other, we are required to test goodwill for impairment and adjust for impairment losses, if any, at least annually and on an interim basis if an event or circumstance indicates that it is likely impairment has occurred. No such losses were incurred during the nine months ended September 30, 2014.

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
In January 2013, we executed a sale of $8,018,107 of gross State of New Jersey NOL carryforwards, resulting in the receipt of $663,900 . The proceeds were recorded as an income tax benefit in January 2013. In January 2014, we executed a sale of $22,301,643 of gross state NOL carryforwards resulting in the receipt of $1,813,941. The Company transferred the NOL carryforwards through the Technology Business Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority.

Patents: We account for intangible assets under ASC 350-30. Patents consist of legal fees incurred and are recorded at cost and amortized over the useful lives of the assets, using the straight-line method. Certain patents are in the legal application process and therefore are not currently being amortized. We review the carrying value of patents at the end of each reporting period. Based upon our review, there were no intangible asset impairments during the periods reported. Accumulated amortization of patents as of September 30, 2014 and December 31, 2013 was approximately $76,000 and $56,000, respectively.

Research and development: Research and development costs associated with service and product development include direct costs of payroll, employee benefits, stock-based compensation and supplies and an allocation of indirect costs including rent, utilities, depreciation and repairs and maintenance. All research and development costs are expensed as they are incurred.

Registration payment arrangements: We account for our obligations under registration payment arrangements in accordance with ASC 825-20, Registration Payment Arrangements. ASC 825-20 requires us to record a liability if we determine a registration payment is probable and if it can reasonably be estimated. As of September 30, 2014 and December 31, 2013, we have an accrued liability of $300,000 related to the issuance of Series B preferred stock.

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

Joint venture accounted for under the equity method: The Company records its joint venture investment following the equity method of accounting, reflecting its initial investment in the joint venture and its share of the joint venture’s net earnings or losses and distributions. The Company’s share of the joint venture’s net loss was approximately $349,233 and $0 for the three months ended September 30, 2014 and 2013, respectively and $659,426 and $0 for the nine months ended September 30, 2014 and 2013, respectively, and is included in research and development expense on the Consolidated Statement of Operations. The Company has a net receivable due from the joint venture of approximately $10,000 and $24,000 at September 30, 2014 and December 31, 2013, respectively, which is included in Other current assets in the Consolidated Balance Sheet. See additional information in Note 11.

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

Basic net loss and diluted net loss per share data were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net (loss) for basic earnings per share	$(4,797,062)	$(3,066,376)	$(11,469,659)	$(9,848,164)
Change in fair value of warrant liability	129,000	—	324,000	4,096,000
Net (loss) for diluted earnings per share	$(4,926,062)	$(3,066,376)	$(11,793,659)	$(13,944,164)
Denominator:
Weighted-average basic common shares outstanding	9,575,789	5,055,591	9,386,613	3,463,730
Assumed conversion of dilutive securities:
Common stock purchase warrants	—	—	16,632	4,897
Potentially dilutive common shares	—	—	16,632	4,897
Denominator for diluted earnings per share – adjusted weighted-average shares	9,575,789	5,055,591	9,403,245	3,468,627
Basic net (loss) per share	$(0.50)	$(0.61)	$(1.22)	$(2.84)
Diluted net (loss) per share	$(0.51)	$(0.61)	$(1.25)	$(4.02)

The following table summarizes potentially dilutive adjustments to the weighted average number of common shares which were excluded from the calculation because their effects were antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Common stock purchase warrants	1,531,696	1,843,582	1,531,696	1,843,582
Stock options	1,461,724	506,294	1,461,724	506,294
Restricted shares of common stock	105,833	—	105,833	—
	3,099,253	2,349,876	3,099,253	2,349,876

Note 3.     Revenue and Accounts Receivable

Revenue by service type for the three and nine months ended September 30, 2014 and 2013 is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Biopharma Services	$1,930,799	$746,212	$2,830,687	$1,920,165
Clinical Services	1,237,831	858,934	3,279,988	2,735,297
Discovery Services	53,220	—	53,220	—
Grants	—	100,000	—	100,000
	$3,221,850	$1,705,146	$6,163,895	$4,755,462

Accounts receivable by service type at September 30, 2014 and December 31, 2013 consists of the following:

	September 30, 2014	December 31, 2013
Biopharma Services	$2,381,335	$428,341
Clinical Services	1,613,842	1,174,698
Discovery Services	149,390	—
Grants	—	—
Allowance for doubtful accounts	(36,000)	(36,000)
	$4,108,567	$1,567,039

Revenue for Biopharma Services are services and tests provided to pharmaceutical companies and clinical research organizations in connection with studies for product development. Clinical Services are tests performed for patients at the request of a prescribing physician. These tests can be billed to Medicare, another third party insurer or the referring community hospital or other healthcare facility. Discovery Services are services provided in the development of new testing assays and methods. Grants includes revenue from grants (2013 only). The breakdown of our Clinical Services revenue (as a percent of total revenue) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Medicare	9%	13%	13%	13%
Other insurers	14%	15%	21%	23%
Other healthcare facilities	15%	22%	19%	22%
	38%	50%	53%	58%

We have historically derived a significant portion of our revenue from a limited number of test ordering sites. The top five test ordering sites during the three months ended September 30, 2014 and 2013 accounted for 59% and 75% respectively, of our clinical testing volumes, with 45% and 36% respectively, of the volume coming from community hospitals. During the three months ended September 30, 2014, there were two sites which accounted for approximately 10% or more of our total revenue. Two Biopharma clients accounted for approximately 17% and 12% of total revenue, respectively. During the three months ended September 30, 2013, there were two sites which accounted for approximately 10% or more of our total revenue. A Biopharma client and Clinical Services client accounted for approximately 44% and 10% of total revenue, respectively.

The top five test ordering sites during the nine months ended September 30, 2014 and 2013 accounted for 58% and 71% respectively, of our clinical testing volumes, with 40% and 37% respectively, of the volume coming from community hospitals. During the nine months ended September 30, 2014, there was one site which accounted for approximately 10% or more of our total revenue. A Biopharma client accounted for approximately 22% of our total revenue. During the nine months ended September 30, 2013, there was one site which accounted for approximately 10% or more of our total revenue. A Biopharma client accounted for approximately 40% of our total revenue. While we have agreements with our Biopharma clients, volumes from these clients are subject to the progression and continuation of the trials which can impact testing volume. We generally do not have formal written agreements with other testing sites and, as a result, we may lose these significant test ordering sites at any time.

Note 4. Notes Payable and Line of Credit

Below is a summary of our short-term and long-term debt obligations as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Secured Note Payable, short-term	$—	$22,298
Notes Payable, Current Portion	280,854	22,298
Line of Credit, Principal Balance	$6,000,000	$6,000,000
Line of Credit, Current Portion	—	6,000,000
Lines of Credit, Long-Term	$6,000,000	$—

Business Line of Credit — Wells Fargo

At September 30, 2013 and December 31, 2013, we had fully utilized a line of credit (“Line”) with Wells Fargo Bank which provided for maximum borrowings of $6 million. Interest on the Line was due monthly equal to 1.75% above the Daily One Month LIBOR rate (2.0% at March 31, 2014). The Line required the repayment of principal, and any unpaid interest, in a single payment due upon maturity. The Line matured April 1, 2014, was guaranteed by John Pappajohn, our Chairman of the Board of Directors and significant shareholder, and was collateralized by a first lien on all of our assets including the assignment of our approved and pending patent applications.

On April 1, 2014 we entered into a credit agreement (the “Credit Agreement”) and re-negotiated the terms of the Line with Wells Fargo Bank. Under the terms of the Credit Agreement we maintain the Line with maximum borrowings of $6 million which have been fully drawn. The Line has been extended through April 1, 2016 at a rate of interest equal to LIBOR plus 1.75% (2.0% at September 30, 2014). The facility requires monthly interest payments. The pledge of all of our assets and intellectual property, as well as the guarantee by Mr. Pappajohn, was released and instead we restricted $6.0 million in cash, which is invested in an interest bearing certificate of deposit, as collateral. Additionally, we are required to limit capital spending and are restricted as to the amount we may pledge as collateral for additional borrowings from any source. The Credit Agreement requires the repayment of principal, and any unpaid interest, in a single payment due upon maturity. As result of the extension of the maturity date and the transfer of cash to Wells Fargo as collateral, we have presented the line of credit as a long-term liability and the cash collateral as restricted cash at September 30, 2014. The cash will remain restricted until such time as the Line is repaid.

Note 5. Letter of Credit

During 2013 we restricted an additional $50,000 in cash and secured a $300,000 letter of credit in favor of our landlord pursuant to the terms of the lease for our Rutherford facility. At September 30, 2014 the letter of credit was fully secured by the restricted cash disclosed on our Consolidated Balance Sheet.

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

Preferred Stock

We are currently authorized to issue up to 9,764,000 shares of preferred stock. There are no shares issued or outstanding.

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

We have also issued 48,000 options outside of the Stock Option Plans, which are no longer outstanding.

At September 30, 2014, 893,788 shares remain available for future awards under the 2011 Plan and 51,541 shares remain available for future awards under the 2008 Plan.

As of September 30, 2014, no stock appreciation rights and 122,500 shares of restricted stock have been awarded under the Stock Option Plans.

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

A summary of employee and non-employee stock option activity for year ended December 31, 2013 and the nine months ended September 30, 2014 is as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	Number of Shares	Weighted- Average Exercise Price
Outstanding January 1, 2013	553,340	$12.76	7.13	$1,142,432
Granted	426,762	14.57
Exercised	(164)	10.00
Cancelled or expired	(106,396)	20.46
Outstanding December 31, 2013	873,542	$10.83	7.75	$3,138,539
Granted	695,900	13.11
Exercised	(30,083)	6.61
Cancelled or expired	(77,635)	11.67
Outstanding September 30, 2014	1,461,724	$11.95	8.09	$854,839
Exercisable September 30, 2014	484,029	$8.76	5.45	$846,800

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The fair value of our common stock was $9.00 at September 30, 2014 and $13.78 at December 31, 2013, based on the closing price on the NASDAQ Capital Market.

As of September 30, 2014, total unrecognized compensation cost related to non-vested stock options and restricted stock granted to employees was $6,563,115 which we expect to recognize over the next 3.54 years.

As of September 30, 2014, total unrecognized compensation cost related to non-vested stock options granted to non-employees was $1,047,224 which we expect to recognize over the next 3.14 years. The estimate of unrecognized non-employee compensation is based on the fair value of the non-vested options as of September 30, 2014.

The following table summarizes information about outstanding and vested stock options granted to employees and non-employees as of September 30, 2014 as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in Years)	Number of Shares	Weighted- Average Exercise Price
4.00	145,000	$4.00	4.47	145,000	$4.00
4.80	30,914	4.80	5.31	29,000	4.80
9.09	230,900	9.09	9.99	—	—
10.00	267,038	10.00	5.13	236,707	10.00
11.70 - 11.75	75,740	11.70	9.54	1,586	11.75
12.50 - 14.18	105,700	13.99	9.26	150	12.50
15.39	316,432	15.39	9.01	37,586	15.39
15.89	200,000	15.89	9.65	25,000	15.89
17.38	90,000	17.38	9.47	9,000	17.38
Total	1,461,724	$11.95	8.09	484,029	$8.76

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

The following table presents the weighted-average assumptions used to estimate the fair value of options granted to employees during the periods presented:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014	2013
Volatility	75.02%	75.04%	77.11%
Risk free interest rate	2.02%	1.84%	0.76%
Dividend yield	0.00%	0.00%	0.00%
Term (years)	6.29	6.10	5.95
Weighted-average fair value of options granted during the period	6.13	6.86	6.72

In 2010, we issued an aggregate of 80,000 options to non-employees with an exercise price of $25.00. As described above, on April 5, 2013, these options were exchanged for 48,000 options with an exercise price of $10.00. In October 2013, we issued 10,000 options to a non-employee with an exercise price of $15.39. In May 2014, we issued 200,000 options to a our Director, Raju Chaganti, with an exercise price of $15.89. See Note 12 for additional information. The following table presents the weighted-average assumptions used to estimate the fair value of options reaching their measurement date for non-employees during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Volatility	71.30%	75.32%	71.87%	75.87%
Risk free interest rate	2.43%	1.93%	2.53%	1.40%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Term (years)	9.58	7.21	9.79	7.50

The following table presents the effects of stock-based compensation related to stock option awards to employees and non-employees on our Statement of Operations during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$26,200	$8,442	$67,109	$22,621
Research and development	188,633	28,516	345,803	119,314
General and administrative	593,715	71,268	1,615,359	223,535
Sales and marketing	27,551	9,107	101,609	41,731
Total stock-based compensation	$836,099	$117,333	$2,129,880	$407,201

Note 8. Warrants

We have issued certain warrants which contain an exercise price adjustment feature in the event we issue additional equity instruments at a price lower than the exercise price of the warrant. The warrants are described herein as derivative warrants. For all derivative warrants, in the event equity instruments are issued at a price lower than the exercise price of the warrant, the exercise price is adjusted to the price of the new equity instruments issued (price adjustment feature). For certain of these warrants, the number of shares underlying the warrant is also adjusted to an amount computed by dividing the proceeds of the warrant under its original terms by the revised exercise price (share adjustment feature). These warrants are initially recorded as a warrant liability at fair value with a corresponding entry to the loan guarantee fee asset, debt discount, additional paid-in capital or expense dependent upon the service provided in exchange for the warrant grant. As of September 30, 2014 all warrants with a share adjustment feature have either expired or have been exercised.
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

The following table summarizes the warrant activity for the nine months ended September 30, 2014:

Issued With / For	Exercise Price		Warrants Outstanding January 1, 2014	2014 Warrants Exercised	Warrants Outstanding September 30, 2014
Non-Derivative Warrants:
Financing	$10.00		243,334	—	243,334
Financing	15.00		436,079	—	436,079
Debt Guarantee	4.00		174,288	(174,288)	—
Debt Guarantee	10.00		237,500	—	237,500
Debt Guarantee	15.00		585,645	—	585,645
Consulting	10.00		29,138	—	29,138
Total Non-Derivative Warrants	$13.34	C	1,705,984	(174,288)	1,531,696
Derivative Warrants:
Financing	$10.00	B	60,000	—	60,000
Debt Guarantee	10.00	A	12,500	(12,500)	—
Series B Pref. Stock	10.00	B	18,430	(3,415)	15,015
Consulting	10.00	B	200	—	200
Total Derivative Warrants	10.00	C	91,130	(15,915)	75,215
Total	$13.18	C	1,797,114	(190,203)	1,606,911

A	These warrants are subject to fair value accounting and contain exercise price and number of share adjustment features. See Note 9.

B	These warrants are subject to fair value accounting and contain an exercise price adjustment feature. See Note 9.

C	Weighted average exercise prices are as of September 30, 2014.

Note 9. Fair Value of Warrants
The following tables summarize the assumptions used in computing the fair value of derivative warrants subject to fair value accounting at the date of issue during the nine months ended September 30, 2014 and 2013, and at September 30, 2014, December 31, 2013 and April 5, 2013 (IPO valuation date). In computing the fair value of the warrants, if the stated exercise price of the warrants exceeded the assumed value of the Company stock at the date the fair value was being computed, the exercise price and number of shares (if applicable) underlying the warrants were adjusted to reflect an assumed trigger of the price and/or share adjustment features related to the applicable warrants. Such adjustments were only applicable to the nine months ended September 30, 2013 due to the relative price of the warrants and the assumed Company stock price.

Issued with Debt Guarantee	Exercised During the Nine Months Ended September 30, 2014	As of December 31, 2013	IPO Date April 5, 2013
Exercise Price	$10.00	$10.00	$13.56
Expected life (years)	0.60	0.83	2.42
Expected volatility	49.01%	57.33%	66.37%
Risk-free interest rate	0.08%	0.13%	0.32%
Expected dividend yield	—%	—%	—%

Issued with Series B Preferred Shares	Exercised During the Nine Months Ended September 30, 2014	As of September 30, 2014	As of December 31, 2013
Exercise Price	$10.00	$10.00	$10.00
Expected life (years)	1.72	1.13	1.92
Expected volatility	46.60%	47.45%	59.26%
Risk-free interest rate	0.33%	0.13%	0.38%
Expected dividend yield	—%	—%	—%

Issued for Consulting	As of September 30, 2014	As of December 31, 2013	IPO Date April 5, 2013
Exercise Price	$10.00	$10.00	$10.00
Expected life (years)	1.39	2.14	2.33
Expected volatility	48.34%	63.63%	63.20%
Risk-free interest rate	0.13%	0.38%	0.27%
Expected dividend yield	—%	—%	—%

Issued with Financing	Exercised During the Nine Months Ended September 30, 2014	As of September 30, 2014	As of December 31, 2013	IPO Date April 5, 2013
Exercise Price	$13.34	$10.00	$10.00	$13.21
Expected life (years)	9.78	1.48	2.25	8.30
Expected volatility	74.70%	48.60%	64.40%	73.22%
Risk-free interest rate	1.95%	0.13%	0.38%	1.44%
Expected dividend yield	—%	—%	—%	—%

The assumed Company stock price used in computing the fair value of warrants exercised during the nine months ended September 30, 2014 was $15.20 – $19.86 and for the fair value of warrants issued during the nine months ended September 30, 2013, the assumed range of Company stock prices used was $9.60 – $9.96. In determining the fair value of warrants issued at each reporting date, the Company stock price was $9.00 at September 30, 2014 and $13.78 at December 31, 2013 based on the closing price on the NASDAQ Capital Market.

The following table summarizes the derivative warrant activity subject to fair value accounting for the nine months ended September 30, 2014:

Issued with/for	Fair value of warrants outstanding as of December 31, 2013	Fair value of warrants exercised	Change in fair value of warrants	Fair value of warrants outstanding as of September 30, 2014
Series B Preferred Stock	$117,000	$(38,000)	$(54,000)	$25,000
Debt Guarantee	64,000	(87,000)	23,000	—
Consulting	1,000	—	—	1,000
Financing	412,000	—	(293,000)	119,000
	$594,000	$(125,000)	$(324,000)	$145,000

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$145,000	—	—	$145,000
Gentris contingent consideration	283,000	—	—	283,000
Notes payable to VenturEast	733,387	—	—	733,387
	$1,161,387	$—	$—	$1,161,387

	December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$594,000	—	—	$594,000

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

Under the terms of the Gentris acquisition we must pay additional consideration if Gentris’ revenue exceeds certain thresholds in the first year following the acquisition. On the acquisition date, we determined that this earn-out obligation had a fair value of $283,000 based upon a probability weighted analysis. Under the terms of the BioServe acquisition we will make a payment to VenturEast equal to the market value of 84,278 shares of our common stock within thirty months from the acquisition date. Using our stock price adjusted for certain discounts, we determined the 84,278 shares of common stock had a fair market value of $733,387.

Note 11. Joint Venture Agreement

In November 2011, we entered into an affiliation agreement with the Mayo Foundation for Medical Education and Research (“Mayo”), subsequently amended. Under the agreement, we formed a joint venture with Mayo in May 2013 to focus on developing oncology diagnostic services and tests utilizing next generation sequencing. The joint venture is a limited liability company, with each party initially holding fifty percent of the issued and outstanding membership interests of the new entity (the “JV”). In exchange for our membership interest in the JV, we made an initial capital contribution of $1.0 million in October 2013. In addition, we issued 10,000 shares of our common stock to Mayo pursuant to our affiliation agreement and recorded an expense of approximately $175,000. We also recorded additional expense of approximately $231,000 during the fourth quarter of 2013 related to shares issued to Mayo in November of 2011 as the JV achieved certain performance milestones. In the third quarter of 2014 we made an additional $1.0 million capital contribution.

The agreement also requires aggregate total capital contributions by us of up to an additional $4.0 million. We currently anticipate that we will make capital contributions of $1.0 million in the first quarter of 2015. The timing of the remaining installments is subject to the JV's achievement of certain operational milestones agreed upon by the board of governors of the JV. In exchange for its membership interest, Mayo’s capital contribution will take the form of cash, staff, services, hardware and software resources, laboratory space and instrumentation, the fair market value of which will be approximately equal to $6.0 million. Mayo’s continued contribution will also be conditioned upon the JV’s achievement of certain milestones.

Note 12. Related Party Transactions

John Pappajohn, a member of the Board of Directors and stockholder, had personally guaranteed our revolving line of credit with Wells Fargo Bank through March 31, 2014. As consideration for his guarantee, as well as each of the eight extensions of this facility through March 31, 2014, Mr. Pappajohn received warrants to purchase an aggregate of 1,051,506 shares of common stock of which Mr. Pappajohn assigned warrants to purchase 284,000 shares of common stock to certain third parties. Warrants to purchase 440,113 shares of common stock have been exercised by Mr. Pappajohn through September 30, 2014. After adjustment pursuant to the terms of the warrants in conjunction with our IPO, the number of these warrants outstanding retained by Mr. Pappajohn was 585,645 at $15.00 per share.

In addition, John Pappajohn also had loaned us an aggregate of $6,750,000 (all of which was converted into 675,000 shares of common stock at the IPO price of $10.00 per share). In connection with these loans, Mr. Pappajohn received warrants to purchase an aggregate of 202,630 shares of common stock. After adjustment pursuant to the terms of the warrants in conjunction with our IPO, the number of warrants outstanding was 436,079 at $15.00 per share at September 30, 2014.

Effective January 6, 2014, the board of directors appointed John Pappajohn to serve as the Chairman of the Board, a position previously held by Dr. Raju S.K. Chaganti. As compensation for serving as the Chairman of the Board, the Company will pay Mr. Pappajohn $100,000 per year and granted to Mr. Pappajohn 25,000 restricted shares of the Company's common stock, and options to purchase an aggregate of 100,000 shares of the Company's common stock. The options have a term of ten years from the date on which they were granted. The restricted stock and the options each vest in two equal installments on the one year anniversary and the two year anniversary of the date on which Mr. Pappajohn became the Chairman of the Board.

In August 2010, we entered into a consulting agreement with Equity Dynamics, Inc (“EDI”)., an entity controlled by John Pappajohn, pursuant to which EDI received a monthly fee of $10,000. The consulting agreement was terminated effective March 31, 2014. Subsequently the Company entered into a new consulting agreement with EDI effective April 1, 2014 pursuant to which it will receive a monthly fee of $10,000. Total expenses for the three months ended September 30, 2014 and 2013 were $30,000 and $30,000, respectively and for the nine months ended September 30, 2014 and 2013 were$90,000 and $90,000, respectively. As of September 30, 2014, we owed Equity Dynamics, Inc. $0.

On May 19, 2006, we issued a convertible promissory note in favor of our then Chairman and founder, Dr. Chaganti, the holder, which obligated us to pay the holder the sum of $100,000, together with interest at the rate of 8.5% per annum, due April 1, 2014. Interest expense totaled $2,400 through April 10, 2013. On April 10, 2013 the note and accrued interest converted into 13,430 shares of common stock at the IPO price of $10.00 per share. Pursuant to a consulting and advisory agreement, Dr. Chaganti also received options to purchase a total of 36,000 shares of common stock at a price of $10.00 per share which vested over a two year period. Total non-cash stock-based compensation recognized under the consulting agreement for each of the six month periods ended June 30, 2014 and 2013 were $0 and $54,650, respectively. Additionally, on September 15, 2010, we entered into a three year consulting agreement with Dr. Chaganti which was subsequently renewed through December 31, 2016 pursuant to which Dr. Chaganti receives $5,000 per month for providing consulting and technical support services. Total expenses for each of the quarterly periods ended September 30, 2014 and 2013 were $15,000. Pursuant to the terms of the renewed consulting agreement, Dr. Chaganti received an option to purchase 200,000 shares of our common stock at a purchase price of $15.89 per share vesting over a period of four years. Total non-cash stock-based compensation recognized under the consulting agreement for each of the nine months ended September 30, 2014 and 2013 were $288,500 and $0, respectively. Also pursuant to the consulting agreement, Dr. Chaganti assigned to us all rights to any inventions which he may invent during the course of rendering consulting services to us. In exchange for this assignment, if the USPTO issues a patent for an invention on which Dr. Chaganti is listed as an inventor, we are required to pay Dr. Chaganti (i) a one-time payment of $50,000 and (ii) 1% of any net revenues we receive from any licensed sales of the invention. In 2014 we paid Dr. Chaganti $150,000 which was recognized as an expense in fiscal 2013 when three patents were issued.

Subsequent Event
On October 19, 2014, 233,333 warrants held by Mr. Pappajohn expired unexercised.
On October 21, 2014 a patent was issued for which we are required to pay Dr. Chaganti a one-time payment of $50,000.

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

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the “Company,” “we,” “us,” “our” or similar terms, refer to Cancer Genetics, Inc. and its wholly owned subsidiaries: Cancer Genetics Italia, S.r.l., Gentris, LLC and BioServe Biotechnologies (India) Private Limited, except as expressly indicated or unless the context otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Reporting on Form10-K filed with the SEC on March 28, 2014. This MD&A may contain forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” below.

Overview

We are an emerging leader in the field of genomic-based cancer diagnostics. The products and services we are developing are poised to transform cancer patient management, increase treatment efficacy, and reduce healthcare costs. We target cancers where prognosis information is critical and where predicting treatment outcomes using currently available techniques is limited. These cancers include hematological, urogenital and HPV-associated cancers. We seek to provide our tests and services to oncologists and pathologists at hospitals, cancer centers and physician offices, as well as to biopharmaceutical companies and clinical research organizations for their clinical trials.

Our services are performed at our state-of-the-art laboratories located in New Jersey, North Carolina, Shanghai (China), and Hyderabad, India. Our laboratories comply with the highest regulatory standards as appropriate for the services they deliver including CLIA, CAP, NY State and NABL (India). Our scientific and clinical advisory boards include leading specialists in clinical oncology, as well as industry thought leaders working to drive adoption of our unique tests and services globally.  Our services are built on a foundation of world-class scientific knowledge and intellectual property in solid and blood-borne cancers, as well as strong academic relationships with major cancer centers such as Memorial Sloan-Kettering, Mayo Clinic, and the National Cancer Institute.

Our revenue is generated principally through our clinical laboratory services. Most of our sales consist of our non-proprietary testing services to a limited number of oncologists, pathologists, community hospitals and biotechnology and pharmaceutical companies located mostly in the eastern and midwestern United States. Our non-proprietary laboratory testing services include molecular testing, sequencing, mutational analysis, flow cytometry testing, histology testing and cytology testing.

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

We expect to continue to incur significant losses for the near future. We incurred losses of $12.4 million and $6.7 million for fiscal years ended December 31, 2013 and 2012, respectively, and incurred a net loss of $11.5 million for the nine months ended September 30, 2014. As of September 30, 2014, we had an accumulated deficit of $72.8 million.

Acquisition - Gentris Corporation

On July 16, 2014, we purchased substantially all of the assets of Gentris Corporation, a Delaware corporation (“Gentris”), with its principal place of business in North Carolina, for aggregate consideration of approximately $4.8 million. Gentris provides genomic testing and pharmacogenomics services to half of the top ten biopharma companies globally and has participated and performed genomic analysis for over 1,000 clinical trials. See Note 1 to the financial statements for additional information regarding the acquisition.

Acquisition - BioServe India

On August 18, 2014 we acquired BioServe BioTechnologies (India) Private Limited, an Indian corporation (“BioServe”) for an aggregate purchase price of approximately $1.1 million.

BioServe is a leading genomic service and next-generation sequencing company serving both the research and clinical markets and based in Hyderabad, India. With the BioServe acquisition we believe we will be able to access the Indian healthcare market. See Note 1 to the financial statements for additional information regarding the BioServe acquisition.

Key Factors Affecting our Results of Operations and Financial Condition

Our overall long-term growth plan is predicated on our ability to develop and commercialize our proprietary tests outside of our clinical laboratory, penetrate the BioPharma community and achieve more revenue supporting clinical trials and develop and penetrate the Indian market. In 2014 we acquired Gentris to increase our penetration in the BioPharma space. In 2014 we also acquired BioServe to launch services in the Indian market. Since early 2011 we have launched 6 proprietary tests for use in our clinical laboratory s including MatBA®-CLL, MatBA®-SLL, MatBA®-DLBCL, UroGenRA™ and FHACT®. We continue to develop additional proprietary tests. In order to market our tests to independent laboratories and testing facilities, we believe we will need to obtain approvals or clearances from the appropriate regulatory authorities. Without these approvals, the success of these commercialization efforts will be limited. To obtain these approvals and facilitate market adoption of our proprietary tests, we anticipate having to successfully complete additional studies with clinical samples and publish our results in peer-reviewed scientific journals. Our ability to complete such studies is dependent upon our ability to leverage our collaborative relationships with leading institutions to facilitate our research and obtain data for our quality assurance and test validation efforts.

We believe that the factors discussed in the following paragraphs have had and are expected to continue to have a material impact on our results of operations and financial condition.

Revenues

Our revenue is generated principally through our clinical laboratory services. The clinical laboratory industry is highly competitive, and our relationship with the decision-makers at hospitals, cancer centers, physician offices, or pharmaceutical companies is a critical component of securing their business. Consequently, our ability to attract and maintain productive sales personnel that have and can grow these relationships will largely determine our ability to grow our clinical services revenue. In order to grow our clinical laboratory revenue, we must continue to pursue validation studies and work with oncology thought leaders to develop and publish data that is helpful in supporting the need for our tests and services.

Due to the early stage nature of our clinical laboratory business and our limited sales and marketing activities to date, we have historically derived a significant portion of our revenue from a limited number of test ordering sites, although the test ordering sites that generate a significant portion of our revenue have changed from period to period. Our test ordering sites are largely hospitals, cancer centers, reference laboratories and physician offices, as well as biopharmaceutical companies as part of a clinical trial. Oncologists and pathologists at these sites order the tests on behalf of the needs of their oncology patients or as part of a clinical trial sponsored by a biopharmaceutical company in which the patient is being enrolled.

The top five test ordering sites during the three months ended September 30, 2014 and 2013 accounted for 59% and 75% respectively, of our clinical testing volumes, with 45% and 36% respectively, of the volume coming from community hospitals. During the three months ended September 30, 2014, there were two sites which accounted for approximately 10% or more of our total revenue. Two Biopharma clients accounted for approximately 17% and 12% of total revenue, respectively. During the three months ended September 30, 2013, there were two sites which accounted for approximately 10% or more of our total revenue. A Biopharma client and Clinical Services client accounted for approximately 44% and 10% of total revenue, respectively.

The top five test ordering sites during the nine months ended September 30, 2014 and 2013 accounted for 58% and 71% respectively, of our clinical testing volumes, with 40% and 37% respectively, of the volume coming from community hospitals. During the nine months ended September 30, 2014, there was one site which accounted for approximately 10% or more of our total revenue. A Biopharma client accounted for approximately 22% of our total revenue. During the nine months ended September 30, 2013, there was one site which accounted for approximately 10% or more of our total revenue. A Biopharma client accounted for approximately 40% of our total revenue.

Revenue for Biopharma Services are services and tests provided to pharmaceutical companies and clinical research organizations in connection with studies for product development. Clinical Services are tests performed for patients at the request of a prescribing physician. These tests can be billed to Medicare, another third party insurer or the referring community hospital or other healthcare facility. Discovery Services are services provided in the development of new testing assays and methods. Grants includes revenue from grants (2013 only). The billing arrangements generally are dictated by our customers and in accordance with state and federal law.

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

Research and Development Expenses. We incur research and development expenses principally in connection with our efforts to develop our proprietary tests. Our primary research and development expenses consist of direct personnel costs, laboratory equipment and consumables and overhead expenses. We anticipate that research and development expenses will increase in the near-term, principally as a result of hiring additional personnel to develop and validate tests in our pipeline and to perform work associated with our research collaborations. In addition, we expect that our costs related to collaborations with research and academic institutions will increase. For example, in 2013 we entered into a joint venture with the Mayo Foundation for Medical Education and Research. All research and development expenses are charged to operations in the periods they are incurred.

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

Results of Operations

Three Months Ended September 30, 2014 and 2013

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three Months Ended September 30,		Change
(dollars in thousands)	2014	2013	$	%
Revenue	$3,222	$1,705	$1,517	89%
Cost of revenues	2,566	1,211	1,355	112%
Research and development expenses	1,390	433	957	221%
General and administrative expenses	3,104	1,298	1,806	139%
Sales and marketing expenses	1,071	443	628	142%
Total operating loss	(4,909)	(1,680)	(3,229)	192%
Interest (expense) income	(17)	(353)	336	(95)%
Debt conversion costs	—	—	—	n/a
Change in fair value of warrant liability	129	(1,033)	1,162	(112)%
(Loss) before income taxes	(4,797)	(3,066)	(1,731)	56%
Income tax (benefit) expense	—	—	—	—%
Net (loss)	$(4,797)	$(3,066)	$(1,731)	56%

Revenue

Revenue for Biopharma Services are services and tests provided to pharmaceutical companies and clinical research organizations in connection with studies for product development. Clinical Services are tests performed for patients at the request of a prescribing physician. These tests can be billed to Medicare, another third party insurer or the referring community hospital or other healthcare facility. Discovery Services are services provided in the development of new testing assays and methods. Grants includes revenue from grants (2013 only). The breakdown of our revenue is as follows:

	Three Months Ended September 30,				Change
	2014		2013
(dollars in thousands)	$	%	$	%	$	%
Biopharma Services	$1,931	60%	$746	44%	$1,185	159%
Clinical Services	1,238	38%	859	50%	379	44%
Discovery Services	53	2%	—	—%	53	—%
Grants	—	—%	100	6%	(100)	(100)%
Total Revenue	$3,222	100%	$1,705	100%	$1,517	89%

Revenue increased 89%, or $1,517,000 principally due to the acquisitions of Gentris and BioServe, whose revenue accounted for $1,384,000 of the increase. This along with increases in test volumes related to our clinical services were partially offset by lower volumes in our pre-acquisition Biopharma Services business and lower revenue from other sales of our probes. Our Clinical Services test volume increased 44% to 2,482 from 1,719 in the prior year period. Our average revenue per clinical services test increased by 4% to $484 per test, from $468 per test in the prior year period due to higher mix of proprietary versus non-proprietary tests ordered in the quarter. Our average revenue per test is dependent on the mix of tests and customers and can vary. Many factors could cause average revenue per test to decline including if direct bill clients continue to account for a larger part of our business and increased volumes of our proprietary FHACT® test for cervical cancer (which has a lower average selling price).

Cost of Revenues

Cost of revenues increased 112%, or $1,355,000, principally due to the following: Costs of revenue from the acquired businesses of $942,000. Lab supplies expense increased by $196,000, shipping costs increased by $85,000, outsourcing services increased by $65,000, and compensation costs increased by $24,000 due to higher test volume.

Operating Expenses

Research and Development Expenses. Research and development expenses increased 221%, or $957,000, principally due to the following: Our share of the loss from OncoSpire, our joint venture with Mayo Clinic, of $350,000 as it incurs research expenses related to the pursuit of developing new clinical tests. Stock-based compensation increased by $150,000, compensation costs increased by $305,000, and Research and Development supplies increased by $83,000 due to higher activity.

General and Administrative Expenses. General and administrative expenses increased 139%, or $1.8 million, principally due to the following: Costs from the acquired businesses of $515,000, stock-based compensation increased by $520,000, compensation increased by 131,000, consulting and outsourced services increased by $290,000, costs associated with being a public company increased by $241,000, and travel costs increased by $36,000.

Sales and Marketing Expenses. Sales and marketing expenses increased 142%, or $628,000, principally due to the following: Costs from the acquired businesses of $240,000, compensation increased by $277,000, travel costs increased by $35,000 and stock-based compensation increased by $18,000 due to higher headcount.

Interest Income (Expense)

Net interest expense decreased 95%, or $336,000, principally due to the repayment of $3.5 million of indebtedness in August 2013.

Change in Fair Value of Warrant Liability

The change in the fair value of our warrant liability resulted in $129,000 in non-cash income for the three months ended September 30, 2014, as compared with non-cash expense of $1,033,000 for the three months ended September 30, 2013. The fair market value of certain of our outstanding common stock warrants, that we are required to account for as liabilities, are revalued each quarter at amounts that correspond with changes in the value of our common stock.

Concurrent with the IPO date of April 10, 2013, derivative warrants with a fair value of $7.2 million were reclassified into equity due to the lapsing of anti-dilution provisions in the warrants and also resulted from a shareholder, John Pappajohn, limiting certain anti-dilution rights in his warrants to purchase shares of the Company’s common stock. Since the re-classification, future changes in the value of these particular warrants are no longer required to be recorded in our financial statements. Also since the re-classification, there are significantly less warrants that are subject to revaluation each quarter. During the three months ended September 30, 2014, the fair market value of the 75,215 remaining common stock warrants that are subject to revaluation decreased as a consequence of a decrease in our stock price and resulted in $129,000 of non-cash income during this period.

During the three months ended September 30, 2013, the fair market value of these common stock warrants increased as a consequence of an increase in our assumed stock price and resulted in $1,033,000 of non-cash expense during this period.

Nine Months Ended September 30, 2014 and 2013

The following table sets forth certain information concerning our results of operations for the periods shown:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2014	2013	$	%
Revenue	$6,164	$4,755	$1,409	30%
Cost of revenues	5,359	3,560	1,799	51%
Research and development expenses	3,093	1,384	1,709	123%
General and administrative expenses	8,231	4,259	3,972	93%
Sales and marketing expenses	2,738	1,275	1,463	115%
Total operating loss	(13,257)	(5,723)	(7,534)	132%
Interest income (expense)	(351)	(2,035)	1,684	(83)%
Debt conversion costs	—	(6,850)	6,850	(100)%
Change in fair value of warrant liability	324	4,096	(3,772)	(92)%
(Loss) before income taxes	(13,284)	(10,512)	(2,772)	26%
Income tax (benefit) expense	(1,814)	(664)	(1,150)	173%
Net (loss)	$(11,470)	$(9,848)	$(1,622)	16%

Revenue

Revenue for Biopharma Services are services and tests provided to pharmaceutical companies and clinical research organizations in connection with studies for product development. Clinical Services are tests performed for patients at the request of a prescribing physician. These tests can be billed to Medicare, another third party insurer or the referring community hospital or other healthcare facility. Discovery Services are services provided in the development of new testing assays and methods. Grants includes revenue from grants (2013 only). The breakdown of our revenue is as follows:

	Nine Months Ended September 30,				Change
	2014		2013
(dollars in thousands)	$	%	$	%	$	%
Biopharma Services	$2,831	46%	$1,920	40%	$911	47%
Clinical Services	3,280	53%	2,735	58%	545	20%
Discovery Services	53	1%	—	—%	53	—%
Grants	—	—%	100	2%	(100)	(100)%
Total Revenue	$6,164	100%	$4,755	100%	$1,409	30%

Revenue increased 30%, or $1,409,000 principally due to the acquisitions of Gentris and BioServe whose revenues accounted for $1,384,000 of the increase. Increases in Clinical Services test volumes were partially offset by lower volumes in our pre-acquisition Biopharma services business. Our total clinical test volume increased 30% to 6,740 from 5,168 in the prior year. Our average revenue per clinical services test (excluding revenue from our acquisitions, grant revenue and probe revenue) decreased by 7% to $467 per test, from $502 per test in the prior year principally due to a decrease in the average revenue per test attributable to the mix of tests ordered. Our average revenue per test is dependent on the mix of tests and customers and can vary. Many factors could cause average per test to decline including if direct bill clients continue to account for a larger part of our business and increased volumes of our proprietary FHACT® test for cervical cancer (which has a lower average selling price).

Cost of Revenues

Cost of revenues increased 51%, or $1,799,000, principally due to the following: Costs of revenue from the acquired businesses of $942,000, lab supplies expense increased by $363,000, shipping costs increased by $144,000 due to increase in test volumes, compensation costs increased by $195,000, outsourcing services increased by $35,000, and stock-based compensation increased by $37,000.

Operating Expenses

Research and Development Expenses. Research and development expenses increased 123%, or $1,709,000, principally due to the following: Our share of the loss from OncoSpire, our joint venture with Mayo Clinic, of of $660,000 as it incurs research expenses related to the pursuit of developing new clinical tests. Compensation costs increased by $592,000, stock-based compensation increased by $216,000, and Research and Development supplies costs increased by $177,000 due to higher activity.

General and Administrative Expenses. General and administrative expenses increased 93%, or $4.0 million, principally due to the following: Costs from the acquired businesses of $515,000, stock-based compensation increased by $1.4 million, compensation increased by 566,000, consulting and outsourced services increased by $274,000, costs associated with being a public company increased by $1.0 million, legal fees increased by $332,000, recruiting fee costs increased by $122,000 and travel costs increased by $212,000. These increased costs were partially off-set by the write-off of $618,000 of deferred IPO costs in 2013.

Sales and Marketing Expenses. Sales and marketing expenses increased 115%, or $1,463,000, principally due to the following: Costs from the acquired businesses of $240,000, compensation costs increased by $907,000, attributed to an increase in parent company headcount, marketing material costs increased by $127,000, stock-based compensation increased by $60,000, and travel costs increased by $116,000 due to higher sales headcount.

Interest Income (Expense)

Net interest expense decreased 83%, or $1.7 million, principally due to the conversion of $9.6 million of debt into common stock which occurred concurrently with our IPO on April 10, 2013 and the repayment of $3.5 million of indebtedness in August 2013.

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

Change in Fair Value of Warrant Liability

The change in the fair value of our warrant liability resulted in $324,000 in non-cash income for the nine months ended September 30, 2014, as compared with non-cash income of $4.1 million for the nine months ended September 30, 2013. The fair market value of certain of our outstanding common stock warrants, that we are required to account for as liabilities, are revalued each quarter at amounts that correspond with changes in the value of our common stock.

Concurrent with the IPO date of April 10, 2013, derivative warrants with a fair value of $7.2 million were reclassified into equity due to the lapsing of anti-dilution provisions in the warrants and also resulted from a shareholder, John Pappajohn, limiting certain anti-dilution rights in his warrants to purchase shares of the Company’s common stock. Since the re-classification, future changes in the value of these particular warrants are no longer required to be recorded in our financial statements. Also since the re-classification, there are significantly less warrants that are subject to revaluation each quarter. As of September 30, 2014, the fair market value of the 75,215 remaining common stock warrants are subject to revaluation.

During the nine months ended September 30, 2013, the fair market value of these common stock warrants decreased as a consequence of a decrease in our assumed stock price and resulted in $4.1 million of non-cash income during that period.

Income Taxes

During the nine months ended September 30, 2014 and 2013, we received $1.8 million and $664,000, respectively, in cash from the sale of certain state NOL carryforwards.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity have been funds generated from our debt financings and equity financings. In addition, we have generated funds from the following sources: (i) cash collections from customers; (ii) cash received from sale of state NOL’s; and (iii) grants from the National Institutes of Health.

During January 2014, we received $1.8 million in cash from sales of state NOL’s.

In general, our primary uses of cash are providing for working capital purposes (which principally represent payroll costs, the purchase of supplies, rent expense and insurance costs) and servicing debt. As of September 30, 2014, we have maximized our borrowings under our revolving credit line of $6.0 million. Our largest source of operating cash flow is cash collections from our customers.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Nine Months Ended September 30,
(in thousands)	2014	2013
Cash provided by (used in):
Operating activities	$(7,910)	$(6,601)
Investing activities	(10,909)	(176)
Financing activities	108	15,835
Net (decrease) increase in cash and cash equivalents	$(18,711)	$9,058

We had cash and cash equivalents of $30.7 million at September 30, 2014, and $49.5 million at December 31, 2013.

The $18.7 million decrease in cash and cash equivalents for the nine months ended September 30, 2014, principally resulted from an increase in our restricted cash of $6.0 million related to the collateralization of our line of credit with Wells Fargo and $7.9 million of net cash used in operations, $3.0 million used in the acquisition of Gentris and an additional investment of $1.0 million in our joint venture with the Mayo Foundation.

The $9.1 million increase in cash and cash equivalents for the nine months ended September 30, 2013, was principally the result of the receipt of $5.0 million in net proceeds received in our IPO on April 10, 2013 and $14.2 million received in our secondary offering on August 19, 2013 offset by $6.6 million of net cash used in operations and payment of notes of $3.6 million.

At September 30, 2014, we had total indebtedness of $6.0 million, excluding capital lease obligations

Cash Used in Operating Activities

Net cash used in operating activities was $7.9 million for the nine months ended September 30, 2014. We used $10.0 million in net cash to fund our core operations, which included $93,000 in cash paid for interest. We incurred additional uses of cash when adjusting for working capital items as follows: a net increase in accounts receivable of $521,000; an increase in other current assets of $161,000 which includes prepayments for our insurance policies; and a net decrease in accounts payable, accrued expenses (including the payout of 2013 accrued performance bonuses) and deferred revenue of $986,000. All of these uses of cash were partially offset by the receipt of $1.8 million from the sale of certain state NOL carryforwards in January 2014.

Net cash used in operating activities was $6.6 million for the nine months ended September 30, 2013. We used $6.2 million in net cash to run our core operations, which included $571,000 in cash paid for interest. We incurred additional uses of cash as follows: $1,255,000 for a net decrease in accounts payable, accrued expenses and deferred revenue; $224,000 to increase other current assets which included prepayments for our insurance policies as well as prepayments for consumables and other supplies used to run our operations, and; accounts receivable increased by $766,000. All of these uses of cash were partially offset by the receipt of $664,000 from the sale of certain state NOL carryforwards in January 2013.

Cash Used in Investing Activities

Net cash used in investing activities was $10.9 million for the nine months ended September 30, 2014 and principally resulted from an increase in our restricted cash of $6.0 million related to the collateralization of our line of credit with Wells Fargo and $3.0 million used in the acquisition of Gentris, $1.0 million in our Joint Venture with the Mayo Foundation and the purchase of fixed assets of $944,000.

Net cash used in investing activities was $176,000 for the nine months ended September 30, 2013 and principally resulted from: an increase in our restricted cash related to a $50,000 increase in the Letter of Credit related to our lease; purchases of fixed assets of $73,000; and $53,000 in patent application costs.

Cash Provided by Financing Activities

Net cash provided by financing activities was $108,000 for the nine months ended September 30, 2014, and principally resulted from proceeds received from warrant and option exercises of $257,000 offset by payments made on notes payable and capital leases of $127,000.

Net cash provided by financing activities was $15.8 million for the nine months ended September 30, 2013, and primarily consisted of receipt of the proceeds raised in our IPO offset by the payment of $1.9 million in offering costs, including $637,000 in underwriting discounts, expenses and commissions and the payment of notes of $3.6 million.

Capital Resources and Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. It may take several years, if ever, to achieve positive operational cash flow. Until we can generate a sufficient amount of revenue to finance our cash requirements, which we may never do, we may need to continue to raise additional capital to fund our operations.

We also expect to use significant cash to fund acquisitions. On July 16, 2014, we purchased substantially all of the assets of Gentris Corporation, a Delaware corporation (“Gentris”), with its principal place of business in North Carolina.

The total consideration recorded for the Gentris acquisition is as follows:

Amount
Cash paid at closing	$3,250,000
Issuance of 147,843 common shares	1,271,745
Estimated fair value of contingent consideration	283,000
Total Purchase Price	$4,804,745

On August 18, 2014 we acquired BioServe BioTechnologies (India) Private Limited, an Indian corporation (“BioServe”) for an aggregate purchase price of approximately $1.1 million.

BioServe is a leading genomic service and next-generation sequencing company serving both the research and clinical markets and based in Hyderabad, India. With the BioServe acquisition we believe we will be able to access the Indian healthcare market. See Note 1 to the financial statements for additional information regarding the BioServe acquisition.

The total consideration recorded for the BioServe acquisition is as follows:

Amount
Cash paid at closing	$72,907
Notes payable due 12-18 months after closing	23,708
Notes payable (value of 84,278 common shares)	733,387
Issuance of 31,370 common shares	244,247
Total Purchase Price	$1,074,249

On March 31, 2014, the Company’s Chief Financial Officer, Elizabeth Czerepak resigned. In connection with Ms. Czerepak’s resignation, we entered into a separation agreement (the “Separation Agreement”) with Ms. Czerepak. We incurred expenses of approximately $525,000 under the Separation Agreement which are reflected in General and administrative expense. As of September 30, 2014, $79,000 of these costs are accrued and will be paid over the remainder of fiscal 2014.

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

We expect that our operating expenses and capital expenditures will increase in the future as we expand our business and integrate our recent acquisitions. We plan to increase our sales and marketing headcount to promote our new clinical tests and services and to expand into new geographies and to increase our research and development headcount to develop and validate the proprietary tests currently in our pipeline, to expand our pipeline and to perform work associated with our research collaborations. We also expect that our costs of collaborations with research and academic institutions will increase in the future as such institutions begin to view us as a commercial company. For example, in 2011 we entered into an affiliation agreement to form a joint venture with the Mayo Foundation for Medical Education and Research pursuant to which we made an initial $1.0 million capital contribution in October 2013 and $1.0 million in the third quarter of 2014. We currently anticipate that we will make capital contributions of $1.0 million in the first quarter of 2015 and expect to make additional capital contributions of up to $4.0 million over the next two years, subject to the joint venture entity’s achievement of certain operational milestones. Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we may need to raise additional capital to fund our operations.

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

•	our ability to maintain our present customer base and obtain new customers;

•	potential product liability or intellectual property infringement claims;

•	our dependency on third-party manufacturers to supply or manufacture our probes;

•	our ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel with extensive experience in oncology, who are in short supply;

•	our ability to obtain or maintain patents or other appropriate protection for the intellectual property in our proprietary tests and services;

•	our dependency on the intellectual property licensed to us or possessed by third parties;

•	our ability to expand internationally and launch our tests in emerging markets, such as India and Brazil;

•	our ability to successfully integrate operations of acquired companies with and into our own and to fund such operations;

•	our ability to adequately support future growth; and

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

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended, as of September 30, 2014, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2014. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In July 2014, we acquired Gentris, which provides genomic testing and pharmacogenomics services to half of the top ten BioPharma companies globally and has participated and performed genomic analysis for over 1,000 clinical trials. Gentris has operations in Raleigh (Research Triangle Park), North Carolina and Shanghai, China. In addition, in August 2014 we acquired BioServe. Our failure to successfully complete the integration of Gentris and BioServe, could have a material adverse effect on our business, operating results and financial condition by reason of our failure to realize a sufficient benefit and financial return on capital expended in connection with these acquisitions.

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

With the completion of the BioServe acquisition a portion of our assets and operations are located in India and we are subject to regulatory, economic, political and other uncertainties in India.
In August 2014 we acquired BioServe a leading genomic service and next-generation sequencing company founded in 2002 serving both the research and clinical markets and based in Hyderabad, India. In the past, the Indian economy has experienced many of the problems that commonly confront the economies of developing countries, including high inflation, erratic gross domestic product growth and shortages of foreign exchange. The Indian government has exercised, and continues to exercise, significant influence over many aspects of the Indian economy through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries, and Indian government actions concerning the economy could have a material adverse effect on private sector entities like us.

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

On October 3, 2014 the FDA issued two draft guidance documents regarding oversight of laboratory developed tests (LDTs). The two draft guidance documents are entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” (the “Framework Guidance”) and “FDA Notification and Medical Device Reporting for Laboratory Developed Test (LDTs)” (the “Notification Guidance”). According to the Framework Guidance, FDA plans to take a phased-in risk-based approach to regulating LDTs. FDA has proposed in the Framework Guidance that there will be three groups of LDTs: (i) LDTs subject to full enforcement discretion, (ii) LDTs subject to partial enforcement discretion; and (iii) LDTs subject to full FDA regulation. FDA plans to phase in enforcement of LTD premarket review, quality system oversight and adverse event reporting over a number of years. Under this new risk based approach, it is possible that some level of pre-market review may be required for our LDTs-either a 510(k) or PMA-which may require us to obtain additional clinical data. The draft guidance documents are subject to public comment until January 3, 2015. The FDA has noted that while it has always asserted the power to regulate LDTs, it has chosen not to do so to date as a matter of enforcement discretion. We cannot tell at this time what additional costs and regulatory burdens, any final FDA guidance or FDA enforcement of its regulations may have on our business or operations.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds from Sales of Registered Securities

As previously disclosed, and as follows:

The Company has issued equity in two transactions described herein: 147,843 restricted shares in the Gentris acquisition and 31,370 restricted shares in the BioServe acquisition.

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

Cancer Genetics, Inc.
(Registrant)

Date: November 13, 2014	/s/ Panna L. Sharma
Panna L. Sharma
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2014	/s/ Edward J. Sitar
Edward J. Sitar
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

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

10.4	Consulting Agreement, between Cancer Genetics Inc. and Equity Dynamics, dated November 6, 2014 and effective as of April 1, 2014.

10.5	Security Agreement, between Cancer Genetics, Inc. and Wells Fargo Bank, N.A., dated November 12, 2014.

10.6	First Amendment to Credit Agreement, between Cancer Genetics, Inc. and Wells Fargo Bank, N.A., dated November 12, 2014.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet at September 30, 2014 (unaudited) and December 31, 2013, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three month periods ended September 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2014 and 2013 (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited)