Form 10-K
period 2014-12-31
CANCER GENETICS, INC
filed 2015-03-16
CIK 1349929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐    No:  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $83.2 million on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $11.30 on that date.
Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of March 1, 2015:

Class	Number of Shares
Common Stock, $.0001 par value	9,821,169

Documents incorporated by reference

Portions of the registrant’s proxy statement for the 2015 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2014, are incorporated by reference in Part III of this Form 10-K.

EXPLANATORY NOTE

The Registrant meets the "accelerated filer" requirements as of the end of its 2014 fiscal year pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. However, pursuant to Rule 12b-2 and SEC Release No. 33-8876, the Registrant (as a smaller reporting company transitioning to the larger reporting company system based on its public float as of June 30, 2014) is not required to satisfy the larger reporting company requirements until its first quarterly report on Form 10-Q for the 2015 fiscal year and thus is eligible to check the "Smaller Reporting Company" box on the cover of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” or the negative of those terms, and similar expressions and comparable terminology intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including those set forth below under Part I, Item 1A, “Risk Factors” in this annual report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this annual report on Form 10-K and, except as required by law, we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this annual report on Form 10-K. You should read this annual report on Form 10-K and the documents referenced in this annual report on Form 10-K and filed as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Such statements may include, but are not limited to, statements concerning the following:

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

Overview

We are an oncology diagnostics company focused on developing, commercializing and providing DNA-based tests and services to improve the personalization of cancer treatment and to better inform biopharmaceutical companies of genomic factors influencing subject responses to therapeutics. Our vision is to become the oncology diagnostics partner for companies and clinicians by participating in the entire care continuum from bench to bedside. We believe the diagnostic industry is undergoing a metamorphosis in its approach to oncology testing, embracing individualized medicine as a means to drive higher standards of patient treatment and disease management. Similarly, biopharma companies are increasingly engaging companies such as ours to provide information on clinical trial participants’ DNA profiles in order to identify genomic variations that may be responsible for differing responses to pharmaceuticals, and particularly to oncology drugs, thereby increasing the efficiency of trials while lowering related costs. We believe tailored therapeutics can revolutionize oncology medicine through DNA-based testing services, enabling physicians and researchers to target the factors that make each patient and disease unique. We have created a unique position in the industry by providing targeted somatic analysis of tumor sample cells alongside germline analysis of an individuals' non-cancerous cells' DNA as we attempt to reach the next milestone in personalized medicine. Individuals are born with germline mutations and somatic mutations arise in tissues over the course of a lifetime.

Cancer is genetically-driven and constitutes a heterogeneous class of diseases characterized by uncontrollable cell growth. Many cancers are becoming increasingly understood at a molecular level and it is possible to attribute specific cancers to identifiable genetic changes in unhealthy cells. Cancer cells contain modified genetic material compared to normal human cells. Common genetic abnormalities correlated to cancer include gains or losses of genetic material on specific chromosomal regions (loci) or changes in specific genes (mutations) that ultimately result in detrimental cellular changes followed by cancerous or pre-cancerous conditions. Understanding the differences in these genomic changes helps clinicians to identify and stratify different forms of cancer in order to optimize patient treatment and patient management. Therefore, understanding and analysis of cancer at the molecular level is not only useful for diagnostic purposes, but we also believe it can play an important role in prognosis and disease management. We believe technology that can apply predictive information has the potential to dramatically improve treatment outcomes for patients fighting against cancer. Our molecular diagnostic tests for cancer aim to remove subjectivity from the diagnostic phase, and add prognostic information, thus enabling personalized treatments based on cancer analysis at its most basic genetic level.

Our business is based on demand for DNA-based diagnostic services from three main sectors, including cancer centers and hospitals, biotechnology and biopharmaceutical companies, and the research community. Clinicians and oncologists in cancer centers and hospitals seek genomic-based testing since these methods produce higher value and more accurate cancer diagnostic information than traditional analytical methods. Our unique and focused tests aim to provide actionable information that can guide patient management decisions, potentially resulting in decreased costs for cancer centers and hospitals while streamlining therapy selection. Our services are also sought by biotech and biopharma companies engaged in designing and running clinical trials for their value and efficacy in oncology treatments and therapeutics. We believe trial participants' likelihood of experiencing either favorable or adverse responses to the trial treatment can be determined by genomic testing, increasing trial efficiency, subject safety and trial success rates. We aggressively pursue the strategy of trying to demonstrate increased value and efficacy with payors who are trying to contain costs and academic collaborators seeking to develop new insights and cures.

Our go-to market strategy is organized to align with the three aforementioned industry segments. We utilize relatively the same technologies across each of these businesses to deliver results-oriented information important to cancer treatment and patient management. Our tests address the limitations of traditional cancer diagnostic approaches, including reliance on human inspection of specimens and interpretation of clinical measurements, and inter-institutional variability. Our suite of clinical and biopharma services remove subjectivity from diagnoses and additionally provide information on treatment selection that cannot be obtained from anatomic pathology and staining techniques alone. We believe the level of personalized treatment required to optimize a patient's treatment regimen and to maximize clinical trial success rates is only possible through the use of DNA-based molecular diagnostics.

The following table lists our go to market strategy by customer category:

Customer Category	Types of Customers	Nature of Services
Clinical Services	• Hospitals • Cancer Centers • Clinics	Clinical services provide information on diagnosis, prognosis and theranosis of cancers to guide patient management.
Biopharma Services	• Biopharma and Biotech companies performing clinical trials	Biopharma services provide companies customized solutions for patient stratification and treatment selection through an extensive suite of DNA-based testing services.
Discovery Services	• Biopharma and Biotech companies • Researchers	Discovery services provide the tools and testing methods for companies and researchers seeking to identify new DNA-based biomarkers for disease.

In 2014, we generated approximately 55% of our revenue from Biopharma Services, approximately 43% from Clinical Services and approximately 2% from Discovery Services, a new line of service launched in 2014.  In 2013, we generated approximately 55% of our revenue from Clinical Services, approximately 40% from Biopharma Services and approximately 5% from government grants. During 2014 we had no government grants.

We utilize relatively the same proprietary and nonproprietary molecular diagnostic tests and technologies across our clinical services, biopharma services and discovery services businesses to deliver results-oriented information important to cancer treatment and patient management. We believe that there is significant synergy in developing and marketing a complete set of tests and services that are disease focused and delivering those tests and services in a comprehensive manner to help with treatment decisions. The insight that we develop in delivering non- proprietary services are often leveraged in the development of our proprietary programs and now increasingly in the validation of our proprietary programs (such as MatBA® and Focus::NGSTM) for clinical use.

Clinical Services

Our clinical offerings include our portfolio of proprietary tests targeting hematological, urogenital and HPV-associated cancers, in conjunction with ancillary non-proprietary tests. Our proprietary tests target cancers that are difficult to prognose and predict treatment outcomes through currently available mainstream techniques. We provide our proprietary tests and services, along with a comprehensive range of non-proprietary oncology-focused tests and laboratory services, to oncologists and pathologists at hospitals, cancer centers, and physician offices. Our proprietary tests are based principally on our expertise in specific cancer types, test development methodologies and proprietary algorithms correlating genetic events with disease specific information. Our portfolio primarily includes comparative genomic hybridization (CGH) microarrays and next generation sequencing (NGS) panels, and DNA fluorescent in situ hybridization (FISH) probes.

Our comprehensive oncology-focused testing services for cancer are utilized in the diagnosis, prognosis and predicting treatment outcomes (theranosis) of cancer patients and are growing rapidly as clinicians demand more precise and more comprehensive diagnostic evaluation of their patients. We utilize highly skilled scientists, pathologists and hematologists in our laboratory, with 35% of individuals holding advanced degrees. These individuals assist our customers in integrating and technically assessing the testing results for their patients.

The non-proprietary testing services we offer are focused in part on specific oncology categories where we are developing our proprietary arrays and probe panels. We believe that there is significant synergy in developing and marketing a complete set of tests and services that are disease- and treatment-focused and delivering those tests and services in a comprehensive manner to help with patient management decisions. The insight that we develop in delivering the non-proprietary services are often leveraged in the development of our proprietary programs and now increasingly in the validation of our proprietary programs for clinical use.

We believe that we can be successful by offering cancer professionals a fully-integrated menu of oncology- focused proprietary tests and customizable laboratory services. We believe that our proprietary tests provide superior diagnostic and prognostic values than other currently available tests and services. We believe our ability to rapidly translate research insights about the genetics and molecular mechanisms of cancer into the clinical setting will improve patient treatment and management and that this approach can become a key component in the standard of care for personalized cancer treatment.

We currently offer a range of proprietary and non-proprietary services in the following areas:

Proprietary Microarray based testing (MatBA®-CLL, MatBA®-SLL, MatBA®-DLBCL, MatBA®-MCL and UroGenRA®-Kidney)
Our proprietary microarray tests for the detection of chromosomal abnormalities observed in Chronic Lymphocytic Leukemia, Small Lymphocytic Lymphoma, Diffuse Large B-Cell Lymphoma, Mantle Cell Lymphoma and kidney cancer.

Proprietary Next Generation Sequencing testing (Focus::CLL™, Focus::Myeloma™, Focus::Lymphoma™	Our proprietary NGS tests for the diagnosis and prognosis of genomic alterations in Chronic Lymphocytic Leukemia, Myeloma, and B-Cell Non-Hodgkin's Lymphomas.
Molecular Testing	Using quantitative methods, such as polymerase chain reaction, sequencing and mutation analysis, to analyze DNA and RNA to follow progression of disease and response to therapy at the genetic level.
Cytogenetics Testing	A series of methods that analyze human chromosomes in order to identify malignancy.
FISH Testing	Analysis of abnormalities at the chromosomal and gene levels using analyte specific reagents and FED-cleared probes performed on whole specimen or separated purified plasma cells.
Histology Testing	Microscopic examination of stained tissue sections using various special staining techniques.
Cytology Testing	Non-gynecological fluid preparation for microscopic evaluations by a pathologist.
IHC Testing	Analysis of the distribution of tumor antigens in specific cell and tissue types.

Our clinical services strategy is focused on direct sales to oncologists and pathologists at hospitals, cancer centers, and physician offices in the United States, and expanding our relationships with leading distributors and medical facilities in emerging markets. In addition, we intend to continue to focus on partnering with community hospitals, where nearly 85% of all cancers are initially diagnosed, through our program called Expand Dx™, which was specifically designed to meet the needs of community hospitals. We believe our proprietary tests and services will enable community hospitals to optimize and expand their oncology services to better serve their cancer patients and reduce costs associated with cancer care.

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

Our principle clinical services leverage and utilize our proprietary tests and testing methods, which include the categories below:

NGS Panels
Next-Generation Sequencing performs massively parallel sequencing (over 100 reads of a selected segment of DNA in one test run) of DNA from cancer cells effectively permitting a highly sensitive analysis of not only the sequence of the genome in cancer cells to reveal mutations and other aberrations associated with a cancer, but also other genomic rearrangements previously unknown to occur in the cancer genome. Translation of these findings for clinical implementation can also be achieved with a high degree of sensitivity using deep sequencing at specific nucleotide sequences and can be translated where applicable into FISH or microarray-based assays depending on the aberrations that need to be detected, to develop more specific tests. Deep sequencing is a technique by which a selected segment of nucleotides is sequenced repeatedly in order to reveal potentially rare genetic changes that may not be discoverable by traditional sequencing methods.

CGH Microarrays
Oligonucleotide-based CGH microarrays are a multiplex technology that allows the attachment of thousands of microscopic spots of DNA onto a surface. The DNA sequences on the microarray can hybridize to multiple genetic aberrations in cancerous tissue and can yield diagnostic and prognostic information of importance to the treatment of the patient from a small amount of patient sample. We believe microarrays provide a powerful approach to distinguishing cancer types and differentiate those more or less likely to recur, progress or respond to specific treatments based upon comprehensive sequence analysis and the ability of one microarray to interrogate multiple cancer subtypes in parallel. Because thousands of individual DNA sequences are being tested by the microarray, analysis involves bioinformatics-based algorithms. Considering the current clinical and societal demand for minimally invasive procedures, we believe the diagnostic and prognostic applications of microarrays are highly desirable.

CompleteTM Program
Our CompleteTM program is our branded program offering a unique suite of common and proprietary tests that assist clinicians in determining the best treatment options to improve patient outcomes. Each CompleteTM program integrates the latest diagnostic and prognostic biomarkers across multiple testing methodologies. We offer CompleteTM testing for a number of hematological cancers and solid tumors, including CLL/SLL, DLBCL, MCL, MPN, colorectal, lung and breast cancers.

DNA Probes
FISH-based DNA probes are fluorescently labeled sequences of DNA complementary to a genomic region of interest, which when hybridized to chromosomes, give rise to signals revealing with high sensitivity the presence or absence of a specific genomic abnormality. One probe identifies one specific genomic region. To create higher levels of specificity, multiple probes may be required to identify multiple genomic aberrations in the same cancer cell. Depending on the color scheme and custom design of each FISH-based DNA probe, genomic gain/loss and rearrangements can be detected in cancer specimens of multiple tissue types. Our proprietary FHACT® probe panel for detection and prognostication of HPV-associated cervical cancer and precancerous lesions uses a patented four-probe set to differentiate between cervical lesions likely to progress to cancer and those likely to regress without intervention.

We expect to offer additional proprietary tests as LDTs in other areas of oncology and will seek the required CLIA and state approvals, as well as any FDA approvals that may be required for these tests.

Biopharma Services

Biopharma services include laboratory and testing services performed for biopharmaceutical companies engaged in clinical trials. Our biopharma services focus on providing pharmaceutical companies with oncology specific and non-oncology genetic testing services for phase I-III trials along with ancillary services including biorepository and trials logistics support. These services include DNA and RNA extraction and purification, genotyping, gene expression analyses and biorepository sample storage solutions.

Industry research has shown many promising drugs have produced disappointing results in clinical trials. For example, a study by Princess Margaret Hospital in Toronto estimated that 85% of the phase III trials testing new therapies for solid tumors studied over a five-year period failed to meet their primary endpoint. Given such a high failure rate of oncology drugs, combined with constrained budgets for biopharmaceutical companies, there is a significant need for drug developers to utilize molecular diagnostics to decrease these failure rates. For specific molecular-targeted therapeutics, the identification of appropriate biomarkers potentially may help to optimize clinical trial patient selection and increase trial success rates by helping clinicians identify patients that are most likely to benefit from a therapy based on their individual genomic profile.

Our Select One® offering was created specifically to help the biopharmaceutical community with clinical trials and companion diagnostic development in areas of our core expertise. Oncology drugs have the potential to be among the most personalized of therapeutics, and yet oncology trials have one of the worst approval success rates, hovering at approximately 10%. In an effort to improve the outcome of these trials, and more rapidly advanced targeted therapeutics, the biotechnology and pharmaceutical community is increasingly looking to companies that have both proprietary disease insights and comprehensive testing services as they move toward biomarker-based therapeutics.

In July 2014, the United States National Institutes of Health reported over 83,000 clinical trials were currently being conducted in the United States, and over 12,000 of these trials were actively recruiting participants for studies with oncology pharmaceuticals or biologics. Genomic testing services have been altering the clinical trials landscape by providing biopharma companies with information about trial subjects’ genetic profiles that may be able to inform researchers whether or not a subject will benefit from the trial drug or will experience adverse effects. Streamlined subject selection and stratification, and tailored therapies selected to maximally benefit each group of subjects may increase the number of trials that result in approved therapies and make conducting clinical trials more efficient and less costly for biopharma companies. In 2014, forty-one new drugs were approved by the FDA. This is the highest number of FDA approvals since 1996, and twenty of these drugs were personalized medicines, highlighting the potential value of incorporating genomic information into clinical trial design.

In addition to the tests and services provided to biopharma companies, we are developing NGS panels focused on pharmacogenomics and oncology that will inform researchers of trial subjects' drug sensitivities.
We provide the following services to biopharma companies and researchers conducting clinical trials:

Genotyping and Pharmacogenomics Testing Services
•Over 400 genotyping assays including drug metabolizing enzymes, transporters and receptors

•Over 30 validated gene expression assays
•Testing for the FDA’s Pharmacogenomic (PGx) Biomarkers in Drug Labels recommended panel
•Loss of heterozygosity and copy number detection assays

We also utilize our laboratories to provide clinical trial services to biopharmaceutical companies and clinical research organizations to improve the efficiency and economic viability of clinical trials. Our clinical trials services leverage our knowledge of clinical oncology and molecular diagnostics and our laboratory’s fully integrated capabilities. Our Select One® program integrates clinical information into the drug discovery process in order to provide customized solutions for patient stratification and treatment. By utilizing biomarkers, we intend to optimize the clinical trial patient selection. This may result in an improved success rate of the clinical trial and may eventually help biopharmaceutical companies to select patients that are most likely to benefit from a therapy based on their genetic profile. We believe we are one of only a few laboratories with the capability to combine somatic and germline mutational analyses in clinical trials.

Our Select One ® clinical trial services are aimed at developing customizable tests and techniques utilizing our proprietary tests and laboratory services to provide enhanced genetic signature and more comprehensive understanding of complex diseases at earlier stages. We leverage our knowledge of clinical oncology and molecular diagnostics and provide access to our genomic database and assay development capabilities for the development and validation of companion diagnostics. This potentially enables companies to reduce the costs associated with development by determining earlier in the development process if they should proceed with additional clinical studies. We have been chosen by Gilead Sciences Inc. to provide clinical trial services and molecular profiling of chronic lymphocytic leukemia (CLL) patients. We believe our clinical trial services may allow Gilead and others to improve patient responder selection, thereby potentially increasing the likelihood our customer’s product is approved by FDA. Additionally, through our services we gain further insights into disease progression and the latest drug development that we can incorporate into our proprietary tests and services.

We also provide genetic testing for drug metabolism to aid biopharmaceutical companies identify subjects’ likely responses to treatment, allowing these companies to conduct more efficient and safer clinical trials. We believe pharmacogenomics drug metabolism testing helps deliver the promise of personalized medicine by enabling researchers to tailor therapies in development to differences in patients' genomic profiles.

Discovery Services

Our discovery services provide the tools and testing methods for companies and researchers seeking to identify new DNA-based biomarkers for disease. In 2014, we added discovery services as a new revenue category and for the year ended December 31, 2014 this category accounted for approximately 2% of our total revenue. Discovery services we offer include validation of biomarkers for diseases including cancers, from which tests for diagnosis or prognosis may be established. We also provide consulting, guidance and preparation of samples and clinical trial design. We believe the ability to analyze variations in DNA and interpret these changes into meaningful predictors of disease or indicators of diagnosis is essential to discovering new biomarkers for cancer and targets for therapies.

Our Laboratory Facilities

Rutherford, New Jersey, United States
Our Rutherford location is a 17,900 square foot facility and also serves as our corporate headquarters. We offer our clinical services, biopharma services and discovery services out of our Rutherford location. This location has been accredited by the College of American Pathologists, which is an approved accreditation method under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), to perform high complexity testing. CLIA certification and accreditation are required before any laboratory may perform clinical testing on human samples for the purpose of diagnosis, prevention, treatment of disease or assessment of health. Our Rutherford location is licensed by the appropriate state departments of health and able to receive and test patient samples from all 50 states, as well as from oversees locations. Additionally, our Rutherford laboratory is self-certified under the US-EU and US-Swiss Safe Harbor Frameworks governing use of personal information received on patients or clinical trial participants from the European Union. Our Rutherford laboratory also holds the requisite licenses from the New Jersey State Department of Health to operate and perform clinical testing on patient samples. In addition, certain states, such as New York, require out-of-state laboratories to obtain licenses in order to accept patient specimens from such states. Our Rutherford location holds clinical laboratory licenses from the New York Department of Health, Florida Department of Health, Maryland Department of Health, Pennsylvania Department of Health, and California Department of Health for all of our clinical departments.

Morrisville, North Carolina, United States
We offer our biopharma services, including biopharmaceutical trials testing services, pharmacogenomics testing, and sample storage and biorepository services from our 25,000 square foot facility located in Research Triangle Park, Morrisville, North Carolina. Our facility in Morrisville is compliant under CLIA and Good Laboratory Practices (“GLP”), and has received accreditation by the College of American Pathologists (“CAP”) for its industry-leading biorepository capabilities. Our Morrisville laboratory does not require individual state licensure since it is not performing clinical testing on patient samples and is only involved in clinical trials testing. Our Morrisville laboratory is also self-certified under US-European and US-Swiss Safe Harbor frameworks.

Hyderabad, India and Shanghai, China
We also have two laboratories operating outside of the United States: one in Hyderabad, India and one in Shanghai, China. Our 10,000 square foot Hyderabad facility services government entities, academic institutions, and health and cancer centers. It is a Department of Scientific and Industrial Research (“DSIR”) recognized laboratory and is ISO9001-2008 and National Accreditation Board for Testing and Calibration Laboratories (“NABL”) certified. Our 2,700 square foot Shanghai facility is both CLIA and GLP compliant, and provides biopharma services to companies performing clinical trials in China.

Market Overview

United States Clinical Oncology Market Overview
Despite many advances in the treatment of cancer, it remains one of the greatest areas of unmet medical need. In 2012, the World Health Organization attributed 8.2 million deaths worldwide to cancer-related causes. In 2014, the World Health Organization projected that over the next two decades this number will rise to 13 million deaths per year. Within the United States, cancer is the second most common cause of death, exceeded only by heart disease, accounting for nearly one out of every four deaths. The incidence and deaths caused by the major cancer categories are staggering. The following table published by The American Cancer Society shows estimated new cases and deaths in 2014 in the United States for the major cancers:

Cancer Type	Estimated New Cases For 2014	Estimated Deaths For 2014
Breast . . . . . . . . . . . . . . . .	235,030	40,430
Cervical* . . . . . . . . . . . . .	12,360	4,020
Colorectal . . . . . . . . . . . . .	136,830	50,310
Endometrial . . . . . . . . . . .	52,630	8,590
Kidney* . . . . . . . . . . . . . .	63,920	13,860
Leukemia* . . . . . . . . . . . .	52,380	24,090
Lung** . . . . . . . . . . . . . . .	224,210	159,260
Melanoma . . . . . . . . . . . .	76,100	9,710
Multiple Myeloma** . . . .	24,050	11,090
Non-Hodgkin’s
Lymphomas* . . . . . . . . . .	70,800	18,990
Ovarian . . . . . . . . . . . . . . .	21,980	14,270
Pancreatic . . . . . . . . . . . . .	46,420	39,590
Prostate . . . . . . . . . . . . . . .	233,000	29,480
* Areas where we have active development programs.
** Areas where we have active development programs with Oncospire Genomics, LLC.

In addition to the human toll, the financial cost of cancer is overwhelming. An independent study published in 2010 and conducted jointly by the American Cancer Society and LIVESTRONG ranked cancer as the most economically devastating cause of death in the world-estimated to be as high as $895 billion globally in 2008. According to the National Institutes of Health, the direct cost of cancer care in the United States is projected to increase from $125 billion in 2010 to $173 billion by the year 2020 taking into account the rising costs of medical care.

United States Clinical Trials Market Overview

The United States is currently the world leader in biopharmaceutical research and development and manufacturing. In 2013 it is estimated that over $50 billion dollars was spent in pharmaceutical research and development, increasing 20% from spending in 2005. The average cost to develop a drug can be as high as $1.2 billion and the approval process from development to market may be as long as 15 years. Since 1980, approximately 63% of life expectancy increases in cancer patients are due to new treatments and oncology medications.

While oncology drugs have the potential to be among the most personalized therapeutics, oncology clinical trials continue to have some of the poorest approval rates. The application of pharmacogenomics to oncology clinical trials enables researchers to better predict differences in drug response, efficacy and toxicity among trial participants, as well as to optimize treatment regimens based on these differences. It is estimated that by 2020, half of all pharmaceutical sales in the United States will be from specialty drugs, a category of drugs including oncology treatments tailored to patients’ genomic profiles. A study by Grand Market Research places the oncology market at 34% of revenue for molecular diagnostics services in 2013, with the pharmacogenomics market following closely at 26.3%. Pharmacogenomics is the study of genetic analysis based on a patient's response to a particular therapy or drug. We believe a growing demand for personalized medicine as a diagnostic tool is a growth driver of this market.

Our Strategy

Our strategy is to serve a diverse group of market participants - biotechnology and pharmaceutical companies, cancer centers and community hospitals, and research centers both public and private - that all require genomic assessment of cancer and biomarker based information to understand and manage the patient, their cancer and customize therapy choices. We believe that our integrated approach to testing combined with our ability to rapidly translate research insights about the genetics and molecular mechanisms of cancer into the clinical setting will improve patient treatment and management will become a key component in the standard of care for personalized cancer treatment.

Our approach is to develop and commercialize proprietary genomic tests and services to enable us to provide a full service solution to improve the diagnosis, prognosis and treatment of targeted cancers and to better predict differences in drug response, efficacy and toxicity among clinical trial participants, as well as to optimize treatment regimens based on these differences. To achieve this, we intend to:

•Continue investing in our portfolio by developing and commercializing additional proprietary genomic tests and services. We intend to continue the development of additional proprietary diagnostic and prognostic tests and services, including next generation sequencing tests, to provide information that is essential to personalized cancer treatment. These tests focus on hematological cancers and solid tumors. To facilitate the development of additional tests and further demonstrate the clinical value of our existing tests, we will continue to develop and expand our collaborations with leading universities and research centers.

•Continue investing in our portfolio by performing additional validation studies with collaborators. We intend to continue performing validation studies on our existing portfolio of proprietary diagnostic and prognostic tests with universities and research institutions. Validation studies demonstrate the clinical utility and efficacy of a test, and the results of validation studies may be used to demonstrate value to clinicians, hospitals and cancer care centers. Validation studies also provide data necessary for approval of the tests by governmental regulatory bodies, and to get our tests approved for reimbursement by third-party payors.

•Continue our focus on translational oncology and drive innovation and cost efficiency in diagnostics by continuing to develop next generation sequencing offerings independently and through our joint venture with Mayo Clinic. Translational oncology refers to our focus on bringing novel research insights that characterize cancer at the genomic level directly and rapidly into the clinical setting with the overall goal of improving value to patients and providers in the treatment and management of disease. We believe that continuing to develop our existing platforms and next generation sequencing panels will enable significant growth and efficiencies. We will continue to develop next generation sequencing panels independently as well as leverage our joint venture with Mayo to advance this diagnostic technology.

•Increase our focus on providing to biopharmaceutical companies and clinical research organizations our proprietary and non-proprietary genomic tests and services through our Select One® offerings. Oncology drugs have the potential to be among the most personalized of therapeutics, and yet oncology trials have one of the worst approval success rates, hovering at approximately 10%. In an effort to improve the outcome of these trials, and more rapidly advanced targeted therapeutics, the biotechnology and pharmaceutical community is increasingly looking to companies that have both proprietary disease insights and comprehensive testing services as they move toward biomarker-based therapeutics. Our Select One® offering was created specifically to help the biopharmaceutical community with clinical trials and companion diagnostic development in areas of our core expertise. In our core areas of disease focus, hematologic malignancies, urogenital cancers and HPV-associated cancers, there are over 4,500 active trials in the United States according to clinicaltrials.gov.

•Enhance our efforts to partner with community hospitals. According to the American Hospital Association, there are nearly 5,000 community hospitals in the United States. Community hospitals represent a large target market for our genomic tests and services because approximately 85% of cancer patients in the United States are initially diagnosed in such hospitals as reported to the National Cancer Database. We intend to continue to focus on partnering with such hospitals by targeting our sales and marketing efforts on this important customer segment though our branded Expand Dx™ program. Our Expand Dx™ program for community hospitals is a suite of diagnostic and consultative services offered on a collaborative basis to expand and optimize the oncology diagnostics services and personalized cancer treatment provided by community hospitals so that such hospitals can retain their cancer patients. Our Expand Dx™ program focuses on enhancing the quality and increasing the efficiency of the community hospital’s oncology diagnostic process, including billing, turnaround time for diagnostic tests, diagnostic procedures and training and assistance in the use of additional biomarkers for their routine cancer testing. We believe that through our Expand Dx™ solution, community hospitals and laboratories can get cost-effective access to leading-edge diagnostic tests and specialized testing capabilities of our clinical reference laboratory. Our sales force works with our laboratory directors as a team to market our Expand Dx™ solution to community hospitals, geographically focused on the eastern and mid-western United States.

•Increase our geographic coverage by expanding our scalable sales and marketing capabilities. We currently have a specialized team of sales professionals with backgrounds in hematology, pathology, and laboratory services. We intend to continue expanding our sales force in order to provide increased geographic coverage throughout the United States. Additionally, we intend to develop and continue to expand both our domestic and international footprint through our recent acquisitions in North Carolina, USA and Hyderabad, India, and by focusing on emerging markets by seeking additional leading local partners to market and sell our tests and services.

•Reduce the costs associated with the development, manufacture, and interpretation of our proprietary genomic tests and services. We successfully migrated key components of our probe manufacturing to India in 2013, which reduced the labor costs involved and increased manufacturing yield and flexibility. In 2015, we will continue to assess how geographic advantage can help us improve our cost structure.

•Work with health care providers and payors to demonstrate the value of our testing in providing cost efficient and accountable care. We are actively involved in dialog with key payers, cost management organizations and insurance providers to demonstrate the value and effectiveness of our approach in genomic assessment of complex tumor systems.

•Continue offering our proprietary tests in the United States as laboratory-developed tests (“LDTs”) and internationally as CE-marked in vitro diagnostic medical devices. As part of our long-term strategy, we may seek Food and Drug Administration (“FDA”) clearance or approval to expand the commercial use of our tests to other non-affiliated laboratories and testing sites, or as may be required by developing FDA regulations. We believe it would likely take two years or more to conduct the studies and trials necessary to obtain approval from FDA to commercially launch our proprietary tests outside of our clinical laboratory.

Our Competitive Advantages

We believe that our competitive advantages are as follows:

•Our proprietary and clinically relevant genetic tests are the first to address several complex cancers that are difficult to prognose and where it is difficult to predict treatment outcomes using currently available technologies. Two of our marketed tests are the first to address several under-served, complex cancers. MatBA®-CLL is, to our knowledge based on our informal communications with New York State Department of Health personnel, the first microarray to have been approved by the New York State Department of Health for diagnostic treatment and management of CLL. In addition, in 2014 we launched Focus::CLLTM, the first NGS panel designed to specifically target genomic alterations clinically associated with CLL. FHACT®, our proprietary HPV-associated cancer test, is the first multi-region DNA probe to identify and stage HPV-associated cancers, which includes cervical, anal and oropharyngeal cancers.

•We have collaborative relationships with leading research centers, medical centers and oncology groups. Our collaborations with leading cancer centers provide us with a number of benefits, including valuable access to patient samples, data for validation studies and a pipeline of innovation. As of December 31, 2014 we have 19 active collaborations with cancer centers and academic institutions. Oncospire Genomics, our joint venture with Mayo Clinic, focuses on developing oncology diagnostic services and tests utilizing next-generation sequencing, particularly for lung cancer, multiple myeloma and follicular lymphoma. With respect to marketing, we can leverage the brand name recognition of our academic and research center collaborators when selling to our customers. With regard to research and development, our collaborations provide us with the fundamental science and research that underpin the development of our diagnostic tests and insight to maximize the utility of our tests in the clinical setting.

•Our tests provide more information than existing tests to enable a more personalized treatment plan and to provide more actionable information for clinical trials for development of oncology drugs. Our tests are designed to provide an earlier, more accurate and more complete diagnosis, which potentially leads to better treatment outcomes and lower health care costs. For example, MatBA®-CLL evaluates a set of five biomarkers not previously assessed in CLL and also allows a more accurate interpretation of the loss at chromosome 13q as a sole abnormality than previously possible. Our FHACT® test for HPV-associated cancers is the only four-color DNA-FISH probe that can be used for cervical cancer screening as additional triage before colposcopy. Our Focus::CLLTM NGS panel is a unique test that asses seven genes with clinical relevance to prognosis, disease management and treatment selection, and has an analytical sensitivity of 5%, allowing it to detect changes in DNA that occur at very low frequencies and may be missed by other technologies. Our proprietary tests also lead to more actionable information for clinical trials for development of oncology drugs. Through our Select One® offering and biopharma services we aim to identify genomic differences that can predict patient responses to drugs, enabling personalized oncology therapy regimens.

•Our genomic tests are not platform dependent. The biology and algorithms behind our tests are adaptable to multiple instrumentation platforms, allowing us to incorporate our tests into a variety of existing clinical laboratory infrastructures without additional capital investment. We have currently optimized our microarray tests for the Agilent platform. However, we believe that we can migrate to other similar platforms, including next gen sequencing, without significant modification. Our NGS panels are able to be run on both Illumina and Ion Torrent platforms.

•Our tests are designed for a wide range of sample types and sample preparation methods and we have the ability to test on FFPE tissue samples, which accelerates the time required to validate, develop and patent new tests. We can currently process specimen types that include blood, bone marrow and tissue, including fresh, frozen and formalin-fixed paraffin-embedded (FFPE) tissue samples. The ability to interrogate a wide variety of sample types increases clinical adoption of our tests and allows the health care provider to quickly and efficiently integrate our tests into its established workflow. This integration with existing oncology and pathology workflow and tissue analysis methods is integral to ensuring near term adoption. For several reasons, we have designed our tests for FFPE tissue samples. For decades, archival FFPE has routinely been used to preserve cancer samples and offers a wealth of information and collaboration potential in comparison with fresh or freshly prepared samples. Our use of FFPE has three important consequences. First, it significantly increases the datasets of samples that can be used to validate our products, leading to more robust and reliable diagnostic tools. Second, it permits utilization of FFPE in a clinical setting, where often it is the only specimen available for study. This is of particular importance to tumors diagnosed using minimally invasive technologies where often very small biopsy material is available for diagnostic and prognostic studies. Third, it affords enrichment, or more specific targeting within, the sample to be analyzed, increasing the probability with which genomic aberrations will be detected for any given specimen.

•We offer consultative, oncology-centered laboratory and clinical trial services. Our specimens are tested and interpreted by highly qualified oncology-focused laboratory professionals, many of whom hold MDs and PhDs. Because our clinical staff is highly specialized in oncology, we are better positioned to consult with our oncologist customers and biopharma clients to help them derive maximum value from the diagnostic and prognostic data generated by our tests.

•Our global laboratory infrastructure provides us with access to emerging clinical and biopharma markets. Access to emerging clinical and biopharma markets in India and China enables our participation in a robust and diverse client base outside of the United States. We have recently begun to provide clinical and research services to hospitals, government centers and biopharma companies in India and are engaged in clinical trials test services in China.

Our Proprietary Genomic Tests and Services

We currently develop and produce a variety of platform-independent DNA-based genomic tests: microarrays, probes and next generation sequencing panels. Each is directed at identifying specific genetic aberrations in cancer cells that serve as markers for diagnosis, prognosis and theranosis.

We offer microarrays, next generation sequencing and FISH probes because each serves a unique diagnostic or prognostic function. FISH- based tests, or probes, offer great sensitivity while microarrays provide a more comprehensive analysis of the cancer genome, and NGS panels offer a method of detecting mutations or chromosomal aberrations of lesser frequency.

FDA clearance or approval is not currently required to offer these tests in our laboratory once they have been clinically and analytically validated and approved by the appropriate regulatory bodies. We seek licenses and approvals for our laboratory facility and for our LDTs from the appropriate regulatory authorities, such as the CMS, which oversees CLIA, and various state regulatory bodies, including the New York State Department of Health. We will seek FDA clearance and approval as may be required in the future dependent upon the FDA's final guidelines in its decision to regulate LDTs. At the federal level, certain proprietary tests must be part of proficiency testing programs approved under CLIA in order for us to be able to bill government payor program beneficiaries, such as Medicare patients, for such tests. In addition, certain states, such as New York, require us to obtain approval of our proprietary tests in order for us to collect patient specimens from such state.

We have obtained CE marking for FHACT®, which entitles us to market the test in the European Economic Area (which includes the 27 Member States of the EU plus Norway, Liechtenstein and Iceland). We anticipate that we will need to conduct additional developmental activities for this test and to submit it for regulatory clearance or approval by FDA or other regulatory agencies prior to commercialization outside of our reference laboratory in each of the markets where we plan to introduce them. FHACT® is our four-probe set used to detect genomic biomarkers indicative of HPV-associated precancer and cancer of several tissue types including cervix and pharynx. FHACT® has received two United States patents, covering the combination of genomic probes as well as its clinical use in patient samples.

The following diagram portrays our proprietary programs:

Hematological Cancer Tests: MatBA® and Focus::NGS™
As a group, hematologic cancers (cancers of the blood, bone marrow or lymph nodes) display significant clinical, pathologic and genetic complexity. Current diagnosis relies mostly on pathologic examination, flow cytometry and detection of only a few genetic markers. Importantly, the clinical course of the six main subtypes of these neoplasms ranges from indolent (follicular lymphoma) to aggressive (diffuse large B-cell lymphoma, mantle cell lymphoma and multiple myeloma), or mixed (chronic lymphocytic leukemia/small lymphocytic lymphoma, or CLL/SLL). Currently most risk-stratification for treatment decisions is based on clinical features of the disease. Few molecular prognostic biomarkers are utilized in a clinical setting. There is unmet medical need for robust biomarkers for the diagnosis, prognosis, theranosis and overall patient management in B-cell cancers. Given the higher frequency of these malignancies in the United States than in other countries due to relatively long lifespans and an aging population, we expect significant clinical demand for MatBA® and Focus::NGS™. Additionally, the increasing number of clinical trials in malignancies of blood and bone marrow is driving demand and usage of our tests and services that are focused on hematological cancers.

MatBA® is the first targeted oligonucleotide-based microarray we developed for the analysis of genomic alterations in mature B-cell neoplasms to determine prognosis and theranosis. MatBA® incorporates a common architecture of specific genomic regions that can be applied across the seven major mature B-cell neoplasms. Mature B-cell neoplasms account for approximately 7% of all cancers diagnosed in the United States annually and for approximately 6% of all estimated cancer-related deaths. An estimated 761,600 people in the United States are living with, or are in remission from, mature B-cell neoplasms. They are the fifth most common malignancy in both males and females, and the incidence is rising.

MatBA® is designed to detect genomic copy number changes in mature B-cell neoplasms either solely or in a unique combination, thus assisting the clinician in the management of a patient’s disease. The test relies on the comparative genomic hybridization of fluorescently differentially-labeled normal DNA and DNA extracted from the cancer specimen (array-CGH). Array-CGH utilizes minimal biopsy material and uses DNA as the analyte (the component whose properties are being measured), which is more stable, as compared to RNA used in other array detection methodologies. Both are important considerations for the ever increasing demand for less invasive procedures for diagnostic and prognostic purposes. Additionally, we have optimized the utility of the MatBA® array-CGH so that it can be routinely applied to the study of a range of specimen types including blood and bone marrow and FFPE biopsy specimens, which are often the only specimen available for analysis of Follicular Lymphoma (FL), Diffuse Large B-Cell Lymphoma (DLBCL) and Mantle Cell Lymphoma (MCL). With the exception of Chronic Lymphocytic Leukemia (CLL), biopsy/surgical procedures are rarely performed for B-cell neoplasms prior to the initiation of treatment, thus limiting the amount of tissue available for testing prior to deciding on the initial treatment regimen.

MatBA® was custom-designed to represent 80 regions of the human genome which have diagnostic and/or prognostic value in one or more of the mature B-cell neoplasm subtypes as identified through our research and analysis efforts. Unlike other technologies such as FISH, array-CGH using MatBA® simultaneously permits the detection of genomic gains and losses at multiple locations on a chromosome (loci) that characterize the mature B-cell neoplasm subtypes. For each subtype of B-cell neoplasm, cohorts of specimens with full clinical annotation are evaluated using MatBA® to identify novel associations between single and weighted combinations of genomic gains/losses and clinically relevant endpoints, including time to first treatment, treatment response, progression-free survival and overall survival, and to validate previously known associations. It is these associations, we believe, that provide valuable assistance to clinicians in risk stratification and guiding treatment plans for patients with these cancers. In 2014 we updated MatBA®-CLL/SLL to provide greater clarity of risk outcome for patients.

Focus::NGS™ is our family of next generation sequencing tests developed for the analysis of genomic alterations in hematological and other cancers to determine, guide and inform diagnosis, prognosis and theranosis. The tests rely on massively parallel sequencing, which is able to detect biomarker mutations and aberrations that are present at very low levels and which may be missed by other, less sensitive methodologies. In 2014, we launched our proprietary Focus::CLL™ panel for CLL and small lymphocytic leukemia (SLL). This panel is the only test that assesses 7 genes in a single test, providing clinically relevant data for prognosis, disease management and treatment selection. The panel is available both for routine clinical patient diagnosis and management, as well as for patient stratification in clinical trials for CLL or SLL. In addition to being offered for clinical use, the Focus::NGS™ panels became available in the fourth quarter of 2014 through our Select One® clinical trial offering. In 2014 Focus::CLL™ was chosen for use in a global clinical trial by a leading biotechnology company.

In addition to our Focus::CLL™ NGS panel, we are in developmental phases for two additional NGS panels for hematological cancers. Our Focus::Myeloid™ panel is designed to target 54 genes, and we believe it will provide important prognostic information for myelodysplastic syndromes (MDS) and acute myeloid leukemia (AML), as well as diagnostic and prognostic information for myeloproliferative neoplasms (MPN). MDS are a group of bone marrow disorders in which the bone marrow does not produce enough healthy blood cells. Approximately 30% of patients diagnosed with MDS will progress to AML, which is a cancer of the myeloid line of blood cells characterized by rapid growth of abnormal white blood cells which interferes with the normal production of other blood cells. MPNs consist of a group of diseases where there is an overproduction of different types of blood cells. The form of MPN is defined by the type of cell that is overproduced. MPNs also have a high possibility of progressing to AML depending on the mutations responsible for the MPN. AML is the most common acute leukemia in adults and its incidence increases with age. AML is expected to account for approximately 20,800 new leukemia cases in 2015, and its prevalence is expected to increase as the population ages.

Focus::Lymphoma™ is our NGS panel in development for B-cell lymphomas, a type of Non-Hodgkin lymphoma. The panel targets 220 genes known to be associated with diagnosis, prognosis and patient treatment response based on their mutational frequency and their potential to interact with cellular pathways known to be dysregulated in these diseases and associated with treatment success and resistance. B-cell lymphomas are a group of approximately one dozen different cancers that are the result of over proliferation of B cells. B-cell lymphomas may either be indolent or aggressive, and diagnosis and staging of the cancer is essential for appropriate diseases and treatment management. In 2014, approximately 60,100 cases of B-cell lymphoma were diagnosed in the United States and the incidence of this disease is expected to rise as the population ages.

We are also actively developing two solid tumor NGS panels. We are designing a cancer HotSpot NGS panel that targets 50 genes associated with cancer development in various tissue types, and which have been identified by scientific literature to play a role in patient response to cancer treatments as well as provide information on likelihood of survival and cancer recurrence. Our pharmacogenomics (PGx) panel in development targets 1885 DNA changes associated with patient drug response. Through detection of these changes, the PGx panel can provide information about a patient's ability to metabolize pharmaceuticals, including anti-inflammatory drugs and warfarin, among others. This information is important to determining drug dosage and to avoid adverse reactions to medications.

MatBA® Microarrays and Focus::NGS™ Panels offered as LDTs

We offer the first application of MatBA® for prognostication in one subtype of mature B-cell neoplasm, CLL, where about half of patients experience indolent disease, or slow progression, and the remaining half, a relatively aggressive progression. MatBA®-CLL provides important genetic-based information to guide clinical management of this disease. The test results are reported out in a unique format that allows ease of interpretation by the hematologist or oncologist. MatBA®-CLL is included in the tests we can provide under our New York laboratory and CLIA licenses. New York is one of only a few states that separately reviews LDTs for clinical and analytical validity. To date there are only a few companies that have commercially available oncology microarrays and, to our knowledge based on our informal communications with New York State Department of Health, MatBA®-CLL was the first oncology microarray approved for commercial use by the New York State Department of Health.

We offer Focus::CLL™ for prognostication in CLL and SLL to provide genetic-based information to guide clinical management of these diseases. Similar to CLL, SLL is experienced in patients as either indolent disease or active progression, which require different approaches to treatment. Therefore, it is important for clinicians and oncologists to be able to differentiate between disease types that are likely to progress or not. Based on the Focus::CLL™ panel test results, each patient may receive the most suitable treatment tailored to their unique cancer subtype. Focus::CLL™ is included in the tests we can provide under our CLIA license, effective December 2014, and we are engaged in the application process for New York laboratory approval.

Approximately 14,600 new cases of CLL are expected to be diagnosed in the United States in 2015, and importantly, over time these cases undergo evolution, requiring risk stratification and guidance on patient management issues at multiple points during the course of the disease. Prior to the introduction of MatBA® and Focus::CLL™, clinicians relied on the assessment of the gain or loss on only four chromosomal regions and potentially one gene mutation when testing for and stratifying a CLL patient. MatBA® improves on this by identifying information on five additional chromosomal regions, providing more valuable diagnostic data and critical information about the risk of progression and overall prognosis of the patient. In particular, because MatBA® has greater resolution than that available with prior tests, we can interrogate two different regions or loci on the 13q chromosome. Loss of one specific locus or loss of both loci are in some circumstances believed to have differing prognostic value, hence the importance of being able to evaluate both loci. Also, loss of 13q as a sole abnormality is associated with a lower risk of progression and overall favorable outcome. With the increased capacity of MatBA® to assess abnormalities in multiple regions of the genome not usually assessed by other technologies, our studies have indicated that up to 23% of cases that would have shown 13q loss as a sole abnormality when assessed by FISH technologies do in fact have additional abnormalities. For these cases, the “favorable outcome” that would have been reported to the clinician was not accurate, leading to a change in the prognosis and consequently decision-making by the clinician regarding the management of these patients. In addition we have identified novel biomarkers using MatBA® that are associated with a poor outcome in CLL. These include gains at 2p, 3q and 8q and a loss at 8p. Additional prognostic regions have been identified and are undergoing validation. These will be reported, further driving the value of more comprehensive genomic assessment of the patient’s cancer. We believe this type of genomic assessment of the patient’s cancer also saves the health care system thousands of dollars per year per patient as a result of improved patient management and more targeted therapeutic intervention.

Kidney cancer: UroGenRA®-Kidney and Focus::RenalTM

There is an unmet clinical and patient need for improved diagnosis, prognosis and theranosis, including more detailed and staging information, in kidney cancers, where biopsy materials are increasingly scarce. The cumulative number of annual new reported cases for kidney cancers is estimated at 61,560 for 2015 according to the American Cancer Society. Although generally characterized by early stage detections, these cancers still represent a major health risk, a significant variability in patient outcome, which can be better managed through genomic assessment of the tumor(s), and a substantial medical cost burden to the public with the high rates of incidence and ongoing patient management needs. Developing sophisticated, state-of-the-art molecular tests that enable more accurate diagnosis and/or prognosis of these cancers will not only benefit the patients by offering more appropriate treatments, but also effectively reduce the unnecessary medical cost associated with surgery, long-term follow-up surveillance, or therapy after the treatment.

The UroGenRA® microarray, which has been validated in collaboration with Memorial Sloan-Kettering Cancer Center, will provide diagnostic and prognostic analysis for kidney, bladder and prostate cancer. We launched UroGenRA® in 2013.

UroGenRA® is a proprietary CGH-based array which will serve as a platform for the diagnosis, prognosis and theranosis of kidney cancers. It was designed to detect gains and losses that frequently occur in genetic material in these cancer types and has the potential to differentially diagnose and/or stratify patients to assist and guide clinical management. It represents 101 regions of the human genome potentially with diagnostic, prognostic and/or theranostic value. UroGenRA® is specifically designed to classify renal tumors into the four main subtypes (clear cell, papillary, chromophobe and oncocytoma), which is critical to patient management and treatment protocols. This allows the clinician, especially in cases where there is limited biopsy material, to diagnose renal cancer and accurately classify it into the correct subtype, (ii) provide rationale for selection among surgical and non-surgical intervention or ablation, (iii) stratify patients based on prognostic information for the advancement of renal cancer into local or regional cancer which then guides decisions on surgical intervention, and (iv) guide drug trial decisions in those with metastatic disease or “unclassified” renal cancers.

We developed a study with two leading academic cancer centers for which we obtained and used a group of 200 specimens comprising four kidney cancer subtypes to further develop and validate the algorithm of copy number variation known to be associated with these tumors that gives the best ability to differentiate among these four subtypes. These copy number changes are already known to minimally include loss in six regions of chromosomes among these four types and gain in three other regions and we were able to define additional and specific regional copy number variations. The derived proprietary renal cancer diagnostic algorithm or decision tree based on UroGenRA® copy number alterations was validated for diagnostic potential in the IRB-approved study of over 50 image-guided needle biopsies and compared with the sensitivity and specificity obtained by our proprietary FISH-based assay for kidney cancer, FReCaD™.

UroGenRA®-Kidney is now available as a LDT available under our CLIA and New York laboratory licenses. At the current time, validation of the clinical utility of UroGenRA® is further advanced for kidney cancers than for prostate and bladder cancers, because we are able to leverage research and insights used in the clinical validation of FReCaD™ in our development activity for the UroGenRA® indication for kidney cancer.

In 2014, in a collaboration with Memorial Sloan-Kettering Cancer Center, we identified genomic signatures that can differentiate between patients with clear cell renal carcinoma (ccRCC), a type of kidney cancer, whose disease is likely to relapse or metastasize, or spread to other tissues in the body. The study analyzed 144 ccRCC samples and the genomic signatures identified by this collaborative effort have the potential to allow for better risk stratification and treatment selection for patients with metastatic ccRCC. ccRCC is the most common type of kidney cancer, with approximately 43,000 cases diagnosed in the US each year. Identifying patients whose disease is likely to relapse or metastasize is essential for planning appropriate treatment strategies and improving survival outcomes. We plan on integrating the genomic signatures identified in this study into an NGS panel for kidney cancer, Focus::RenalTM..

Proprietary DNA Probe

FHACT® HPV-Associated Cancer Test
We have developed a proprietary, 4-color FISH-based DNA probe designed to identify the gain of the three most important chromosomal regions that have been implicated in cancers associated with HPV: cervical, anal and oropharyngeal. According to the National Cancer Institute, about 55 million PAP smear tests to detect HPV are performed in the United States each year. It is estimated that approximately 2 million patients have abnormal PAP smear test results and are referred for biopsy/colposcopy as a result of such tests. However, only 0.6%, or approximately 12,000 of these patients will develop cervical cancer. It is believed that early detection of HPV-associated cancers and lesions most likely to progress to cancer could eliminate unnecessary biopsies/colposcopies and thereby reduce health care costs.

FHACT® is designed to determine copy number changes of four particular genomic regions by FISH. These regions of DNA give specific information about the progression from HPV infection to cervical cancer, in particular the stage and subtype of disease. FHACT® is designed to enable earlier detection of abnormal cells and can identify the additional genomic biomarkers that allow for the prediction of cancer progression. FHACT® is designed to leverage the same PAP smear sample taken from the patient during routine screening, thus reducing the burden on the patient while delivering greater genomic-based information to the clinician. We in-license a biomarker from the National Cancer Institute that is used in our FHACT® probe.

In conjunction with the National Cancer Institute, we are performing a blinded study to evaluate the effectiveness of FHACT® for both anal and cervical cancers associated with the HPV virus that involves over 1,000 specimens. We completed study on over 300 cervical specimens and the data has been provided to National Cancer Institute. The results from this study along with the methods and values validated by this work will be used to enhance the product performance of FHACT®. Upon review of the data analysis and results, National Cancer Institute will provide additional anal tissue samples. This data has been used for validation of the assay and development of automatic analysis for the FHACT® probe. We continue to validate FHACT® for anal and oropharyngeal cancers (cancers of the mouth and throat) using specimens from the National Cancer Institute and are actively seeking additional collaborations to further validate the clinical utility of FHACT®.

We continue further clinical validations in collaborations that have been established with the University of Iowa and with Kamineni Hospital in Hyderabad, India to further strengthen the claims and data for use of FHACT® as a staging and prognostic tool for cervical cancer in both the United States and in emerging markets. The sensitivity of FHACT® was presented as a poster at the 27th International Pappillomavirus Conference in Berlin, Germany in 2011. The publication demonstrated that by using FHACT® over 90.9% sensitivity can be achieved as a screening tool for cervical intraepithelial neoplasia of 2nd degree or higher (known as CIN2+), which is a critical milestone in the development of cervical cancer, after which stage treatment choices are limited.

In 2012, we made FHACT® available outside the United States as a diagnostic tool for cervical cancer in certain emerging market countries, including India. Cervical cancer is the third most common cancer among women worldwide, with one-fifth of global cases originating in India. The World Health Organization projects that cervical cancer deaths will rise to 320,000 in 2015 and 435,000 in 2030. In many emerging economies, cervical cancer is the most common cancer that affects women, and 80% of deaths from cervical cancer occur in developing countries. We began making FHACT® available for clinical use in the United States in 2013. We actively market FHACT® to hospitals, cancer clinics and individual physicians' offices for testing cervical cell samples obtained from patients' pap smear liquid.

In October and November of 2014, we were granted U.S. Patent Nos. 8,883,414 and 8,865,883, respectively, by the United States Patent and Trademark Office for FHACT®. The '883 patent covers the 4-probe design and the '414 patent covers FHACT® for use to detect HPV-associated cancer and precancerous lesions in clinical samples.

Oncospire Genomics, LLC: Our Joint Venture with Mayo Clinic

On November 7, 2011, we entered into an affiliation agreement with the Mayo Foundation for Medical Education and Research, pursuant to which we agreed to form a joint venture with Mayo. We funded the joint venture with an initial $1.0 million contribution in October 2013. The objectives of the joint venture entity will be to try to discover and validate biomarkers in lung cancer, multiple myeloma and follicular lymphoma utilizing next-generation sequencing with a possible expansion into other solid tumors, such as esophageal, head and neck and breast cancers. Additionally, the joint venture entity will engage in biomarker discovery utilizing Mayo’s next-generation sequencing facility and the development of commercial products in the form of diagnostic products and services, as well as early stage therapeutic markers. In the third quarter of 2014 we made an additional $1.0 million capital contribution. In exchange for its membership interest, we also granted Mayo an aggregate of 30,000 shares of our common stock.

The joint venture entity is in the form of a limited liability company named OncoSpire Genomics, LLC, and is governed by a board of governors consisting of six members, with three members appointed by us and three members appointed by Mayo. Our appointees to the board of governors are Dr. Raju Chaganti, John Pappajohn, and Panna L. Sharma. Initially, we hold fifty percent of the issued and outstanding membership interests and Mayo holds fifty percent of the issued and outstanding membership interests of the new entity. In exchange for our membership interests in the joint venture entity, in addition to the $2.0 million capital contributions, we currently anticipate that we will make capital contributions of $1.0 million in the second quarter of 2015. The timing of the remaining installments is subject to the JV's achievement of certain operational milestones agreed upon by the board of governors of the JV.

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

The board of governors is advised by a six-member scientific review committee, which is composed of three members selected by us and three members selected by Mayo. The affiliation agreement may be terminated by mutual consent of the parties or by the non-breaching party upon a material breach of the affiliation agreement that remains uncured for a period of 90 days.

2014 M&A Activity

In 2014, we have acquired two leading companies in pharmacogenomics and genomic testing: Gentris Corporation and BioServe Biotechnologies (India) Pvt. Ltd. With the acquisition of Gentris and BioServe India, we now have over 60,000 square feet of state-of-the-art lab space and are positioned to solidify our position as a unique global provider for the development and delivery of targeted, personalized oncology diagnostics. We now have fully staffed laboratories in the U.S., India and China, which gives us a uniquely competitive platform to develop, commercialize, and deliver genomic and biomarker based oncology diagnostics to our clients. These acquisitions provide a pathway and growth opportunity to sell our genomic based diagnostic tests to some of the largest pharma companies in the world with additional capabilities such as germline DNA testing and drug response optimization and monitoring.

Acquisition of Gentris Corporation
On July 16, 2014 we purchased substantially all of the assets of Gentris Corporation ("Gentris"), a laboratory specializing in pharmacogenomics profiling for therapeutic development, companion diagnostics and clinical trials. Gentris’ laboratory is located in Morrisville, North Carolina and the company has a CLIA and FDA-compliant laboratory facility in Shanghai, China. Upon closing of the acquisition transaction, Gentris Corporation was re-named Gentris, LLC and is now a wholly-owned subsidiary of Cancer Genetics, Inc.

Gentris' expertise in pharmacogenomics, the study of the role of an individual's genetics in drug response, enables its clients to quickly obtain and translate quality genomic biomarker results into safer, more effective medicines that improve and personalize the standard of care for patients globally. Gentris provides genomic testing and pharmacogenomics services to half of the top ten biopharma companies globally and has participated and performed genomic analysis for over 1,000 clinical trials. The acquisition allows us to expand our biopharma services.

The initial acquisition price of Gentris was (i) $3.25 million in cash (subject to minor reduction based on obligations of Gentris due at closing), plus (ii) 147,843 shares of common stock valued at $1.50 million, plus (iii) a potential earn-out of up to $1.50 million over the next calendar year, which earn-out is payable in cash or shares of our common stock at our option, and is based upon a formula that provides for additional amounts starting at revenues of $4.75 million, up to revenues of $8.55 million, plus (iv) a potential payment to be made in connection with the termination of Merck’s biorepository relationship with Gentris, based upon exit fees to be received by Gentris from Merck. The computation of the purchase price is included in footnote 1 to the Consolidated Financial Statements. The amounts used in computing the purchase price differ due to fair value measurement conventions prescribed in accounting standards.

Acquisition of BioServe Biotechnologies (India) Pvt. Ltd.
On August 18, 2014 we entered into two agreements by which we acquired BioServe Biotechnologies (India) Pvt. Ltd., a premier genomics services provider serving both the research and clinical markets in India. This transaction was completed through a newly formed subsidiary, Cancer Genetics (India) Pvt. Ltd. BioServe India is located in Hyderabad, the shared capital city for the states of Andhra Pradesh and Telangana. BioServe India, which operates out of a 14,000 square foot, state-of-the-art genomics facility in Hyderabad, has serviced over 200 clients with best-in-class genomic services, including next-generation sequencing, genotyping and DNA synthesis. BioServe India's clients include some of the leaders in the Indian life sciences industry, including Dr. Reddy's Laboratories, NATCO Pharmaceuticals, Piramal Life Sciences, the Indian Institute of Science Education and Research and the Centre for Cellular and Molecular Biology.

With the BioServe acquisition we believe we will be able to access and service clinical and research sectors of the Indian healthcare market. The acquisition provides us with an infrastructure in India for developing lower cost manufacturing of probes and kits including probes and kits used for our proprietary FHACT test and access to one of the fastest-growing molecular and clinical diagnostic markets in the world. BioServe will continue to serve biotechnology and biopharmaceutical companies, diagnostic companies and research hospitals, including those owned or operated by the Indian government, as well as seek to expand its customer base.
The parties to the first agreement (the “India Agreement”) are the Company, Ramakishna V. Modali (the current general manager of BioServe, “Modali”), VenturEast Trustee Company Pvt Ltd and affiliates, its principal shareholder (“VenturEast”), and certain other shareholders residing in India all of whom in the aggregate owned approximately 74% of BioServe. The parties to the second share purchase agreement (the “US Agreement”) are the Company and BioServe Biotechnologies LTD, a Maryland corporation and an affiliate of BioServe which owned approximately 15% of BioServe (BioServe US), with the majority of the other outstanding shares held by the BioServe Employee Stock Ownership Plan which will remain in place.

The aggregate purchase price was approximately $1.9 million payable to the different shareholders of BioServe as follows: (i) Ventureast will receive a payment equivalent to the cash value of 84,278 shares of the Company’s common stock at the time of payment, payable in 30 months or sooner if the Company effects a public offering of its common stock prior to that time, (ii) approximately $100,000 was payable in cash, and (iii) approximately 31,370 shares of the Company’s common stock were issued. We also assumed approximately $160,000 in indebtedness. The source of the cash payables at closing was the Company's working capital. The computation of the purchase price is included in footnote 1 to the Consolidated Financial Statements. The amounts used in computing the purchase price for financial statement purposes differ due to fair value measurement conventions prescribed in accounting standards. The future payment described in (i) above is subject to periodic adjustment due to changes in the Company's share price. Any changes are reflected in the Consolidated Statement of Operations.

India Clinical Oncology and Biopharma Market Overview
India has a growing market for molecular diagnostics and oncology services. According to a 2010 study published in the Asian Pacific Journal of Cancer Prevention, each year, more than 1 million new cases of cancer are diagnosed in India, and incidence rates are expected to rise by more than 72 percent by 2025. In those cancer types for which we provide diagnostic and prognostic proprietary tests and services, incidences are also predicted to rise steadily over the next decade even while the population is expected to experience a decrease in population growth rate. Gynecological cancers account for approximately 30% of the total cancer burden among women in India. Furthermore, over 80% of cancers in India are first detected in advanced or terminal stages, indicating an important opportunity in this market for DNA-based oncology diagnostic tools that can provide early-stage information to guide treatment resulting in greater survival rates.

It is estimated by the India Brand Equity Foundation that the Indian biopharma and biotech markets are expected to experience over a 20% increase in CAGR by 2017 due to favorable business conditions and increasing government expenditures in these sectors. The biopharmaceutical services segment accounted for the largest share of sector growth in 2013 and 2014, accounting for approximately 64% of total revenues, and experienced the highest growth rate in this period, with an approximately 17% CAGR. Over the next decade, growth in this industry is anticipated to come largely from India’s strong position in biosimilars and molecular diagnostics, as well as from personalized medicine. The Indian government has been increasing spending on the biotech and biopharma sectors through 5-year budget allocation plans aimed at research and development as well as health care.

In the first quarter of 2014 we launched FHACT® in collaboration with Kamineni Hospitals in Hyderabad, India for the detection and management of cervical cancer. This was the first broad-scale adoption of FHACT® in India. The launch culminates a collaboration that was begun in July 2013 to assess the value and clinical utility of FHACT® in India.

China Clinical Oncology and Biopharma Market Overview
Cancer is one of the leading public health problems in both urban and rural China. The disease is among the leading causes of death in the Chinese population, representing approximately 25% of all deaths in urban areas and 21% in rural areas. Over the past 30 years, the risk factors for cancer in China have been increasing, including an aging population, decreased environmental conditions and westernization of diet and lifestyle. The Chinese biopharma is currently the third largest pharma market globally, after the United States and Japan. With more than one fifth of the world’s population, China is an important market for biopharma and biotech products and China’s minister of health has pledged that the country will spend an additional $11.8 billion to advance biotech innovation from 2015 to 2020 in its 13th five-year plan. Our Shanghai laboratory performs clinical trials services for biopharma companies in China, where governmental regulations prevent human samples from being exported from the country.

Test Development Process

Our proprietary microarrays, DNA probes and NGS panels have been, and continue to be, developed in conjunction with leading academic and clinical research centers to ensure that the needs of the clinical community are being met with the latest research on genomic alterations that cause, lead to, or are related to the development of cancer. We undergo a thorough research and validation process to ensure we are providing diagnostic and prognostic information that is clinically relevant and accurate. In our experience the time-frame for this process from design through development and market launch can be between 18 to 40 months based on complexity of the disease, the specific clinical claims being pursued and the availability of high quality samples with strong clinical correlations. We monitor and review the process in four stages as detailed in the table below:

Stage 1: Research and Development
• We conduct extensive research of peer-reviewed publications and other disease-specific literature and public information databases for information regarding genomic abnormalities as hallmarks and references for particular cancers and clinical correlations.

• Within a cancer type, the observed gains, losses or other aberrations and rearrangements of genetic material are recorded and noted when reported to have diagnostic or prognostic potential. During this process, which is technology and platform agnostic, we extensively cross-analyze our findings in the literature with published data sets across a variety of technologies.

• Finally, we assess the merits of these findings internally with our research and development teams and with our scientific advisory board, when applicable, so that we can assure robust genomic coverage as we proceed into clinical development.

Stage 2: Clinical Development
• We design a targeted array, probe panel or NGS panel based on the information gathered from the literature and database searches and review. A team of our scientists then seeks to refute the evidence compiled in the literature search process, serving as a system of checks and balances.

• Once that process is complete, we design a test platform based on its application within a particular cancer. For example, the kidney array is designed to subtype among the four main types of kidney cancers at various stages in the treatment of the patient. Within one test, we may be assessing three to four different subtypes of a cancer and for different applications, ranging from differential diagnosis to prognosis to prediction of therapeutic response.

• During this stage we select and refine the targeted regions and their potential suitability for analysis.

Stage 3: Commercial Development
• This process involves validating the performance characteristics of the test, as well as developing protocols for the use of the test for the intended specimen. The quality assurance process notes reproducibility, accuracy, sensitivity, and specificity, and potential compliance to ranges of normalcy and reportability.

• We also compare data obtained for specimens and cell lines across different technology platforms to ensure accuracy of our processes. In this process, we confirm and validate the genomic biomarkers in independent clinically relevant datasets. During this process we also begin to develop the decision trees and algorithms, which are core to our intellectual property that guide the diagnostic and prognostic value of the test.

• We conduct trials which help to validate its design and usage. For this validation process, we partner with leading cancer institutions and regional cancer centers.

Stage 4: Market Entry and Launch
• After commercial development is completed and prior to market launch, we take several steps to prepare for marketing our tests as LDTs. We create standard operating procedures and quality assurance and quality control measures to ensure repeatability and high standards of quality. We train our staff on the interpretation and use of the data.

• Licenses and approvals for our laboratory to use LDTs are obtained from the appropriate regulatory authorities, such as the Centers for Medicare and Medicaid Services (“CMS”), which oversees CLIA, and state regulatory bodies. Before we CE mark our tests we also need to assess the conformity of our tests with the essential requirements of the European In Vitro Diagnostic Medical Devices Directive.

• We will also need to complete additional activities to submit each of these tests for regulatory clearance or approval prior to commercialization in each of the international markets where we plan to introduce them.

Research and Development Expenses

We incurred research and development expenses of $4.6 million, which represented 45% of our net revenue, for the year ended December 31, 2014; $2.2 million, which represented 33% of our net revenue, for the year ended December 31, 2013; and $2.1 million, which represented 49% of our net revenue, for the year ended December 31, 2012. Research and development expenses represented 22% of our total operating expenses for the year ended December 31, 2014, 22% of our total operating expenses for the year ended December 31, 2013, and 26% for the year ended December 31, 2012. Major components of the research and development expenses included direct personnel costs, laboratory equipment and consumables and overhead expenses.

Sales and Marketing

Our sales and marketing efforts consist of both direct and indirect efforts, with the majority of efforts focused on direct sales in both the United States and India. The table below summarizes our sales approach by geography and customer segment:

United States	Clinical Sales
• Collaborate with leading research universities and institutions that enable the validation of our new tests

• Work with community-based cancer centers that need a reliable and collaborative partner for genomic-based cancer testing

• Build relationships with individual thought leaders in oncology, hematology and pathology to deliver services that provide value to their patients.

Biopharma Sales
• Collaborate with scientific development teams at pharmaceutical companies on studies involving translational medicine and genotyping.

• Build relationships in the research and development segment to identify partners with a need for biomarker discovery studies.

India	Clinical Sales
• Develop relationships with oncologists, corporate hospitals and reference labs, as well as with physicians in local clinics.

• Engage the population of oncology patients in India, where a majority of oncology drugs are paid for out-of-pocket.

Biopharma & Discovery Sales
• Work with academic and research institutions for validation of our tests in the Indian population.

• Collaborate with scientific development teams at biopharma companies and government agencies on studies involving genomic-based tests and services.

China	Biopharma Sales	• Leverage US-based companies conducting clinical trials with a component of those trials occurring in China.

Our sales force professionals have backgrounds in hematology, pathology, and laboratory services, and have an average of 20 years of experience in clinical oncology sales, esoteric laboratory sales from leading biopharmaceutical, pharmaceutical or specialty reference laboratory companies. We currently have a team of eight sales professionals in the United States and seven in India. We plan on continuing to grow this specialized, oncology-focused sales force and support it with clinical specialists who bring deep domain knowledge in the design and use of the tests and services that we currently offer, and those we plan on offering in the United States.

We also promote our tests and services through marketing channels commonly used by the biopharma and pharmaceutical industries, such as internet, medical meetings and broad-based publication of our scientific and economic data. In addition, we provide easy-to-access information to our customers over the internet through dedicated websites. Our customers value easily accessible information in order to quickly review patient or study information.

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

Collaborating Institution	Principle Investigator(s)	Focus of Collaboration	Year Entered
North Shore-Long Island Jewish Health System, New York	Dr. Kanti Rai Dr. Nicholas Chiorazzi	Clinical validation of MatBA®-CLL and search for additional DNA-based biomarkers of CLL	2007
Memorial Sloan-Kettering Cancer Center, New York	Dr. Victor Reuter	Validation of FReCAD™ assay to evaluate the ability of the assay to classify renal cortical neoplasms	2008
	Dr. Julie Teruya-Feldstein	Clinical validation of MatBA® in all subtypes of mature B cell neoplasms	2009
	Dr. Raju S.K. Chaganti	Validation of a CGH microarray-based assay in the diagnosis and prognosis of mature B cell neoplasms	2009
	Dr. Raju S.K. Chaganti	Validation of a CGH microarray-based assay in the diagnosis and prognosis of genitourinary cancers	2010
	Dr. Jonathan Coleman	Evaluation of FISH-based CGH-array tests in the diagnosis of renal mass biopsies using FReCAD™ and UroGenRA® assays	2011
	Dr. Jeremy Durack	Evaluation of FISH-based and CHG-array tests in the diagnosis of renal oncocytoma	2013
National Cancer Institute, Maryland	Dr. Nicolas Wentzensen	Evaluation of FISH-based tests as a screening tool for the detection of HPV-associated precancerous cells	2009
Kamineni Hospital, Hyderabad, India	Dr. Annie Hassan	Evaluation of FHACT® as a screening tool for the identification of precancerous and cancerous cervical cells	2010
University of Iowa Hospitals and Clinics, Iowa	Dr. Aaron Bossler	Evaluation of FHACT® in cervical liquid biopsy specimens with known HPV type and clinical follow-up	2011
	Dr. Sergei Syrbu	Evaluation methods to improve the diagnosis, prognosis and management of diffuse large B cell lymphoma	2013
Hackensack University Medical Center, New Jersey	Dr. Anthony Mato	MatBA®-CLL validation testing	2012
Cleveland Clinic, Ohio	Dr. Eric Klein Dr. Maggie Galluzzi	Validation of genomic biomarkers for validation of UroGenRA®-Kidney	2012
Georgia Health Sciences University, Georgia	Dr. Vamsi Kota Dr. Ravindra Kolhe	Development of molecular testing for diagnosis, prognosis and management of DLBCL patients and validation of genomic biomarkers for DLBCL using MatBA®-DLBCL	2012
	Dr. Ravindra Holhe	Validation of FHACT® in diagnosis and management of head and neck squamous cell carcinoma	2012
Dana Farber Cancer Institute, Massachusetts	Dr. Jennifer Brown	Clinical validation of MatBA®-CLL outcome scheme	2013
Columbia University, New York	Dr. Azra Raza Dr. Siddhartha Mukherjee	Identification of genomic biomarkers and novel treatments for myelodysplastic syndromes and acute myeloid leukemia	2014
Beth Israel Deaconess Medical Center, New York	Dr. Rajan Dewar	Analysis of genomic biomarkers and associated outcomes in patients with DLBCL	2014
Keck Medicine of University of Southern California, California	Dr. Imran Siddiqi	Identification and evaluation of genomic biomarkers for DLBCL and further validation of MatBA®-DLBCL	2014

Scientific and Clinical Advisory Boards

We have two advisory boards to counsel our scientific and clinical direction. Our Scientific Advisory Board is comprised of preeminent scientists and physicians from the fields of cancer biology, cancer pathology, cancer medicine and molecular genetics. We have scientists and clinicians from leading cancer centers, including Memorial Sloan-Kettering Cancer Center, Mt. Sinai and the Institute for Cancer Genetics at Columbia University. These distinguished scientists and clinicians help oversee and review the scientific innovation, integrity and clinical relevancy of our program. The board of directors appoints members to the Scientific Advisory Board. Our Clinical Advisory Board is comprised of preeminent clinicians and scientists focused on clinical implementation of our proprietary tests and services and mapping those tests and services to patient needs.

Competition

As a developer and provider of genomic-based tests and services that provide personalized diagnostic, prognostic and theranostic information for hematological, and other cancers, we rely extensively on our ability to combine research insights with high-quality, state-of-the art clinical laboratory testing. We believe that we compete principally on the basis of:

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

•	our ability to perform clinical studies using FFPE samples to either validate or develop novel insights for our proprietary programs;

•	the quality of our services and our ability to collaborate with our customers on a consultative basis;

•	our research and clinical collaborations with key academic and clinical study groups;

•	the quality and global reach of our clinical reference laboratories, which enables consistent, comprehensive and reproducible results;

•	the level of disease specific knowledge and customer service we provide, both to academic centers and community based health care professionals; and

We believe that we compete favorably with respect to these factors, although we cannot provide assurances that we will be able to continue to do so in the future or that new products or tests that perform better than our proprietary tests and services will be introduced. We believe that our continued success depends on our ability to:

•expand and enhance our proprietary tests to provide clinically meaningful information in additional indications;
•continue to innovate and maintain scientifically advanced technology;
•successfully market and sell our proprietary tests in the United States;
•continue to obtain appropriate regulatory approvals in the United States and abroad;
•continue to validate our pipeline of genomic tests and proprietary services;
•continue to obtain positive reimbursement decisions from payors and from CMS;
•maintain existing and enter into new research and clinical collaborations with key academic and clinical study groups;

•	continue to enter into partnerships with local distributors and/or manufacturers to expand into emerging markets, including Mexico and Brazil;
•continue to attract and retain skilled scientific and clinical personnel;
•obtain and maintain our clinical reference laboratory accreditations and licenses; and
•obtain patents or other protection for our proprietary tests and services.

Our principal competition comes from existing mainstream diagnostic methods and laboratories that pathologists and oncologists use and have used for many years or decades. It may be difficult to change the methods or behavior of the referring pathologists and oncologists to incorporate our molecular diagnostic testing in their practices. In addition, companies offering capital equipment and kits or reagents to local pathology laboratories represent another source of potential competition. These kits are used directly by the pathologist, which can facilitate adoption.

We also face competition from companies that offer products or have conducted research to profile genes, gene expression or protein biomarkers in various cancers. In particular, Quest Diagnostics market arrays which are competitive to our MatBA®-CLL and MatBA®-SLL arrays, and both Foundation Medicine and LabCorp offer NGS based tests and panels for oncology. Personalized genetic diagnostics is a new area of science, and we cannot predict what tests others will develop that may compete with or provide results superior to the results we are able to achieve with the tests we develop. Our competitors include public companies such as: NeoGenomics, Inc., Quest Diagnostics, Abbott Laboratories, Inc., Johnson & Johnson, Roche Molecular Systems, Inc., bioTheranostics, Inc. (part of the bioMérieux S.A.), Genomic Health, Inc., LabCorp, Inc., Myriad Genetics, Inc., Qiagen N.V., Response Genetics, Inc., Rosetta Genomics Ltd., and Foundation Medicine, Inc., and many private companies. We expect that pharmaceutical and biopharmaceutical companies will increasingly focus attention and resources on the personalized diagnostic sector as the potential and prevalence increases of molecularly targeted oncology therapies approved by FDA along with companion diagnostics. For example, FDA has recently approved two such agents- Xalkori crizotinib from Pfizer Inc. along with its companion anaplastic lymphoma kinase FISH test from Abbott Laboratories, Inc. and Zelboraf vemurafenib from Genentech USA Incorporated and Daiichi-Sankyo Inc. along with its companion B-RAF kinase V600 mutation test from Roche Molecular Systems, Inc. These two recent FDA approvals are only the second and third instances ever of simultaneous approvals of a drug and companion diagnostic, the first being the 1998 approval of Genentech, Inc.’s Herceptin trastuzumab for HER2 positive breast cancer along with the HercepTest from partner Dako A/S. Our competitors may invent and commercialize technology platforms or tests that compete with ours.

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

Third-Party Suppliers and Manufacturers

We maintain control, validation and quality assurance over our NGS panels, DNA microarrays and probes. Our microarrays are designed in our facility by our scientists and technicians using state of the art genomic mapping and analysis software. The specifications are sent to Agilent for final manufacturing. Agilent manufactures our microarrays under strict quality control and compliance with ISO 9001 and ISO 13485 at its Santa Clara, California facility. Agilent also has another manufacturing facility in Europe that can be made available for microarray printing. Upon manufacturing our custom, proprietary microarrays, Agilent ships them back to our Rutherford facility for testing and acceptance.

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

Patents and Proprietary Technology

Our business develops proprietary tests that enable oncologists and pathologists at hospitals, cancer centers, and physician offices to properly diagnose and inform cancer treatment. We rely on a combination of patents, patent applications, trademarks, trademark applications, trade secrets, industry know-how, as well as various contractual arrangements, in order to protect the proprietary aspects of our technology.

Our patent portfolio consists of eight issued U.S. patents, several pending U.S. applications, and foreign applications. These patents and patent applications are related to various DNA-based probes and microarrays designed for detecting and correlating certain chromosomal markers associated with particular types of cancers. As of the date of this filing, we have eight issued U.S. Utility Patents (U.S. Patent Nos. 7,585,964; 7,964,345; 8,557,747; 8,580,713; 8,603,948; 8,716,193; 8,865,882; and 8,883,414), which cover our probe and microarray technologies.

U.S. Patent Nos. 7,585,964 and 7,964,345 cover probes and methodologies designed to detect and analyze particular chromosomal translocations (genetic lesions) associated with a wide range of cancers using a technique known as FISH and serve as the backbone for several of our other pending patent applications, which are more specifically geared towards other probes (and methodologies).

U.S. Patent Nos. 8,580,713 and 8,557,747 are our seminal patents in the microarray space. These two patents and foreign PCT Application No. US2010/062295 are directed to a microarray for detecting (and distinguishing) particular types of mature B cell neoplasms present in typical non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and chronic lymphocytic leukemia. These patents and foreign application cover our trademarked MatBA® microarray and are directed to both the microarray itself as well as associated methodologies designed to detect the particular type of mature B cell neoplasm present in a patient. These patents and foreign application also cover the use of computer-assisted means to facilitate and expedite that detection process. The MatBA® microarray patents issued from the first of our family of applications in the microarray space.

U.S. Patent Nos. 8,603,948 and 8,716,193 are directed to a novel, highly sensitive, and specific probe panel which detects the type of renal cortical neoplasm present in a biopsy sample. These patents covers a probe that permits diagnosis of the predominant subtypes of renal cortical neoplasms without the use of invasive methods and provides a molecular cytogenetic method for detecting and analyzing the type of renal cortical neoplasm present in a renal biopsy sample.

Moreover, U.S. Patent Nos. 8,865,882 and 8,883,414 are directed our FHACT® test for the detection method and probe sets associated with HPV-associated cancers. We are also working on several additional patent filings directed to our other microarrays, and we filed a U.S. patent application and a PCT patent application covering UroGenRA® reagents and assays (U.S. Patent Application No. 14/180,814; PCT Application No. PCT/US2014/016541).

The following table lists each of our US patents and their respective expiration dates:

Patent	Expiration
7,585,964	May 14, 2022
7,964,345	September 14, 2024
8,557,747	March 30, 2031
8,580,713	December 29, 2030
8,603,948	October 31, 2027
8,716,193	October 31, 2027
8,865,882	September 7, 2031
8,883,414	September 7, 2031

In addition to patents, we hold seven U.S. registered trademarks, including a federal registration for “CGI” as well as three U.S. trademark applications and one foreign trademark registration for certain of our proprietary tests and services. Our strategic use of distinctive trademarks has garnered increased name recognition and brand awareness for our tests and services within the industry.

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

In addition to our proprietary intellectual property, we entered into nonexclusive licenses with the National Cancer Institute for the use of its intellectual property relating to a 3q marker and with Stanford University for use and development of a diagnostic assay and predictive model that has been granted two patents for the stratification and risk prediction for DLBCL patients. Under the terms of the license, we are permitted to use the National Cancer Institute’s proprietary intellectual property for use in our patent pending FHACT® DNA probe, which is directed to the diagnosis and prognosis of certain HPV-associated cancers.

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

After diagnosis, our pathologist uses our laboratory information systems to prepare a comprehensive report, which includes any relevant images associated with the specimen. Our clinical reporting portal, cgireports.com, allows a referring oncologist or pathologist to access his/her test results in real time in a secure HIPAA compliant manner. The reports are generated in industry standard PDF formats which allows for high definition color images to be reproduced clearly. This portal has been fully operational at our facilities since 2011.

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

Quality Assurance

We are committed to providing reliable and accurate diagnostic services to our customers. Accurate specimen identification, timely communication of diagnoses, and prompt correction of errors, is critical. We monitor and improve our performance through a variety of methods, including performance improvement indicators, proficiency testing (CAP and New York State), external audits and satisfaction surveys. All quality concerns and incidents are subject to root cause analysis and our procedures are put through annual evaluation to ensure that we are providing the best services possible to our patients and customers. Protection of patient results from misuse and improper access is imperative and thus electronic and paper results are guarded via password- protection and identification cards.

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

We participate in numerous externally administered quality surveillance programs and our laboratory is accredited by CAP. The CAP accreditation program involves both unannounced on-site inspections of our laboratories and our participation in CAP’s ongoing proficiency testing program. CAP is an independent, non- governmental organization of board-certified pathologists that accredits laboratories nationwide on a voluntary basis and that has been recognized by CMS as an accreditation organization to inspect laboratories to determine adherence to the CLIA standards. Successful participation in CAP’s proficiency testing program satisfies the CLIA requirement for participation in proficiency testing programs administered by an external source.

Each of our facilities maintains its own quality assurance processes, which are coordinated across sites to maintain consistency in standard operating procedures, employee training and safety manuals.

Third-party Payor Reimbursement

Depending on the billing arrangement and applicable law, we are reimbursed for clinical services by:

•	third-party payors that provide coverage to the patient, such as an insurance company, managed care organization or a governmental payor program;

•	physicians or other authorized parties (such as hospitals or independent laboratories) that order the testing service or otherwise refer the services to us; or

•	the patient.

For the year ended December 31, 2014, we derived approximately 16% of our total revenue from private insurance, including managed care organizations and other health care insurance providers, 11% from Medicare, and 16% from other health care facilities, including hospitals.

Where there is a coverage policy, contract or agreement in place, we bill the third-party payor, the hospital or referring laboratory as well as the patient (for deductibles and coinsurance or copayments, where applicable) in accordance with the policy or contractual terms. Where there is no coverage policy, contract or agreement in place, we pursue reimbursement on behalf of each patient on a case-by-case basis and rely on applicable billing standards to guide our claims. In addition, we have implemented a new patient financial assistance program (CGI MAP Program) that complies with Federal guidelines.

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

Medicare fee schedule amounts are established for each billing code, or CPT code. In addition, for its laboratory fee schedule, Medicare also sets a cap on the amount that it will pay for any individual test. This cap, usually referred to as the National Limitation Amount, is set at a percentage of the median of all the contractor fee schedule amounts for each billing code. In the past, Congress has lowered the percentage of the median used to calculate the National Limitation Amount in order to achieve budget savings. Currently, the National Limitation Amount ceiling is set at 74% of the median for established tests and 100% of the median for certain new tests that were not previously reimbursed. In billing Medicare for clinical laboratory services, we are required to accept, as payment in full, the lowest of our actual charge, the fee schedule amount for the state or local geographical area or the National Limitation Amount. There is currently no copayment or deductible required for tests paid under the CLFS, although Congress periodically has considered implementing such a requirement.

In addition, Congress routinely lowers or eliminates the update factor that would otherwise apply to the applicable clinical laboratory fee schedule (CLFS) payment. For example, under the health care reform legislation, passed in 200-, payments under the CLFS are reduced by 1.75% through 2015 and, in addition, a productivity adjustment, further reducing payment rates is also imposed. In addition, in February 2012, Congress passed the Middle Class Tax Relief and Job Creation Act of 2012, which required that the CLFS be “rebased” by -2%. As a result of these changes, for 2015 the CLFS was reduced by -.25%.

Further, in 2014, Congress passed the Protecting Access to Medicare Act or PAMA which also makes significant changes in the way the Medicare will pay for laboratory services. Under PAMA, laboratories will be required to report the amount that they are paid by third party payors for each test beginning in January 2016. CMS will use this data to calculate a weighted median for each test. That new price will become effective on January 1, 2017, although any resulting reductions will be phased in over time. This data reporting process will be repeated every three years for most tests, although Advanced Diagnostic Laboratory Tests (ADLTs) will have to be reported every year. It is possible that some of our tests could be considered ADLTs, which will require us to report prices annually. In addition, we may also be required to obtain a code from CMS or an entity that it designates for our tests that have not previously had a code. It is not known at this time how these changes will affect our reimbursement.

Certain of our tests are paid under the Physician Fee Schedule, rather than the CLFS. Tests paid for under the PFS are based on “relative value units” established for each service. These RVUs are then multiplied by a conversion factor to arrive at a monetary amount. Each year, CMS calculates an update to this conversion factor based on a formula included in the Medicare law, referred to as the Sustainable Growth Rate (SGR) Formula. When it is applied, this SGR formula often would require a decrease in reimbursement unless Congress acts to overturn this result. As a result, Congress consistently passes legislation to prevent implementation of significant cuts that would otherwise be effective. . For 2014, CMS had projected the reimbursement cut resulting from the SGR formula would be approximately 20 percent, unless Congress acted to prevent the reduction. On December 18, 2013, Congress passed legislation that enacted a 0.5 percent increase in the conversion factor, which was effective until March 31, 2014. On April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014, or PAMA. PAMA extended the 0.5 percent increase through March 31, 2015 and made other changes to laboratory reimbursement discussed below. Currently, Congress is considering an extension of the increase enacted by PAMA. If Congress fails to act before March 31, 2015, or if it does not enact a long-term change to the SGR, then future decreases in the Medicare physician schedule are possible.

Medicare also has policies that may limit when we can bill directly for our services and when we must instead bill another provider, such as a hospital. When the testing that we perform is done on a specimen that was collected while the patient was in the hospital, as either an inpatient or outpatient, we may be required to bill the hospital for our services, rather than the Medicare program, depending on whether or not the service was ordered more than 14 days after the patient’s discharge from the hospital. These requirements are complex and time- consuming and, depending on what they require, may affect our ability to collect for our services.

Our reimbursement rates can vary based on whether we are considered to be an “in-network” provider, a participating provider, a covered provider or an “out-of-network” provider. These definitions can vary from insurance company to insurance company, but we are generally considered an “out of network” or non- participating provider in the vast majority of our cases. It is not unusual for a company that offers highly specialized or unique testing to be an “out of network” provider. An “in-network” provider usually has a contracted arrangement with the insurance company or benefits provider. This contract governs, among other things, service-level agreements and reimbursement rates. In certain instances an insurance company may negotiate an “in-network” rate for our testing rather than pay the typical “out-of-network” rate. An “in-network” provider usually has rates that are lower per test than those that are “out-of-network”, and that rate is based on the laboratory fee schedule. The discount rate varies based on the insurance company, the testing type and the often times the specifics of the patient’s insurance plan.

In May 2013 we entered into an agreement with Multiplan, Inc., a leading provider of healthcare cost management solutions, which we believe will help us improve reimbursement rates and shorten our collection times. We intend to seek similar arrangements with other health cost care managers and insurance companies.

In addition, as part of the Middle Class Tax Relief and Job Creation Act of 2012 (“MCTRJCA”), signed into law by the President on February 22, 2012, Congress eliminated the special billing rule that had allowed laboratories to bill Medicare for the technical component of certain pathology services furnished to patients of qualifying hospitals. Effective July 1, 2012, independent laboratories, like our laboratory, are required to bill the hospital, rather than the Medicare Program, for the technical component of these services in most instances.

Billing Codes for Third-party Payor Reimbursement

CPT codes are the main data code set used by physicians, hospitals, laboratories and other health care professionals to report separately-payable clinical laboratory tests for reimbursement purposes. The CPT coding system is maintained and updated on an annual basis by the American Medical Association. Although there is no specific code to report microarrays for oncology, such as our MatBA®-CLL, there are existing codes that describe all of the steps in our MatBA®-CLL testing process. We currently use a combination of different codes to describe the various steps in our testing process. Many of the CPT codes used to bill for molecular pathology tests such as ours have been significantly revised by the CPT Code Editorial Panel. These new codes replace the more general “stacking” codes that were previously used to bill for these services with more test-specific codes, which became effective January 2013. In the Final Physician Fee Schedule Rule, which was issued in November 2012, CMS stated that it had determined it would pay for the new codes as clinical laboratory tests, which are payable on the Clinical Laboratory Fee Schedule (CLFS). CMS also stated that it planned to “gapfill” the new codes; that is, it will ask the contractors to determine a reasonable price for the new codes. This process was completed in 2013, and these tests are now paid for under the new "gapfilled" rates.

Among the new codes that were created by CPT were a specific subset of codes called Multi-analyte Assays with Algorithmic Analysis (MAAAs). These tests typically use an algorithm applied to certain specific components to arrive at a score that is used to predict a particular clinical outcome. CMS recently stated that it will not issue a categorical determination for all MAAA tests, but will consider each individual test that is classified by the CPT as a MAAA on its own merits. Currently less than 10% of our revenue is derived from tests that may be considered MAAAs.

As of January 1, 2014 we are utilizing the “Not Otherwise Classified” (NOC) codes when billing for some of our MAAA tests. The reimbursement policies for the NOC codes vary from payor to payor with regard to specific tests and many of the payors have followed suit. This extends our revenue cycle for these particular tests, where the normal timeframe for reimbursement of a claim is approximately 45-90 days. These tests can take upwards of a year to be reimbursed. There can be no guarantees that Medicare and other payors will establish positive or adequate coverage policies or reimbursement rates in the future. We are moving forward with plans to obtain billing codes for our tests. A specific code for our tests, however, does not assure an adequate coverage policy or reimbursement rate. Please see the section entitled “Legislative and Regulatory Changes Impacting Clinical Laboratory Tests” for further discussion of certain legislative and regulatory changes to these billing codes and the impact on our business.

Coverage and Reimbursement for Our Proprietary Tests

Although MatBA® is a relatively new test, some third-party payors have established coverage and reimbursement policies set for other microarray-based tests. We have been able to receive reimbursement for our tests from some payors based on their established policies, including major commercial third-party payors.

The current landscape with payors is generally as follows:

Commercial Third-party Payors and Patient Pay. Where there is a coverage policy in place, we bill the payor and the patient in accordance with the established policy. Where there is no coverage policy in place, we pursue reimbursement on behalf of each patient on a case-by-case basis. Our efforts in obtaining reimbursement based on individual claims, including pursuing appeals or reconsiderations of claims denials, take a substantial amount of time, and bills may not be paid for many months, if at all. Furthermore, if a third-party payor denies coverage after final appeal, payment may not be received at all. We are working to decrease risks of nonpayment by implementing a revenue cycle management system. Third party payors are still establishing payment policies for panel-based tests.

Medicare and Medicaid. We believe that as much as 30% to 40% of our future market for our tests may be derived from patients covered by Medicare and Medicaid.

We cannot predict whether, or under what circumstances, payors will reimburse our proprietary tests. Payment amounts can also vary across individual policies. Denial of coverage by payors, or reimbursement at inadequate levels, would have a material adverse impact on market acceptance of our tests.

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

Under the statutory formula for clinical laboratory fee schedule amounts, increases are made annually based on the Consumer Price Index for All Urban Consumers as of June 30 for the previous twelve-month period. From 2004 through 2008, Congress eliminated the Consumer Price Index for All Urban Consumers update in the Medicare Prescription Drug, Improvement and Modernization Act of 2003. In addition, for years 2009 through 2013, the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) mandated a 0.5% cut to the Consumer Price Index for All Urban Consumers. Accordingly, the update for 2009 was reduced to 4.5% and negative 1.9% for 2010. In March 2010, the President signed into law PPACA, which, among other things, imposed additional cuts to the Medicare reimbursement for clinical laboratories. The PPACA replaced the 0.5% cut enacted by MIPPA with a “productivity adjustment” that will reduce the Consumer Price Index update in payments for clinical laboratory tests. In 2011, the productivity adjustment was -1.2%. In addition, the PPACA includes a separate 1.75% reduction in the CPI update for clinical laboratories for the years 2011 through 2015. On February 22, 2012, President Obama signed the MCTRJCA, which mandated an additional change in reimbursement for clinical laboratory services payments. This legislation requires CMS to reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which in turn will serve as a base for 2014 and subsequent years. Based on the changes required by PPACA and MCTRJCA, payment for clinical laboratory services will be reduced by approximately 0.25% for 2015.

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

For 2014, CMS projected the cut would be about 24%, unless Congress acted. However, on December 18, 2013, Congress passed legislation that enacted a 0.5% update in the conversion factor, which will be effective until March 31, 2014. Currently, Congress is considering a long-term fix to the SGR, which could eliminate the need for annual Congressional action. On April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014, or PAMA. PAMA extended the 0.5 percent increase through March 31, 2015 and made other changes to laboratory reimbursement discussed below. Currently, Congress is considering an extension of the increase enacted by PAMA. If Congress fails to act before March 31, 2015, or if it does not enact a long-term change to the SGR, then future decreases in the Medicare physician schedule are possible.

In addition to the reductions described above, our Medicare payments under both the CLFS and the PFS are also subject to an additional 2% reduction, as a result of “sequestration.” This automatic cut results because the Joint Select Committee on Deficit Reduction, which was created by congress in 2011, was unable to agree on a set of deficit reduction recommendations for Congress to vote on. The reduction is scheduled to continue until 2024.

For the year ended December 31, 2014 and the year ended December 31, 2013, approximately 11% and 13%, respectively, of our total revenues are derived from Medicare generally and any changes to the physician fee schedule that result in a decrease in payment could adversely impact our revenues and results of operations.

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

In addition, in the 2014 Proposed Rule, CMS also noted that payments for many codes paid under the Clinical Laboratory Fee Schedule have not been revised to reflect technological advances that have occurred since the CLFS was first developed in 1984. CMS therefore proposed that it would begin to review all codes on the CLFS and adjust them to reflect technological changes, a process that it expected would take about five years. However, in April of 2014, Congress passed the Protecting Access to Medicare Act, which eliminated CMS’s authority to implement its plan to adjust payments based on technological advances. CMS has since stated it will not implement this proposal.

In PAMA, Congress also changed the way the Medicare will pay for clinical laboratory services. Under PAMA, laboratories will be required to report the amount that they are paid by third party payors for each test beginning in January 2016. CMS will use this data to calculate a weighted median for each test. That new price will become effective on January 1, 2017, although any resulting reductions will be phased in over time. This data reporting process will be repeated every three years for most tests, although Advanced Diagnostic Laboratory Tests (“ADLTs”) will have to report every year. It is possible that some of our tests could be considered ADLTs, which will require us to report prices annually. In addition, we may also be required to obtain a code from CMS or an entity that it designates for our tests that have not previously had a code. It is not known at this time how these changes will affect our reimbursement.

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

Finally, some of our Medicare claims may be subject to policies issued by Palmetto GBA, the current Medicare Administrative Contractor for North Carolina, South Carolina, Virginia and West Virginia. The Medicare contractor has recently issued a Local Coverage Decision that affects coverage, coding and billing of many molecular diagnostic tests. Under this Local Coverage Determination, Palmetto will not cover any molecular diagnostic tests, including our tests, unless the test is expressly included in a National Coverage Determination issued by CMS or a Local Coverage Determination or coverage article issued by Palmetto. Currently, laboratory providers may submit coverage determination requests to Palmetto for consideration and apply for a unique billing code for each test (which is a separate process from the coverage determination). In the event that a non-coverage determination is issued, the laboratory must wait six months following the determination to submit a new request. In addition, effective May 1, 2012, Palmetto implemented its new Molecular Diagnostic Services Program, under which, among other things, laboratories must use newly-assigned billing codes specific to the test. These new billing codes enable Palmetto to measure utilization and apply coverage determinations. Denial of coverage by Palmetto, or reimbursement at inadequate levels, would have a material adverse impact on market acceptance of our tests. Other Medicare contractors are also following the policies adopted by Palmetto.

Governmental Regulations

Clinical Laboratory Improvement Amendments of 1988 and State Regulation
As a diagnostic service provider, we are required to hold certain federal, state and local licenses, certifications and permits to conduct our business. As to federal certifications, in 1988, Congress passed the Clinical Laboratory Improvement Amendments (“CLIA”) establishing quality standards for all laboratories testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. The Company’s laboratory is CLIA accredited. As to state laws, we are required to meet certain laboratory licensing and other requirements. Our laboratory holds the required licenses and accreditations obtained from the applicable state agencies in which we operate. For more information on state licensing requirements, see the sections entitled “Description of the Business-Government Regulations-New Jersey and New York State Laboratory Licensing” and “Description of the Business-Government Regulations-Other States’ Laboratory Testing”. Under CLIA, a laboratory is defined as any facility which performs laboratory testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease, or the impairment of, or assessment of health. CLIA also requires that we hold a certificate applicable to the type of work we perform and comply with certain standards. CLIA further regulates virtually all clinical laboratories by requiring they be accredited by the federal government and comply with various operational, personnel, facilities administration, quality and proficiency requirements intended to ensure that their clinical laboratory testing services are accurate, reliable and timely. CLIA compliance and accreditation is also a prerequisite to be eligible to bill for services provided to governmental payor program beneficiaries. CLIA is user-fee funded. Therefore, all costs of administering the program must be covered by the regulated facilities, including certification and survey costs.

We are subject to survey and inspection every two years to assess compliance with program standards, and may be subject to additional unannounced inspections. Laboratories performing high complexity testing are required to meet more stringent requirements than laboratories performing less complex tests. In addition, a laboratory like ours that is certified as “high complexity” under CLIA may obtain analyte specific reagents, which are used as the basis for diagnostic tests that are developed and validated for use in examinations the laboratory performs itself known as laboratory-developed tests (“LDTs”).

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

FDA

The U.S. Food and Drug Administration (“FDA”) regulates the sale or distribution, in interstate commerce, of medical devices under the Federal Food, Drug, and Cosmetic Act (“FDCA”), including in vitro diagnostic test kits, reagents and instruments used to perform diagnostic testing. Such devices must undergo pre-market review by FDA prior to commercialization unless the device is of a type exempted from such review by statute or pursuant to FDA’s exercise of enforcement discretion. FDA, to date, has not exercised its authority to actively regulate the development and use of LDTs such as ours as medical devices and therefore we do not believe that our LDTs currently require pre-market clearance or approval.

Section 1143 of the Food and Drug Administration Safety and Innovation Act, signed by the President on July 9, 2012, requires FDA to notify Congress at least 60 days prior to issuing a draft or final guidance regulating LDTS and provide details of the anticipated action. On July 31, 2014, FDA notified Congress pursuant to the FDASIA that it intended to issue draft Guidances that would regulate LDTs. On October 3, 2014, the FDA issued two separate draft guidances: “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” (“The Framework Draft Guidance”) and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests” (the “Notification Draft Guidance.”). In the Framework Draft Guidance, FDA states that after the Guidances are finalized, it will no longer exercise enforcement discretion with respect to most LDTs and will, instead, regulate them in a risk-based manner consistent with the existing classification of medical devices. Thus, the FDA plans to begin to enforce its medical device requirements, including premarket submission requirements, on LDTs that have historically been marketed without FDA premarket review and oversight. Comments on the Draft Guidances were due on February 2 and those comments are now being considered by the FDA. It is not known when the FDA may issue final Guidances or what form those Guidances may take.

The Framework Draft Guidance states that within six months after the Guidances are finalized, all laboratories will be required to give notice to the FDA and provide basic information concerning the nature of the LDTs offered. The FDA will then begin a phased review of the LDTs available, based on the risk associated with the test. For the highest risk LDTs, which the FDA classifies as Class III devices, the Framework Draft Guidance states that the FDA will begin to require premarket review within 12 months after the Guidance is finalized. Other high risk LDTs will be reviewed over the next four years and then lower risk tests, which will be classified as Class II, will be reviewed in the following four to nine years. The Framework Draft Guidance states that FDA expects to issue a separate Guidance describing the criteria for its risk-based classification 18-24 months after the Guidances are finalized.

If the FDA regulates LDTs as proposed, then it would classify LDTs according to the current system used to regulate medical devices. Under that system, there are three different classes of medical devices, with the requirements becoming more stringent depending on the Class. Class I devices are those for which reasonable assurance of the safety and effectiveness can be provided by adherence to FDA’s general regulatory controls for medical devices, which include compliance with the applicable portions of FDA’s Quality System Regulations, facility registration and product listing, reporting of adverse medical events and appropriate, truthful and non-misleading labeling, advertising and promotional materials, or general controls. Many Class I devices are exempt from pre-market regulation, however, some Class I devices require pre-market clearance by FDA through the 510(k) pre-market notification process described below.

Class II devices are subject to FDA’s general controls, and any other special controls as deemed necessary by FDA to provide reasonable assurance of the safety and effectiveness of the devices. Pre-market review and clearance by FDA for Class II devices are generally accomplished through the 510(k) pre-market notification procedure. Pre- market notification submissions are subject to user fees, unless a specific exemption applies. To obtain 510(k) clearance for a medical device (or for certain modifications to devices that have received 510(k) clearance), a manufacturer must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or to a pre-amendment device that was in commercial distribution before May 28, 1976 (a “predicate device”) for which FDA has not yet called for the submission of a pre-market approval (“PMA”) application. In making a determination that the device is substantially equivalent to a predicate device, FDA compares the proposed device to the predicate device or predicate devices and assesses whether the subject device is comparable to the predicate device or predicate devices with respect to intended use, technology, design and other features which could affect the safety and effectiveness. If FDA determines that the subject device is substantially equivalent to the predicate device or predicate devices, the subject device may be cleared for marketing. FDA’s 510(k) clearance pathway generally takes from three to twelve months from the date the application is completed, but can take significantly longer. Moreover, in January 2011, FDA announced twenty-five specific action items it intended to take to improve transparency and predictability of the 510(k) program. We anticipate that the changes may also result in additional requirements with which manufacturers will need to comply in order to obtain or maintain 510(k) clearance for their devices. These additional requirements could increase the costs or time for manufacturers’ seeking marketing clearances through the 510(k) process. Moreover, the 510(k) process could result in a not-substantially equivalent determination, in which case the device would be regulated as a Class III device, discussed below, or could be eligible for de novo classification available for novel low and moderate risk devices. In the de novo process, FDA can classify a device into Class I or Class II based on a risk- based determination without the submission of a 510(k) or within 30 days after receipt of a not-substantially equivalent determination. In 2013, several assays and diagnostic tests received pre-market approval through the de novo process.

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

Under the Guidances, LDTs would also be subject to significant post-market requirements as well. After a device is placed on the market, regardless of the classification or pre-market pathway, it remains subject to significant regulatory requirements. Even if regulatory approval or clearance of a medical device is granted, FDA may impose limitations or restrictions on the uses and indications for which the device may be labeled and promoted. Medical devices may be marketed only for the uses and indications for which they are cleared or approved.

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

We are monitoring developments and anticipate that our products (CGH-Microarrays and FISH Probes) will be able to comply with requirements that are ultimately imposed by the FDA. In the meantime, we maintain our CLIA accreditation, which permits the use of LDTs for diagnostics purposes.

We believe that our LDTs and, should we reach that point, our in vitro diagnostic test kits, would likely be regulated as either Class II or Class III devices should FDA decide to proceed in the way that it has outlined in the Guidances. It is also possible under those circumstances that some may fall into one Class and some into the other. Accordingly, some level of premarket review-either a 510(k), PMA or de novo approval-would likely be required for each test. While the data requirements are typically greater for Class III devices, the data required for Class II devices has increased, and it is likely that some amount of clinical data (retrospective or prospective or both) would be required for either type of submission. FDA continues to review the adequacy of its 510(k) process. It is difficult to predict what changes may result, but it should be assumed that any changes will increase, not decrease, the regulatory requirements.

In addition to the Draft Guidances discussed above, the FDA has taken other actions that could have an impact on our business. In 2013, FDA issued Final Guidance for industry regarding appropriate labeling and distribution practices for in vitro diagnostic products intended for research or investigational use only. FDA’s guidance cautions that labeling or distribution practices that conflict with research or investigational use (e.g., use in clinical diagnostic applications) could subject products shipped with research or investigational use labeling to all applicable requirements of the FDCA as well as enforcement action. As a result of FDA’s recent guidance, component suppliers for our LDTs may no longer be willing to distribute components to our clinical laboratory. If this were to occur, we could not produce our LDTs.

On August 6, 2014, the FDA also issued its Final Guidance on In Vitro Companion Diagnostic Devices. According to the Guidance, companion diagnostic devices are in vitro diagnostic devices that provide information that is essential for the safe and effective use of a corresponding therapeutic product. The Guidance notes that in most circumstances, FDA expects to approve or clear a companion diagnostic device and its corresponding therapeutic product contemporaneously, based on the label of the therapeutic product. If it were determined that our tests qualified as Diagnostic Devices then we might be required to file for either a 510(k) or a PMA, depending on the nature of the particular test.

Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”)
Under the administrative simplification provisions of HIPAA, as amended by HITECH, the United States Department of Health and Human Services has issued regulations which establish uniform standards governing the conduct of certain electronic health care transactions and protecting the privacy and security of Protected Health Information used or disclosed by health care providers and other covered entities. For further discussion of HIPAA and the impact on our business, see the section entitled “Risk Factors-Risks Related to Our Business-We are required to comply with laws governing the transmission, security and privacy of health information that require significant compliance costs, and any failure to comply with these laws could result in material criminal and civil penalties.”

Federal, State and Foreign Fraud and Abuse Laws
The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under a governmental payor program. The definition of “remuneration” has been broadly interpreted to include anything of value, including gifts, discounts, credit arrangements, payments of cash, waivers of co-payments, ownership interests and providing anything at less than its fair market value. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements within the health care industry, the Department of Health and Human Services has issued a series of regulatory “safe harbors.” These safe harbor regulations set forth certain provisions, which, if met, will assure health care providers and other parties that they will not be prosecuted under the federal Anti- Kickback Statute. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Statute will be pursued. For further discussion of the impact of federal and state health care fraud and abuse laws and regulations on our business, see the section entitled “Risk Factors-Risks Related to Our Business-We are subject to federal and state health care fraud and abuse laws and regulations and could face substantial penalties if we are unable to fully comply with such laws.”

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

Other States’ Laboratory Testing
In addition to New York, several other states require the licensure of out-of-state laboratories that accept specimens from those states, even though we are physically located in New Jersey. We have obtained licenses in these states and believe we are in compliance with their applicable licensing laws. Among the other states that require our laboratory to be licensed is the State of California. We believe we are currently in compliance with these requirements.

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

Segment and Geographical Information

We operate in one reportable business segment and derive revenue from multiple countries, with 97%, 97% and 92% coming from the United States in fiscal year 2014, 2013 and 2012, respectively.

Employees

As of December 31, 2014, we had a total of 139 full-time and 10 part-time employees, 35% of which hold graduate degrees including 20 doctorate degrees and 14 of which are engaged in full-time research and development activities. We plan to expand production, sales and marketing and our research and development programs, and we plan to hire additional staff as these initiatives are implemented. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Corporate and Available Information

We were incorporated in the State of Delaware on April 8, 1999. On July 16, 2014 we purchased substantially all of the assets of Gentris Corporation ("Gentris"), a laboratory specializing in pharmacogenomics profiling for therapeutic development, companion diagnostics and clinical trials. On August 18, 2014 we entered into two agreements by which we acquired BioServe Biotechnologies (India) Pvt. Ltd. (“BioServe”), a premier genomics services provider serving both the research and clinical markets in India, and as a result of the acquisition, BioServe became a subsidiary of ours.

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

This report includes the following trademarks, service marks and trade names owned by us: MatBA®, UroGenRA®, FHACT®, FReCaD™, Expand Dx™, Summation™, Select One®, DLBCL Complete™, Cervixcyte™, Leuka™, CGI®, CLL Complete®, and Empowering Personal Cancer Treatment®. These trademarks, service marks and trade names are the property of Cancer Genetics, Inc. and its affiliates.

Item 1A.	Risk Factors.
Risks Relating to Our Financial Condition and Capital Requirements
We are an early stage company with a history of net losses; we expect to incur net losses in the future, and we may never achieve sustained profitability.

We have historically incurred substantial net losses. We incurred losses of $16.6 million, $12.4 million and $6.7 million for fiscal years ended December 31, 2014, 2013 and 2012, respectively. From our inception in April 1999 through December 31, 2014, we had an accumulated deficit of $78.0 million. We expect our losses to continue principally as a result of ongoing research and development expenses and increased sales and marketing costs. These losses have had, and will continue to have, an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our research, development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows.
We may need to raise additional capital to fund our existing operations, to develop, validate and commercialize new tests and technologies, to expand our operations and repay indebtedness.
We may need to raise additional financing to fund our current level of operations. For the year ended December 31, 2014, net cash used in operating activities was $12.3 million. We also need capital to fund our capital contributions of up to $4.0 million to our joint venture with Mayo and to satisfy indebtedness of approximately $6.0 million due to Wells Fargo Bank. We believe that our current cash will support our operations for 24 months. We can provide no assurances that any additional sources of financing will be available to us on favorable terms, if at all, when needed. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative, sales and marketing and research and development activities are forward-looking statements and involve risks and uncertainties.
Additional financing, which is not in place at this time, may be from the sale of equity or convertible or other debt securities in a public or private offering, from an additional or new credit facility or from strategic partnership coupled with an investment in us or a combination of forms. We may be unable to raise sufficient additional financing on terms that are acceptable to us, if at all. Our failure to raise additional capital and in sufficient amounts when needed may significantly impact our ability to expand our business. For further discussion of our liquidity requirements, see the section entitled “Liquidity and Capital Resources—Capital Resources and Expenditure Requirements”.
We also may need to raise capital to expand our business to meet our long-term business objectives, including to:

•	increase our sales and marketing efforts to drive market adoption and address competitive developments;

•	fund development, validation and marketing efforts of current and future tests;

•	comply with current and evolving regulatory requirements;

•	further expand our clinical laboratory operations;

•	expand our technologies into other types of cancer;

•	acquire, license or invest in technologies;

•	acquire or invest in complementary businesses or assets; and

•	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements and our forecast of the period of time through which our current financial resources will be adequate to support our operations will depend on many factors, including:

•	our ability to achieve revenue growth;

•	our ability to obtain approvals for our new diagnostic tests;

•	our ability to execute on our marketing and sales strategy for our genomic tests and gain acceptance of our tests in the market;

•	our ability to obtain adequate reimbursement from governmental and other third-party payors for our tests and services;

•	the costs, scope, progress, results, timing and outcomes of the clinical trials of our diagnostic tests;

•	the costs of operating and enhancing our laboratory facilities;

•	the costs for funding the operations we recently acquired and our ability to successfully integrate those operations with and into our own;

•	the costs of additional general and administrative personnel;

•	the timing of and the costs involved in regulatory compliance. particularly in the regulations change;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	our ability to manage the costs of manufacturing our NGS panels, microarrays and FHACT® probe;

•	our rate of progress in, and cost of research and development activities associated with, products in research and early development;

•	the effect of competing technological and market developments;

•	costs related to international expansion; and

•	our ability to secure financing and the amount thereof.
The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also could provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations and increase our interest expense. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or tests, or grant licenses on terms that are not favorable to us.
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
We currently derive substantially all of our revenues from our laboratory testing services. We have only recently begun offering our proprietary NGS panels and microarrays through our CLIA-accredited and state licensed laboratory. We also only recently launched FHACT™ for use as a diagnostic tool for cervical cancer in non-U.S. markets. We are in varying stages of research and development for other diagnostic tests that we may offer.
We also have only recently begun to provide our Biopharma Services and Discovery Services. Biopharma Services are services and tests provided to biopharmaceutical companies and clinical research organizations in connection with phase I, phase II or phase III studies for development of therapeutic drugs. The nature of these services is that they tend to come in relatively large projects but episodically, rather than providing steady sources of revenues. It is unclear at this stage of our development whether we will be able to maintain and grow the number of biopharmaceutical companies and clinical research organizations who will avail themselves of our services, or how regular a flow of drug development projects we will be able to obtain from existing customers.
If we are unable to increase sales of our laboratory tests and services or to successfully develop, validate and commercialize other diagnostic tests, we will not produce sufficient revenues to become profitable.

Our quarterly operating results may be subject to significant fluctuations and may be difficult to forecast.

In recent years, we have been expanding our Biopharma Services and Discovery Services business. The nature of these services is that they tend to come in relatively large projects but episodically, rather than providing steady sources of revenues. The timing, size and duration of our contracts with biopharmaceutical companies and clinical research organizations depend on the size, pace and duration of such customer’s clinical trial, over which we have no control and sometimes limited visibility. In addition, our expense levels are based, in part, on expectation of future revenue levels. A shortfall in expected revenue could, therefore, result in a disproportionate decrease in our net income. As a result, our quarterly operating results may be subject to significant fluctuations and may be difficult to forecast.

If pathologists and oncologists decide not to order our diagnostic tests and/or biopharmaceutical companies and clinical research organizations decide not to use our diagnostic tests and services in connection with their clinical trials, we may be unable to generate sufficient revenue to sustain our business.

To generate demand for our Clinical Services, we will need to educate oncologists and pathologists on the clinical utility, benefits and value of each type of test we provide through published papers, presentations at scientific conferences and one-on-

one education sessions by members of our sales force. In addition, we will need to assure oncologists and pathologists of our ability to obtain and maintain adequate reimbursement coverage from third-party payors. To generate demand for our Biopharma Services and Discovery Services, we need to educate biopharmaceutical companies and clinical research organizations on the utility of our genomic-based tests and services to improve the outcomes of clinical trials for new oncology drugs and more rapidly advance targeted therapies through the clinical development process through published papers, presentations at scientific conferences and one-on-one education sessions by members of our sales force. We may need to hire additional commercial, scientific, technical and other personnel to support this process. If we cannot convince medical practitioners, biopharmaceutical companies or clinical research organizations to order our diagnostic tests or other future tests we develop, we will likely be unable to create demand for our tests in sufficient volume for us to achieve sustained profitability.

If we are unable to successfully validate our laboratory tests and services, we will not be able to increase revenues.
Pathologists and oncologists may not order our proprietary tests unless we are able to provide compelling evidence that the tests are useful to patient treatment and produce actionable information with respect to the diagnosis, prognosis and theranosis of the various cancers on which our work is focused. In addition, biopharmaceutical companies and clinical research organizations may not order our proprietary tests unless we are able to provide compelling evidence that such tests improve the outcomes of clinical trials for new oncology drugs and allow biopharmaceutical companies to more rapidly advance targeted therapeutics. While we have validated all of the tests that we currently offer, we believe that we will need to finance and successfully complete additional and more powerful studies, and then effectively disseminate the results of those studies, to drive widespread adoption of our tests and thereby increase our revenues.

The commercial success of our Clinical Services business could be compromised if third-party payors, including managed care organizations and Medicare, do not provide coverage and reimbursement, breach, rescind or modify their contracts or reimbursement policies or delay payments for our molecular diagnostic tests.

Pathologists and oncologists may not order our molecular diagnostic tests unless third-party payors, such as managed care organizations and government payors, such as Medicare and Medicaid, pay a substantial portion of the test price. Coverage and reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are:

•	not experimental or investigational;

•	medically necessary;

•	appropriate for the specific patient;

•	cost-effective;

•	supported by peer-reviewed publications; and

•	included in clinical practice guidelines.

Uncertainty surrounds third-party payor reimbursement of any test incorporating new technology, including tests developed using our microarrays and NGS panels. Technology assessments of new medical tests and devices conducted by research centers and other entities may be disseminated to interested parties for informational purposes. Third-party payors and health care providers may use such technology assessments as grounds to deny coverage for a test or procedure.

Because each payor generally determines for its own enrollees or insured patients whether to cover or otherwise establish a policy to reimburse our diagnostic tests, seeking payor approvals is a time-consuming and costly process. We cannot be certain that coverage for our tests will be provided in the future by additional third-party payors or that existing contracts, agreements or policy decisions or reimbursement levels will remain in place or be fulfilled under existing terms and provisions. If we cannot obtain coverage and reimbursement from private and governmental payors such as Medicare and Medicaid for our current tests, or new tests or test enhancements that we may develop in the future, our ability to generate revenues from our clinical services could be limited, which may have a material adverse effect on our financial condition, results of operations and cash flow. Further, we have experienced in the past, and will likely experience in the future, delays and temporary interruptions in the receipt of payments from third-party payors due to missing documentation and other issues, which could cause delay in collecting our revenue.

Our business depends on our ability to successfully commercialize novel cancer diagnostic tests and services, which is time consuming and complex, and our development efforts may fail.
Our current business strategy focuses on discovering, developing and commercializing molecular diagnostic tests and services. We believe the success of our business depends on our ability to fully validate and commercialize our existing diagnostic tests and services and to develop and commercialize new diagnostic tests. We have multiple tests we are currently offering and in development, but research, development and commercialization of diagnostic tests is time-consuming, uncertain and complex.

Tests we currently offer in our laboratory, or any additional technologies that we may develop, may not succeed in reliably diagnosing or predicting the recurrence of cancers with the sensitivity and specificity necessary to be clinically useful, and thus may not succeed commercially. In addition, prior to or an in continuing in conjunction with commercializing our diagnostic tests, we must undertake time-consuming and costly development activities, including clinical studies, and obtain regulatory clearance or approval, which may be denied. This development process involves a high degree of risk, substantial expenditures and will occur over several years. Our development efforts may fail for many reasons, including:

•	failure of the tests at the research or development stage;

•	difficulty in accessing archival tissue samples, especially tissue samples with known clinical results; or

•	lack of sufficient clinical validation data to support the effectiveness of the test.
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

In July 2014, we acquired Gentris, which provides genomic testing and pharmacogenomics services to half of the top ten BioPharma companies globally and has participated and performed genomic analysis for over 1,000 clinical trials. Gentris has operations in Raleigh (Research Triangle Park), North Carolina and Shanghai, China. In addition, in August 2014 we acquired BioServe. BioServe is a genomic service and next-generation sequencing company founded in 2002 serving both the research and clinical markets and based a leading genomic service and next-generation sequencing company founded in 2002 serving both the research and clinical markets and based in Hyderabad, India in Hyderabad, India. Our failure to successfully integrate the operations of Gentris and BioServe could have a material adverse effect on our business, operating results and financial condition by reason of our failure to realize a sufficient benefit and financial return on capital expended in connection with these acquisitions.

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
As part of our business strategy, we may pursue other acquisitions of businesses and assets. We also may pursue strategic alliances and joint ventures that leverage our core technology and industry experience to expand our offerings or distribution. For example, we entered into a joint venture in May 2013 with Mayo Foundation for Education and Research. We have no experience with acquiring other companies and limited experience with forming strategic alliances and joint ventures. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. Integration of an acquired company also may disrupt ongoing operations and require management resources that would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could have a material negative effect on our results of operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture.

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
In November 2011, we entered into an affiliation agreement with the Mayo Foundation for Medical Education and Research, subsequently amended. Under the agreement, we formed a joint venture in May 2013 to focus on developing oncology diagnostic services and tests utilizing next generation sequencing. We have made $2.0 million in capital contributions to that joint venture through December 31, 2014. The agreement requires additional capital contributions by us of up to $4.0 million over the next thirty months, subject to the joint venture achieving certain operational milestones. The operation of the joint venture may also divert management time from operating our business. No assurances can be given that we will be able to fully fund the joint venture agreement, or that, even if funded, the joint venture will ever achieve the research, development and commercial objectives currently contemplated by the parties, such as the discovery and commercialization of new diagnostic tests utilizing next-generation sequencing. If the development efforts of the joint venture do not result in commercially successful tests or services, it will have an adverse effect on our business, financial condition and results of operations.
If we are unable to obtain regulatory clearance or approvals in the United States, if we experience delays in receiving clearance or approvals, or if we do not gain acceptance from other laboratories of any cleared or approved diagnostic tests at their facilities, our growth strategy may not be successful.
We currently offer our proprietary tests in conjunction with our comprehensive panel of laboratory services in our CLIA-accredited laboratory. Because we currently offer these tests and services solely for use within our laboratory, we believe we may market the tests as LDTs. Under current FDA enforcement policies and guidance, LDTs generally do not require FDA premarket clearance or approval before commercialization, and we have marketed our LDTs on that basis (although, the FDA has recently announced that such policy may be changing). However, an element of our long-term strategy is to place molecular diagnostic tests on-site with other laboratories to broaden access to our technology and increase demand for our tests and any future diagnostic tests that we may develop. FDA regulates diagnostic kits sold and distributed through interstate commerce as medical devices. Unless an exemption applies, generally, before a new medical device or a new use for a medical device may be sold or distributed in the United States, the medical device must receive either FDA clearance of a 510(k) pre-market notification or pre-market approval. As a result, before we can market or distribute our tests in the United States for use by other clinical testing laboratories, we must first obtain pre-market clearance or pre-market approval from FDA. We have not yet applied for clearance or approval from FDA, and need to complete additional validations before we are ready to apply. We believe it would likely take two years or more to conduct the studies and trials necessary to obtain approval from FDA to commercially launch any of our proprietary products outside of our clinical laboratory. Once we do apply, we may not receive FDA clearance or approval for the commercial use of our tests on a timely basis, or at all. If we are unable to achieve clearance or approval or if clinical diagnostic laboratories do not accept our tests, our ability to grow our business by deploying our tests could be compromised.

Recent announcements from the Federal Food and Drug Administration may impose additional regulatory obligations and costs upon our business.

On October 3, 2014 the FDA issued two draft guidance documents regarding oversight of laboratory developed tests (LDTs). The two draft guidance documents are entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” (the “Framework Guidance”) and “FDA Notification and Medical Device Reporting for Laboratory Developed Test (LDTs)” (the “Notification Guidance”). According to the Framework Guidance, FDA plans to take a phased-in risk-based approach to regulating LDTs. FDA has proposed in the Framework Guidance that there will be three groups of LDTs: (i) LDTs subject to full enforcement discretion, (ii) LDTs subject to partial enforcement discretion; and (iii) LDTs subject to full FDA regulation. FDA plans to phase in enforcement of LTD premarket review, quality system oversight and adverse event reporting over a number of years. Under this new risk based approach, it is possible that some level of pre-market review may be required for our LDTs-either a 510(k) or PMA-which may require us to obtain additional clinical data. The draft guidance documents are subject to public comment. The final date for comments was February 2, 2015, after which time the FDA will review the comments. The FDA has noted that while it has always asserted the power to regulate LDTs, it has chosen not to do so to date as a matter of enforcement discretion. We cannot tell at this time what additional costs and regulatory burdens, any final FDA guidance or FDA enforcement of its regulations may have on our business or operations.

If we are unable to execute our marketing strategy for our cancer diagnostic tests and are unable to gain acceptance in the market, we may be unable to generate sufficient revenue to sustain our business.
We are an early-stage company and have engaged in only limited sales and marketing activities for the diagnostic tests and services offered in our clinical laboratory. To date, we have received very limited revenue from sales of our tests.
Although we believe that our diagnostic tests represent promising commercial opportunities, our tests may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or profits for us. We will need to establish a market for our diagnostic tests and build that market through physician education and awareness programs. Gaining acceptance in medical communities requires that we perform additional studies after validating the efficacy of our tests and services for the diagnosis, prognosis and treatment of cancer, and that we obtain acceptance of the results of those studies using our tests for publication in leading peer-reviewed medical journals. The results of any studies are always uncertain and even if we believe such studies demonstrate the value of our tests, they process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals would limit the adoption of our tests. Our ability to successfully market the diagnostic tests that we may develop will depend on numerous factors, including:

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
In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. There are several new cancer drugs under development that may increase patient survival time. There have also been advances in methods used to analyze very large amounts of genomic information. We must continuously develop new tests and enhance our existing tests to keep pace with evolving standards of care. Our existing tests could become obsolete unless we continually innovate and expand them to demonstrate benefit in patients treated with new therapies. New cancer therapies typically have only a few years of clinical data associated with them, which limits our ability to perform clinical studies and correlate sets of genes to a new treatment’s effectiveness. If we cannot adequately demonstrate the applicability of our tests to new treatments, sales of our tests and services could decline, which would have a material adverse effect on our business, financial condition and results of operations.
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

Our success in selling our clinical laboratory services, biopharma services, discovery services, diagnostic tests and any other tests or products that we are able to develop will require us to expand our sales force in the United States and internationally by recruiting additional sales representatives with extensive experience in oncology and close relationships with medical oncologists, surgeons, pathologists and other hospital personnel, as well as biopharmaceutical companies and clinical research organizations. To achieve our marketing and sales goals, we will need to substantially expand our sales and commercial infrastructure, with which to date we have had little experience. Sales professionals with the necessary technical and business qualifications are in high demand, and there is a risk that we may be unable to attract, hire and retain the number of sales professionals with the right qualifications, scientific backgrounds and relationships with decision-makers at potential customers needed to achieve our sales goals. We may face competition from other companies in our industry, some of whom are much larger than us and who can pay greater compensation and benefits than we can, in seeking to attract and retain qualified sales and marketing employees. If we are unable to hire and retain qualified sales and marketing personnel, our business will suffer.
We have indebtedness with restrictive covenants that limit our ability to obtain additional debt financing and that requires us to restrict cash as collateral, which could have a material adverse effect on our financial condition, our ability to fund operations, and react to changes in our business.
As of December 31, 2014, we had indebtedness for borrowed money due on April 1, 2016 in the aggregate principal amount of $6.0 million under a line of credit with Wells Fargo. We are required to restrict $6.0 million in cash as collateral. Additionally, we are required to maintain limits on capital spending and are restricted as to the amount we may pledge as collateral for additional borrowings from any source. Our debt and related covenants could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position. For example, it could:

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
If our laboratory facilities become damaged or inoperable, or we are required to vacate any facility, our ability to provide services and pursue our research and development efforts may be jeopardized.
We currently derive substantially all of our revenues from our laboratory testing services. We do not have any clinical reference laboratory facilities outside of our facilities in Rutherford, New Jersey, Morrisville, North Carolina and Hyderabad, India. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including fire, flooding and power outages, which may render it difficult or impossible for us to perform our tests or provide laboratory services for some period of time. The inability to perform our tests or the backlog of tests that could develop if any of our facilities is inoperable for even a short period of time may result in the loss of customers or harm to our reputation or relationships with collaborators, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our facilities and the equipment we use to perform our research and development work could be costly and time-consuming to repair or replace.
Additionally, a key component of our research and development process involves using biological samples and the resulting data sets and medical histories, as the basis for our diagnostic test development. In some cases, these samples are difficult to obtain. If the parts of our laboratory facilities where we store these biological samples are damaged or compromised, our ability to pursue our research and development projects, as well as our reputation, could be jeopardized. We carry insurance for damage to our property and the disruption of our business, but this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.
Further, if any of our laboratories became inoperable we may not be able to license or transfer our proprietary technology to a third-party, with established state licensure and CLIA accreditation under the scope of which our diagnostic tests could be performed following validation and other required procedures, to perform the tests. Even if we find a third-party with such qualifications to perform our tests, such party may not be willing to perform the tests for us on commercially reasonable terms.

If we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenues or achieve and sustain profitability.
We face competition from mainstream diagnostic methods that pathologists and oncologists use and have used for many years. It may be difficult to change the methods or behavior of the referring pathologists and oncologists to incorporate our molecular diagnostic testing in their practices. We believe that we can introduce our diagnostic tests successfully due to their clinical utility and the desire of pathologists and oncologists to find solutions for more accurate diagnosis, prognosis and personalized treatment options for cancer patients.
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
Due to the early stage nature of our business and our limited sales and marketing activities to date, we have historically derived a significant portion of our revenue from a limited number of test ordering sites, although the test ordering sites that generate a significant portion of our revenue may change from period to period. Our test ordering sites are largely hospitals, cancer centers, reference laboratories and physician offices, as well as biopharmaceutical companies as part of a clinical trial. Oncologists and pathologists at these sites order the tests on behalf of the needs of their oncology patients or as part of a clinical trial sponsored by a biopharmaceutical company in which the patient is being enrolled. The top five test ordering sites during 2014, 2013 and 2012 accounted for 56%, 69% and 58% respectively, of our clinical testing volumes, with 38%, 36% and 46% respectively, of the volume coming from community hospitals. During the year ended December 31, 2014, two Biopharma clients accounted for approximately 23% and 12% respectively of our revenue. During the year ended December 31, 2013 there was one Biopharma client that accounted for approximately 40% of our revenue. During 2012 there were three sites which each accounted for more than 10% of our revenue: a Biopharma client accounted for approximately 13%, a university teaching center accounted for approximately 11% and a community hospital accounted for approximately 10% of our revenue.
We expect to continue to incur significant expenses to develop and market our diagnostic tests, which could make it difficult for us to achieve and sustain profitability.
In recent years, we have incurred significant costs in connection with the development of our diagnostic tests. For the year ended December 31, 2014, our research and development expenses were $4.6 million, which was 45% of our net revenue and our sales and marketing expenses were $4.0 million, which was 39% of revenue. For the year ended December 31, 2013, our research and development expenses were $2.2 million, which was 33% of our revenue, and our sales and marketing expenses were $1.8 million, which was 28% of revenue. For the year ended December 31, 2012, our research and development expenses were $2.1 million, which was 49% of our revenue and our sales and marketing expenses were $1.4 million, which was 33% of revenue. We expect our expenses to continue to increase, in absolute dollars, for the foreseeable future as we seek to expand the clinical utility of our diagnostic tests, drive adoption of and reimbursement for our diagnostic tests and develop new tests. As a result, we will need to generate significant revenues in order to achieve sustained profitability.
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

Security breaches, loss of data, and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we and our third-party billing and collections provider collect and store sensitive data, including legally protected health information, personally identifiable information, intellectual property, and proprietary business information owned or controlled by ourselves or our customers, payors, and biopharmaceutical partners. The secure processing, storage, maintenance, and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party billing and collections provider, may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance, or other disruptions. Any such breach or interruption could compromise our networks, and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the HIPAA, and regulatory penalties. Unauthorized access, loss, or dissemination could also disrupt our operations, including our ability to conduct our analyses, provide test results, bill payors or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process, and prepare company financial information, provide information about our products and other patient and physician education and outreach efforts through our website, manage the administrative aspects of our business, and damage our reputation, any of which could adversely affect our business.

The U.S. Office of Civil Rights may impose penalties on a covered entity for a failure to comply with a requirement of HIPAA. Penalties will vary significantly depending on factors such as the date of the violation, whether the covered entity knew or should have known of the failure to comply, or whether the covered entity’s failure to comply was due to willful neglect. These penalties include civil monetary penalties of $100 to $50,000 per violation, up to an annual cap of $1,500,000. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one year imprisonment. The criminal penalties increase to $100,000 and up to five years imprisonment if the wrongful conduct involves false pretenses, and to $250,000 and up to 10 years imprisonment if the wrongful conduct involves the intent to sell, transfer, or use identifiable health information for commercial advantage, personal gain, or malicious harm. The U.S. Department of Justice is responsible for criminal prosecutions under HIPAA. Furthermore, in the event of a breach as defined by HIPAA, the covered entity has specific reporting requirements under the HIPAA regulations. In the event of a significant breach, the reporting requirements could include notification to the general public.
In addition, the interpretation and application of consumer, health-related, and data protection laws in the United States, Europe, and elsewhere are often uncertain, contradictory, and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy regulations may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.
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

Although some of these provisions may negatively impact payment rates for clinical laboratory services, the PPACA also extends coverage to approximately 32 million previously uninsured people, which may result in an increase in the demand for our tests and services. The mandatory purchase of insurance has been strenuously opposed by a number of state governors, resulting in lawsuits challenging the constitutionality of certain provisions of the PPACA. On June 28, 2012, the Supreme Court upheld the constitutionality of the health care reform law, with the exception of certain provisions dealing with the expansion of Medicaid coverage under the law. Therefore, most of the law’s provisions will go into effect in 2013 and 2014. Congress has also proposed a number of legislative initiatives, including possible repeal of the PPACA. Recently, the Supreme Court heard arguments in the case of Burwell v. King, which considers whether the it was permissible for the federal government to extend tax subsidies to those individuals who purchased coverage through federal exchanges, in addition to the exchanges established by individual states. If the Court were to find that subsidies to those who purchased through the federal exchanges were not permissible, it is possible that many individuals would be unable to afford to purchase coverage. This would significantly affect the viability of PPACA.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. Recently, on August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. This 2% sequester was recently extended through 2024.
The full impact on our business of the PPACA and the new law is uncertain. In addition, on February 22, 2012, the President signed the Middle Class Tax Relief and Job Creation Act of 2012 (“MCTRJCA”), which, among other things, mandated an additional change in Medicare reimbursement for clinical laboratory services. This legislation requires a rebasing of the Medicare clinical laboratory fee schedule to effect a 2% reduction in payment rates otherwise determined for 2013. This will serve as a base for 2014 and subsequent years. As a result of the changes mandated by PPACA and MCTRJCA, CMS projects laboratory services for 2015 will be reduced by approximately 0.25%.

Further, in 2014, Congress passed the Protecting Access to Medicare Act or PAMA which also makes significant changes in the way the Medicare will pay for laboratory services. Under PAMA, laboratories will be required to report the amount that they are paid by third party payors for each test beginning in January 2016. CMS will use this data to calculate a weighted median for each test. That new price will become effective on January 1, 2017, although any resulting reductions will be phased in over time. This data reporting process will be repeated every three years for most tests, although certain advanced diagnostic tests will have to report every year. It is possible that some of our tests may qualify as Advanced Diagnostic Laboratory Tests, which will require us to submit pricing annually. In addition, under PAMA, we will also be required to obtain new codes from CMS or any entity it designates, for our tests that do not currently have codes. If PAMA results in a significant reduction in the prices for our tests, it could have a significant impact on our revenues.
Certain of our laboratory services are paid under the Medicare Physician Fee Schedule and, under the current statutory formula, the rates for these services are updated annually. For the past several years, the application of the statutory formula would have resulted in substantial payment reductions if Congress failed to intervene. In the past, Congress passed interim legislation to prevent the decreases. On November 1, 2012, the Centers for Medicare & Medicaid Services (CMS) issued the Final Rule. In the Final Rule, CMS called for a reduction of approximately 26.5% in the 2013 conversion factor that is used to calculate physician reimbursement. However, the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, prevents this proposed cut and keeps the current reimbursement rate in effect until December 31, 2013. For 2014, CMS had projected the reimbursement cut resulting from the SGR formula would be approximately 20 percent, unless Congress acted to prevent the reduction. On December 18, 2013, Congress passed legislation that enacted a 0.5 percent increase in the conversion factor, which was effective until March 31, 2014. On April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014, or PAMA. PAMA extended the 0.5 percent increase through March 31, 2015 and made other changes to laboratory reimbursement discussed below. Currently, Congress is considering an extension of the increase enacted by PAMA. If Congress fails to act before March 31, 2015, or if it does not enact a long-term change to the SGR, then future decreases in the Medicare physician schedule are possible. If Congress fails to act in future years to offset similar proposed reductions, the resulting decrease in payment could adversely impact our revenues and results of operations.
In addition, many of the Current Procedure Terminology (“CPT”) procedure codes that we use to bill our tests were revised by the AMA, effective January 1, 2013. In the Final Rule, CMS announced that it has decided to keep the new molecular codes on the Clinical Laboratory Fee Schedule (CLFS), rather than move them to the Physician Fee Schedule as some stakeholders had urged. CMS also announced that for 2013 it would price the new codes using a “gapfilling” process by which it will refer the codes to the Medicare contractors to allow them to determine an appropriate price. Those prices were determined and became effective January 1, 2014. In addition, CMS also stated that it would not recognize certain of the new codes for Multi-analyte Assays for Algorithmic Assays (MAAAs) because it does not believe they qualify as clinical laboratory tests. However, more recently, it has determined that the individual contractors may determine whether to pay for MAAA tests on a case by case basis. Our reimbursement could be adversely affected by CMS’ action in this area. There can be no guarantees that Medicare and other payors will establish positive or adequate coverage policies or reimbursement rates.
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
For the year ended December 31, 2014, we derived approximately 16% of our total revenue from private insurance, including managed care organizations and other health care insurance providers, 11% from Medicare and 16% from other healthcare facilities billed directly. Medicare and other third-party payors may withdraw their coverage policies or cancel their contracts with us at any time, review and adjust the rate of reimbursement or stop paying for our tests altogether, which would reduce our total revenues.
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
Under current Medicare billing rules, claims for our tests performed on Medicare beneficiaries who were hospital inpatients when the tumor tissue samples were obtained and whose tests were ordered less than 14 days from discharge must be incorporated in the payment that the hospital receives for the inpatient services provided. Accordingly, we must bill individual hospitals for tests performed on Medicare beneficiaries during these timeframes in order to receive payment for our tests. Because we generally do not have a written agreement in place with these hospitals that purchase these tests, we may not be paid for our tests or may have to pursue payment from the hospital on a case-by-case basis. In addition, until 2012, we were permitted to bill globally for certain anatomic pathology services we furnished to certain hospitals, i.e. we billed both the technical component and the professional component to Medicare. As part of the Middle Class Tax Relief and Job Creation Act of 2012, Congress terminated the special provision for “grandfathered” hospitals as of July 1, 2012. Therefore, as of that date we were required to bill all hospitals for the technical component of all anatomic pathology services we furnish to their patients, which may be difficult and/or costly for us.
Further, the Medicare Administrative Contractors who process claims for Medicare also can impose their own rules related to coverage and payment for laboratory services provided in their jurisdiction. Recently, Palmetto GBA, the Medicare Administrative Contractor for North Carolina, South Carolina, Virginia and West Virginia, announced a comprehensive new billing policy and a coverage policy applicable to molecular diagnostic tests, such as ours. Under coverage policy, Palmetto will deny payment for molecular diagnostic tests, unless it has issued a positive coverage determination for the test. Other Medicare contractors are also adopting policies similar to Palmetto’s. If any of our tests are subject to the Palmetto policy and/or the Palmetto policy is adopted by other contractors that process claims with hospitals or laboratories that purchase and bill for our tests, our business could be adversely impacted.
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
We believe that our proprietary tests, as utilized in our laboratory testing, are LDTs. As a result, we believe that pursuant to FDA’s current policies and guidance that FDA does not require that we obtain regulatory clearances or approvals for our LDTs. The container we provide for collection and transport of tumor samples from a pathology laboratory to our clinical reference laboratory may be a medical device subject to FDA regulation but is currently exempt from pre-market review by FDA. While we believe that we are currently in material compliance with applicable laws and regulations, we cannot assure you that FDA or other regulatory agencies would agree with our determination, and a determination that we have violated these laws, or a public announcement that we are being investigated for possible violations of these laws, could adversely affect our business, prospects, results of operations or financial condition.
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
On July 31, 2014, FDA notified Congress pursuant to the FDASIA that it intended to issue draft Guidances that would regulate LDTs. On October 3, 2014, the FDA issued two separate draft guidances: “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” (“The Framework Draft Guidance”) and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests” (the “Notification Draft Guidance.”). In the Framework Draft Guidance, FDA states that after the Guidances are finalized, it will no longer exercise enforcement discretion with respect to most LDTs and will, instead, regulate them in a risk-based manner consistent with the existing classification of medical devices. Thus, the FDA plans to begin to enforce its medical device requirements, including premarket submission requirements, on LDTs that have historically been marketed without FDA premarket review and oversight. Comments on the Draft Guidances were due on February 2 and those comments are now being considered by the FDA. It is not known when the FDA may issue final Guidances or what form those Guidances may take.

The Framework Draft Guidance states that within six months after the Guidances are finalized, all laboratories will be required to give notice to the FDA and provide basic information concerning the nature of the LDTs offered. The FDA will then begin a phased review of the LDTs available, based on the risk associated with the test. For the highest risk LDTs, which the FDA classifies as Class III devices, the Framework Draft Guidance states that the FDA will begin to require premarket review within 12 months after the Guidance is finalized. Other high risk LDTs will be reviewed over the next four years and then lower risk tests, which will be classified as Class II, will be reviewed in the following four to nine years. The Framework Draft Guidance states that FDA expects to issue a separate Guidance describing the criteria for its risk-based classification 18-24 months after the Guidances are finalized. At this time, we cannot predict how our tests would be classified.

If the FDA regulates LDTs as proposed, then it would classify LDTs according to the current system used to regulate medical devices. Under that system, there are three different classes of medical devices, with the requirements becoming more stringent depending on the Class.

If the Guidances are finalized, it could require that we conduct clinical trials in support of a 510(k) submission or PMA application. These trials generally require an effective Investigational Device Exemption from FDA for a specified number of patients, unless the product is exempt from Investigational Device Exemption requirements or deemed a non-significant risk device eligible for more abbreviated Investigational Device Exemption requirements. The Investigational Device Exemption application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin 30 days after the submission of the Investigational Device Exemption application unless FDA or the appropriate institutional review boards at the clinical trial sites place the trial on clinical hold.

Under the Guidances, LDTs would also be subject to significant post-market requirements as well. After a device is placed on the market, regardless of the classification or pre-market pathway, it remains subject to significant regulatory requirements. Even if regulatory approval or clearance of a medical device is granted, FDA may impose limitations or restrictions on the uses and indications for which the device may be labeled and promoted. Medical devices may be marketed only for the uses and indications for which they are cleared or approved.

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
Our ability to market certain of our tests and services, domestically and/or internationally, is in part derived from licenses to intellectual property which is owned by third parties. As such, we may not be able to continue selling our tests and services if we lose our existing licensed rights or sell new tests and services if we cannot obtain such licensed rights on reasonable terms. In particular, we currently in-license a biomarker from the National Cancer Institute used in our FHACT® probe. Further, we may also need to license other technologies to commercialize future products.
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

Risks relating to our International Operations
International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

Our business strategy incorporates international expansion, including our recent acquisitions which have provided us with facilities in India and China, and the possibility of establishing and maintaining clinician marketing and education capabilities in other locations outside of the United States and expanding our relationships with distributors and manufacturers. Doing business internationally involves a number of risks, including:

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

With the completion of the Gentris acquisition, a portion of our assets and operations are located in China and we are subject to regulatory, economic, political and other uncertainties in China.

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

Additional factors that we may experience in connection with having operations in China or other foreign countries that may adversely affect our business and results of operations include:

•	our inability to enforce or obtain a remedy under any material agreements;

•	Chinese restrictions on foreign investment that could impair our ability to conduct our business or acquire or contract with other entities in the future;

•	restrictions on currency exchange that may limit our ability to use cash flow most effectively or to repatriate our investment;

•	fluctuations in currency values;

•	cultural, language and managerial differences that may reduce our overall performance; and

•	political instability.

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

We rely on manufacturing facilities located outside the United States for our FHACT® probes, particularly in India. We also utilize distributors to sell FHACT® probes outside the United States. Our FHACT® probe manufacturing and international sales may be subject to certain risks, including:

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
As of December 31, 2014, we had outstanding options to purchase an aggregate of 1,839,458 shares of our common stock at a weighted average exercise price of $10.58 per share and warrants to purchase an aggregate of 1,136,078 shares of our common stock at a weighted average exercise price of $13.47 per share. The exercise of such outstanding options and warrants will result in dilution of the value of our shares.
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
Our directors and executive officers, together with their affiliates, beneficially own approximately 31.2% of our outstanding common stock, based on the number of shares outstanding on December 31, 2014. These stockholders, acting together, have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over our management and affairs. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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
We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as discussed above, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. We have irrevocably chosen to “opt out” of the extended transition periods available under the JOBS Act for complying with new or revised accounting standards. We intend to take advantage of certain exemptions from various reporting requirements including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, and if we do take advantage of these exemptions, we cannot predict if investors will find our common stock less attractive as a result. If some investors find our common stock less attractive as a result of any choices to take advantage of these reduced disclosure obligations, there may be a less active trading market for our common stock and our stock price may be more volatile.
We are incurring significantly increased costs and devote substantial management time as a result of operating as a public company particularly after we are no longer an “emerging growth company.”
As a public company and particularly after we cease to be an “emerging growth company”, we are incurring significant legal, accounting and other expenses that we did not incur as a private company and which may increase after we are no longer an "emerging growth company." For example, in addition to being required to comply with certain requirements of the Sarbanes-Oxley Act of 2002, we will be required to comply with certain requirements of the Dodd Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, after we are no longer an “emerging growth company”, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 of the Sarbanes-Oxley Act, as applicable, requires us to incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to successfully implement our business plan and comply with Section 404, as applicable, requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting. This, in turn, could have an adverse impact on trading prices for our common stock, and could adversely affect our ability to access the capital markets.

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
As of December 31, 2014, we had a lease for approximately 17,900 square feet of office and laboratory space in Rutherford, New Jersey, 24,900 square feet located Research Triangle Park (RTP) in Morrisville, North Carolina,10,000 square feet in Hyderabad, India and 2,700 square feet in Shanghai, China. We have escalating lease agreements for both our New Jersey and North Carolina spaces which expire February 2018 and May 2020 respectively.

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

	High	Low
4th Quarter 2014	$8.95	$4.83
3rd Quarter 2014	$11.35	$8.36
2nd Quarter 2014	$16.55	$8.54
1st Quarter 2014	$20.00	$13.50

4th Quarter 2013	$19.94	$11.13
3rd Quarter 2013 (1)	$23.25	$8.58
3rd Quarter 2013 (2)	$11.57	$10.10
2nd Quarter 2013	$11.75	$8.50
 __________________________
(1) From August 14, 2013 through September 30, 2013.
(2) From July 1, 2013 through August 13, 2013.

Holders
As of March 1, 2015, we had approximately 61 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Continental Stock Transfer & Trust, 17 Battery Place, 8th Floor, New York, New York, 10004.
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

Equity Compensation Plan Information
The following table provides information as of December 31, 2014 regarding shares of our common stock that may be issued under our existing equity compensation plans, including our 2008 Stock Option Plan (the “2008 Plan”) and our 2011 Equity Incentive Plan (the “2011 Plan”) as well as shares issued outside of these plans.

	Equity Compensation Plan Information
	(a) Number of securities to be issued upon exercise of outstanding options and rights(1)	(b) Weighted Average exercise price of outstanding options and rights	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
Equity compensation plans approved by security holders(2)	1,803,458	$10.58	475,095	(3)
Equity compensation plans not approved by security holders(4)	36,000	$10.00	—
 __________________________________
(1)Does not include any Restricted Stock as such shares are already reflected in our outstanding shares.
(2)Consists of the 2008 Plan and the 2011 Plan.
(3)Includes securities available for future issuance under the 2008 Plan and the 2011 Plan.

(4)	These options were issued to one of our current board members in connection with consulting services.

Item 6.	Selected Financial Data.
Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the “Company,” “we,” “us,” “our” or similar terms, refer to Cancer Genetics, Inc. and its wholly owned subsidiaries: Cancer Genetics Italia, S.r.l., Gentris, LLC and BioServe Biotechnologies (India) Private Limited, except as expressly indicated or unless the context otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with the audited consolidated financial statements and notes thereto included in this annual report Form10-K. This MD&A may contain forward-looking statements that involve risks and uncertainties. For a discussion on forward-looking statements, see the information set forth in the Introductory Note to this Annual Report under the caption “Forward Looking Statements”, which information is incorporated herein by reference.
Overview

We are an oncology diagnostics company focused on developing, commercializing and providing DNA-based tests and services to improve the personalization of cancer treatment and to better inform biopharmaceutical companies of genomic factors influencing subject responses to therapeutics. Our vision is to become the oncology diagnostics partner for companies and clinicians by participating in the entire care continuum from bench to bedside. We believe the diagnostic industry is undergoing a metamorphosis in its approach to oncology testing, embracing individualized medicine as a means to drive higher standards of patient treatment and disease management. Similarly, biopharma companies are increasingly engaging companies such as ours to provide information on clinical trial participants’ DNA profiles in order to identify genomic variations that may be responsible for differing responses to pharmaceuticals, and particularly to oncology drugs, thereby increasing the efficiency of trials while lowering related costs. We believe tailored therapeutics can revolutionize oncology medicine through DNA-based testing services, enabling physicians and researchers to target the factors that make each patient and disease unique. We have created a unique position in the industry by providing targeted somatic analysis of tumor sample cells alongside germline analysis of an individuals' non-cancerous cells' DNA as we attempt to reach the next milestone in personalized medicine.

Our services are performed at our state-of-the-art laboratories located in New Jersey, North Carolina, Shanghai (China), and Hyderabad, India. Our laboratories comply with the highest regulatory standards as appropriate for the services they deliver including CLIA, CAP, NY State and NABL (India). We have two advisory boards to counsel our scientific and clinical direction. Our Scientific Advisory Board is comprised of preeminent scientists and physicians from the fields of cancer biology, cancer pathology, cancer medicine and molecular genetics.  Our Clinical Advisory Board is comprised of clinicians and scientists focused on clinical implementation of our proprietary tests and services and mapping those tests and services to patient needs. Our services are built on a foundation of world-class scientific knowledge and intellectual property in solid and blood-borne cancers, as well as strong academic relationships with major cancer centers such as Memorial Sloan-Kettering, Mayo Clinic, and the National Cancer Institute.

Our clinical offerings include our portfolio of proprietary tests targeting hematological, urogenital and HPV-associated cancers, in conjunction with ancillary non-proprietary tests. Our proprietary tests target cancers that are difficult to prognose and predict treatment outcomes through currently available mainstream techniques. We provide our proprietary tests and services, along with a comprehensive range of non-proprietary oncology-focused tests and laboratory services, to oncologists and pathologists at hospitals, cancer centers, and physician offices, as well as biotech and pharmaceutical companies to support their clinical trials. Our proprietary tests are based principally on our expertise in specific cancer types, test development methodologies and proprietary algorithms correlating genetic events with disease specific information. Our portfolio primarily includes comparative genomic hybridization (CGH) microarrays and next generation sequencing (NGS) panels, and DNA fluorescent in situ hybridization (FISH) probes.

The non-proprietary testing services we offer are focused in part on specific oncology categories where we are developing our proprietary arrays and probe panels. We believe that there is significant synergy in developing and marketing a complete set of tests and services that are disease- and treatment-focused and delivering those tests and services in a comprehensive manner to help with patient management decisions. The insight that we develop in delivering the non-proprietary services are often leveraged in the development of our proprietary programs and now increasingly in the validation of our proprietary programs for clinical use.

We expect to continue to incur significant losses for the near future. We incurred losses of $16.4 million, $12.4 million and $6.7 million for fiscal years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $77.8 million.
Key Factors Affecting our Results of Operations and Financial Condition

Our overall long-term growth plan is predicated on our ability to develop and commercialize our proprietary tests, penetrate the BioPharma community to achieve more revenue supporting clinical trials and develop and penetrate the Indian market. In 2014 we acquired Gentris to increase our penetration in the Biopharma space. Our proprietary tests include comparative genomic hybridization (CGH) microarrays and next generation sequencing (NGS) panels, and DNA fluorescent in situ hybridization (FISH) probes. We continue to develop additional proprietary tests. To facilitate market adoption of our proprietary tests, we anticipate having to successfully complete additional studies with clinical samples and publish our results in peer-reviewed scientific journals. Our ability to complete such studies is dependent upon our ability to leverage our collaborative relationships with leading institutions to facilitate our research and obtain data for our quality assurance and test validation efforts.

We believe that the factors discussed in the following paragraphs have had and are expected to continue to have a material impact on our results of operations and financial condition.
Revenues

Our revenue is primarily generated through our Clinical Services and Biopharma Services. Clinical Services can be billed to Medicare, another third party insurer or the referring community hospital or other healthcare facility in accordance with state and federal law. Biopharma Services are billed to the customer directly. We also derive limited revenue from Discovery Services, which are services provided in the development of new testing assays and methods. Discovery Services are billed directly to the customer. Revenue also includes receipts from grants (2013 and 2012 only).

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
The top five test ordering clients during 2014 and 2013 accounted for 56% and 69%, respectively, of our testing volumes, with 38% and 36%, respectively, of the test volume coming from community hospitals. During the year ended December 31, 2014, two Biopharma clients accounted for approximately 23% and 12%, respectively, of our revenue. During the year ended December 31, 2013 there was one Biopharma client that accounted for approximately 40% of our revenue. The loss of our largest client would materially adversely affect our results of operations, however the loss of any other test ordering client would not materially adversely affect our results of operations.

We receive revenue for our Clinical Services from Medicare, other insurance carriers and other healthcare facilities.  Some of our customers choose, generally at the beginning of our relationship, to pay for laboratory services directly as opposed to having patients (or their insurers) pay for those services and providing us with the patients’ insurance information.  A hospital may elect to be a direct bill customer and pay our bills directly, or may provide us with patient information so that their patients pay our bills, in which case we generally expect payment from their private insurance carrier or Medicare. In a few instances, we have arrangements where a hospital may have two accounts with us, so that certain tests are billed directly to the hospital, and certain tests are billed to and paid by a patient’s insurer. The billing arrangements generally are dictated by our customers and in accordance with state and federal law.

For the year ended December 31, 2014, Medicare accounted for approximately 11% of our total revenue, other insurance accounted for approximately 16% of our total revenue and other healthcare facilities accounted for 16% of our total revenue.   As we expand our portfolio of tests and services, and our sales activities, we expect the percentage of revenue from other healthcare facilities may decrease over the long term.  However, the addition of new customers, particularly a community hospital or other large volume client, could offset this trend seen in prior years. On average, we generate less revenue per test from other healthcare facilities billed directly, than from other insurance payors.  However, we have reduced sales cost associated with direct bill clients as well as significantly reduced collections risk. Typically, we negotiate discounts in the range of 5% to 20% with directly billed healthcare facilities depending on the volume of business.
Cost of Revenues
Our cost of revenues consists principally of internal personnel costs, including stock-based compensation, laboratory consumables, shipping costs, overhead and other direct expenses, such as specimen procurement and third party validation studies. We are pursuing various strategies to reduce and control our cost of revenues, including automating our processes through more efficient technology and attempting to negotiate improved terms with our suppliers. We completed two acquisitions in 2014; Gentris in North Carolina and BioServe in India. With these two acquisitions, we intend to integrate our resources and services in an effort to reduce costs. We will continue to assess how geographic advantage can help us improve our cost structure.
Operating Expenses
We classify our operating expenses into three categories: research and development, sales and marketing, and general and administrative. Our operating expenses principally consist of personnel costs, including stock-based compensation, outside services, laboratory consumables and overhead, development costs, marketing program costs and legal and accounting fees.
Research and Development Expenses. We incur research and development expenses principally in connection with our efforts to develop our proprietary tests. Our primary research and development expenses consist of direct personnel costs, laboratory equipment and consumables and overhead expenses. We anticipate that research and development expenses will increase in the near-term, principally as a result of hiring additional personnel to develop and validate tests in our pipeline and to perform work associated with our research collaborations. In addition, we expect that our costs related to collaborations with research and academic institutions will increase. For example, in 2013, we entered into a joint venture with the Mayo Foundation for Medical Education and Research, with a focus on developing oncology diagnostic services and tests utilizing next generation sequencing. All research and development expenses are charged to operations in the periods they are incurred.
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
Results of Operations
Year Ended December 31, 2014 and 2013
The following table sets forth certain information concerning our results of operations for the periods shown:

	Year Ended December 31,		Change
	2014	2013	$	%
(dollars in thousands)
Revenue	$10,199	$6,610	$3,589	54%
Cost of revenues	8,454	4,925	3,529	72%
Research and development expenses	4,622	2,190	2,432	111%
Sales and marketing expenses	3,963	1,842	2,121	115%
General and administrative expenses	12,369	6,115	6,254	102%
Total Operating Loss	$(19,209)	$(8,462)	$(10,747)	127%
Interest income (expense)	(399)	(2,358)	1,959	-83%
Change in fair value of warrant liability	417	4,633	(4,216)	-91%
Change in fair value of investors consideration	198
Debt conversion costs	—	(6,850)	(6,850)	100%
Loss before income taxes	(18,993)	(13,037)	(5,956)	46%
Income tax benefit (expense)	2,350	664	1,686	254%
Net Loss	$(16,643)	$(12,373)	$(4,270)	35%
Revenue

The breakdown of our revenue is as follows:

	Year Ended December 31,				Change
	2014		2013
(dollars in thousands)	$	%	$	%	$	%
Biopharma Services	5,606	55%	2,650	40%	2,956	112%
Clinical Services	4,432	43%	3,663	55%	769	21%
Discovery Services	161	2%	—	—%	161	n/a
Grants	—	—%	297	5%	(297)	(100)%
Total Revenue	10,199	100%	6,610	100%	3,589	54%

Revenue increased 54%, or $3.6 million, to $10.2 million for the year ended December 31, 2014, from $6.6 million for the year ended December 31, 2013, principally due to the acquisitions of Gentris and BioServe, whose revenue accounted for $3.3 million of the increase. Our average revenue (excluding grant revenue and probe revenue) per test decreased to $550 per test for the year ended December 31, 2014 from $566 per test for the year ended December 31, 2013, principally due to a decrease in the average revenue per test from private insurance carriers and other non-Medicare payors. This was offset by an 11%

increase in test volume from 10,771 tests for the year ended December 31, 2013, to 11,912 tests for the year ended December 31, 2014.
Revenue from Biopharma Services increased 112%, or $3.0 million, to $5.6 million for the year ended December 31, 2014, from $2.7 million for the year ended December 31, 2013, principally due to the acquisition of Gentris whose revenue accounted for a $3.1 million increase offset by an $180,000 decrease in legacy Biopharma Services. Revenue from Clinical Services customers increased 21%, or $770,000, to $4.4 million for the year ended December 31, 2014, from $3.7 million for the year ended December 31, 2013, principally due to an increase in test volume. This increase in volume was partially offset by a decrease in average revenue per test. Revenue from Discovery Services, our new line of business, increased $161,000 for the year ended December 31, 2014 representing 2% of total revenue. Revenue from Grants decreased 100%, or $297,000, for the year ended December 31, 2014, due to the completion of all grant activities in the year ended December 31, 2013.
Cost of Revenues
Cost of revenues increased 72%, or $3.5 million, to $8.4 million for the year ended December 31, 2014, from $4.9 million for the year ended December 31, 2013, principally due to the following: Costs of revenue from the acquired businesses of $2.2 million, lab supplies expenses increased by $460,000 or 40% as a result of higher test volumes, shipping costs increased by $300,000 or 130% as a result of higher test volume, outsourcing services increased by $220,000 or 257% as a result of us contracting with select labs to perform some of our tests, and compensation costs increased by $220,000 or 9% as a result of us securing the expertise needed to continue to deliver high quality test results. Overall the cost of revenue did not increase proportionately with revenue, due to the cost of revenue in 2013 being lower in proportion as a result of us performing a large number of tests for a clinical trials client in 2013 and in 2013 there was $297,000 in grant revenues that carried minimal costs, whereas in 2014 there were no grant revenues.
Operating Expenses
Research and Development Expenses. Research and development expenses increased 111%, or $2.4 million, to $4.6 million for the year ended December 31, 2014, from $2.2 million for the year ended December 31, 2013, principally due to the following: Our share of the loss from Oncospire, our joint venture with Mayo Clinic, increased $930,000, as it incurred a full year of research expenses related to the pursuit of developing new clinical tests. (In 2013, the costs associated with our joint venture was $12,000). Compensation costs increased by $793,000 or 88% as a result of us building up our R&D team, and supplies costs increased by $295,000 or 64% as a result of us accelerating the development of our proprietary tests.
Sales and Marketing Expenses. Sales and marketing expenses increased 115%, or $2.1 million, to $3.9 million for the year ended December 31, 2014, from $1.8 million for the year ended December 31, 2013, principally due to the following: Costs from the acquired businesses of $538,000, compensation costs increased by $1.1 million or 86% as a result of us building and developing our team, marketing costs increased by $165,000 or 163% as a result of a concentrated effort to expand our customer base, travel costs increased by $100,000, and stock-based compensation increased by $90,000 due to increases in the number of sales personnel.
General and Administrative Expenses. General and administrative expenses increased 102%, or $6.3 million to $12.4 million for the year ended December 31, 2014, from $6.1 million for the year ended December 31, 2013, principally due to the following: Costs from the acquired businesses of $1.4 million, stock-based compensation increased by $2.5 million, costs associated with being a public company increased by $1.5 million due to higher consulting, legal and insurance expenses, compensation costs increased by $575,000 primarily due to a severance agreement for a former officer, allowance for doubtful accounts increased by $215,000 as we established a reserve for potential uncollectable amounts in our Clinical Services business, professional and consulting fees increased by $120,000, recruiting fee costs increased by $125,000, and travel costs increased by $220,000 as a result of the increased travel related to the acquisitions and our expanded customer base, partially off-set by $618,000 in IPO costs incurred in 2013, which did not recur in 2014.
Interest Income and Expense
Interest expense decreased 83%, or $2.3 million, to $399,000 for the year ended December 31, 2014, from $2.4 million for the year ended December 31, 2013. The decrease is attributable to the conversion of $9.6 million of debt into common stock which occurred concurrently with the closing of our IPO on April 10, 2013 and the repayment of $3.5 million in indebtedness in August 2013.
Debt Conversion Costs

On April 10, 2013, we completed our IPO. In connection with the IPO, $9.6 million of debt was converted into common stock at the IPO price of $10.00 per share. In connection with the conversion of debt into common stock, we expensed the applicable remaining debt discounts of $3.5 million, financing fees of $419,000 and a contingently recognizable beneficial conversion feature in the converted debt of $3.0 million, the total of which resulted in a $6.9 million write-off. There were no comparable costs in 2014.

Change in Fair Value of Warrant Liability
The change in the fair market value of our warrant liability resulted in $417,000 in non-cash income for the year ended December 31, 2014, as compared to non-cash income of $4.6 million for the year ended December 31, 2013. The fair market value of these common stock warrants decreased as a consequence of a decrease in our stock price.

Income Taxes

During the year ended December 31, 2014, we received two payments totaling $2.4 million from sales of state NOL’s. During January 2013, we received $664,000 from the sale of state NOL’s.
Year Ended December 31, 2013 and 2012
The following table sets forth certain information concerning our results of operations for the periods shown:

	Year Ended December 31,		Change
	2013	2012	$	%
(dollars in thousands)
Revenue	$6,610	$4,302	$2,308	54%
Cost of revenues	4,925	3,929	996	25%
Research and development expenses	2,190	2,112	78	4%
General and administrative expenses	6,115	4,503	1,612	36%
Sales and marketing expenses	1,842	1,399	443	32%
Total Operating Loss	$(8,462)	$(7,641)	$(821)	11%
Interest income (expense)	(2,358)	(4,701)	2,343	50%
Change in fair value of warrant liability	4,633	7,538	(2,905)	-39%
Debt conversion costs	(6,850)	—	(6,850)	n/a
Loss on debt and warrant restructuring	—	(1,862)	1,862	100%
Loss before income taxes	$(13,037)	$(6,666)	$(6,371)	96%
Income tax benefit (expense)	664	—	664	n/a
Net Loss	$(12,373)	$(6,666)	$(5,707)	86%
Revenue

The breakdown of our revenue is as follows:

	Year Ended December 31,				Change
	2013		2012
(dollars in thousands)	$	%	$	%	$	%
Biopharma Services	2,650	40%	579	13%	2,071	358%
Clinical Services	3,663	55%	3,166	74%	497	16%
Discovery Services	—	—%	—	—%	—	n/a
Grants	297	5%	557	5%	(260)	(47)%
Total Revenue	6,610	100%	4,302	92%	2,308	54%

Revenue increased 54%, or $2.3 million, to $6.6 million for the year ended December 31, 2013, from $4.3 million for the year ended December 31, 2012, due to increases in test volume. Our average revenue (excluding grant revenue and probe revenue) per test increased to $566 per test for the year ended December 31, 2013 from $553 per test for the year ended December 31, 2012 principally due to an increase in the average revenue per test for Biopharma Services offset by a decrease in the average revenue per test from private insurance carriers and other non-Medicare payors for Clinical Services. Our test volume increased by 63% to 10,771 tests for the year ended December 31, 2013, from 6,610 tests for the year ended December 31, 2012 principally due to an increase in tests performed for a significant Biopharma client.
Revenue from Biopharma Services increased 358%, or $2.1 million, to $2.7 million for the year ended December 31, 2013, from $578,000 for the year ended December 31, 2012, principally due to an increase in revenue from a significant Biopharma client. Revenue from Biopharma customers as a percentage of total revenue increased to 40% for the year ended December 31, 2013, from 13% for the year ended December 31, 2012. Revenue from Clinical Services increased 16%, or $497,000, to $3.7 million for the year ended December 31, 2013, from $3.2 million for the year ended December 31, 2012, principally due to an increase in testing volume partially offset by a decrease in revenue per test. Revenue from Clinical Services as a percentage of total revenue decreased to 55% of total revenue for the year ended December 31, 2013, from 74% of total revenue for the year ended December 31, 2012. Revenue from Grants decreased 47%, or $260,000, to $297,000 for the year ended December 31, 2013, from $557,000 for the year ended December 31, 2012, principally due to achieving the scheduled milestones for grant drawdowns.
Cost of Revenues
Cost of revenues increased 25%, or $996,000, to $4.9 million for the year ended December 31, 2013, from $3.9 million for the year ended December 31, 2012, principally due to an increase in employee compensation-related expenses of $650,000 resulting from a net increase in headcount and an increase in supply costs of $244,000 as a result in increased testing volumes. However, due to scaling efficiencies associated with performing a large number of tests for a clinical trials client in 2013, costs did not increase proportionately relative to the increase in revenues.
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

Change in Fair Value of Warrant Liability
The change in the fair market value of our warrant liability decreased as a consequence of a decrease in our stock price and resulted in $4.6 million in non-cash income for the year ended December 31, 2013, as compared to non-cash income of $7.5 million for the year ended December 31, 2012. The fair market value of certain of our outstanding common stock warrants, that we are required to account for as liabilities, decreased during the year ended December 31, 2013, principally as the result of a shareholder, Mr. John Pappajohn, limiting certain anti-dilution rights in his warrants to purchase shares of the Company’s common stock, resulting in a lower fair value of the warrant liability and non-cash income during this period. Concurrent with the IPO on April 10, 2013, derivative warrants with a fair value of $7.2 million were reclassified into equity due to the lapsing of anti-dilution provisions in the warrants. Since the re-classification, future changes in the value of these specific warrants are no longer required to be recorded in our financial statements although there are 95,130 warrants that are still subject to future revaluation.
Loss on Debt and Warrant Restructuring
Loss on debt and warrant restructuring was $0, for the year ended December 31, 2013, compared to $1.9 million for the year ended December 31, 2012. In the 2013, there was no debt and warrant restructuring, whereas in 2012, as a result of the restructuring of borrowings under the Restated Credit Agreement associated with our 2012 Convertible Debt Financing Transaction, there was a $1.5 million charge and a $356,000 charge related to the cancellation of certain warrants under the Restated Credit Agreement.
Liquidity and Capital Resources
Sources of Liquidity
Our primary sources of liquidity have been funds generated from our debt financings and equity financings. In addition, we have generated funds from the following sources: (i) cash collections from customers; (ii) cash received from sale of state NOL’s; and (iii) grants from the National Institutes of Health.

During the year ended December 31, 2014, we received two payments totaling $2.4 million from sales of state NOL’s. During January 2013, we received $664,000 from the sale of state NOL’s.

In general, our primary uses of cash are providing for operating expenses, working capital purposes and servicing debt. As of December 31, 2014, we have maximized our borrowings under our revolving credit line of $6.0 million. Our largest source of operating cash flow is cash collections from our customers.
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
Following our IPO, Secondary Offering, Follow-On Offering and the related debt repayments, we have the following credit facility outstanding:
Wells Fargo Line of Credit.

At December 31, 2014 and 2013, we have fully utilized a line of credit with Wells Fargo Bank which provides for maximum borrowings of $6 million. On April 1, 2014, the line of credit was extended through April 1, 2016 at a rate of interest equal to the Daily One Month LIBOR rate plus 1.75% (1.91% at December 31, 2014). The facility requires monthly interest payments.
The loan facility is collateralized by $6 million in restricted cash at December 31, 2014 and will remain restricted until such time as it is repaid. Additionally, we are required to maintain limits on capital spending and are restricted as to the amount we may pledge as collateral for additional borrowings from any source.
The line of credit requires the repayment of principal, and any unpaid interest, in a single payment due upon maturity.
Cash Flows
Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Year Ended
	December 31,
	2014	2013	2012
(in thousands)
Cash provided by (used in):
Operating activities	$(12,338)	$(8,075)	$(7,578)
Investing activities	(11,373)	(1,399)	(347)
Financing activities	(195)	58,114	6,328
Net increase (decrease) in cash and cash equivalents	$(23,906)	$48,640	$(1,597)
We had cash and cash equivalents of $25.6 million at December 31, 2014, $49.5 million at December 31, 2013, and $820,000 at December 31, 2012.
The $23.9 million decrease in cash and cash equivalents for the year ended December 31, 2014, was principally the result of the use of $12.3 million of net cash in operations, restricting $6.0 million to secure a line of credit with Wells Fargo of $6.0 million, payments of $2.9 million for the acquisitions of Gentris and BioServe, payment of $1.0 million to invest in our joint venture with Mayo and the purchase of fixed assets of $1.4 million.
The $48.6 million increase in cash and cash equivalents from December 31, 2012 to December 31, 2013, was principally the result of the receipt of $5.0 million in proceeds received in our IPO, the receipt of $14.2 in net proceeds from our Secondary Offering, and the receipt of $42.3 million in net proceeds from our Follow-On Offering, all of which were offset by $1.0 million paid to invest in our joint venture with Mayo, the repayment of $3.6 million in indebtedness and the use of $8.1 million of net cash in operations.
The $1.6 million decrease in cash and cash equivalents from December 31, 2011, to December 31, 2012, was principally the result of our $7.6 million net cash used in operations, including $1.1 million in cash interest payments, payment of $1.4 million in equity issuance costs, and $162,000 in purchases of fixed assets, offset by $7.8 million in net proceeds from borrowings under new notes payable and warrant exercises.
Cash Used in Operating Activities
Net cash used in operating activities was $12.3 million for the year ended December 31, 2014. We used $13.5 million in net cash to run our core operations, which included $128,000 in cash paid for interest. We incurred additional uses of cash when adjusting for working capital items as follows: a net increase in accounts receivable of $1.4 million; an increase in other current assets of $53,000, which included prepayments for our insurance policies; and a net decrease in accounts payable, accrued expenses and deferred revenue of $ 511,000. All of these uses of cash were partially offset by the receipt of $2.4 million from the sale of certain state NOL carryforwards in January 2014 and December 2014.
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

Net cash used in operating activities was $7.6 million for the year ended December 31, 2012, consisting primarily of a $6.7 million net loss during the period, which includes $1.1 million in cash interest payments, non-cash income from a change in fair value of warrant liability of $7.5 million, offset by non-cash debt costs of $3.6 million, $1.9 million of non-cash loss on debt and warrant restructuring, and $900,000 in equity and warrant-based non-cash compensatory transactions.
Cash Used in Investing Activities
Net cash used in investing activities was $11.4 million for the year ended December 31, 2014 and principally resulted from an increase in our restricted cash of $6.0 million related to the collateralization of our line of credit with Wells Fargo; cash paid of $2.9 million in the acquisitions of Gentris and BioServe; investment of $1.0 million in our Joint Venture with the Mayo Foundation and purchase of fixed assets of $1.4 million.
Net cash used in investing activities was $1.4 million for the year ended December 31, 2013 and principally resulted from: a $1.0 million payment to Mayo to fund our joint venture; purchases of fixed assets of $257,000; patent application costs of $92,000, and; an increase in our restricted cash related to a $50,000 increase in the Letter of Credit related to our lease. Pursuant to the terms of our lease for our Rutherford facility, we were required to maintain a letter of credit in the amount of $300,000 to use as a guarantee for the security deposit.
Net cash used in investing activities was $348,000 for the year ended December 31, 2012 due to an increase in our restricted cash related to a $50,000 increase in the Letter of Credit related to our lease as well as $135,000 in patent application costs and $162,000 in purchases of fixed assets.
Cash Used/Provided by Financing Activities
Net cash used in financing activities was $195,000 for the year ended December 31, 2014, and primarily resulted from payments on notes payable of $408,000; partially off-set by proceeds received from warrant and option exercises of $257,000.
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
Capital Resources, Acquisitions and Expenditure Requirements
We expect to continue to incur substantial operating losses in the future. It may take several years, if ever, to achieve positive operational cash flow. Until we can generate a sufficient amount of revenue to finance our cash requirements, which we may never do, we will need to continue to raise additional capital to fund our operations.
We also expect to use significant cash to fund acquisitions. On July 16, 2014, we purchased substantially all of the assets of Gentris Corporation, (“Gentris”), with its principal place of business in North Carolina.
The total consideration recorded for the Gentris acquisition is as follows:

Amount
Cash paid at closing	$3,250,000
Issuance of 147,843 common shares	1,271,745
Estimated fair value of contingent consideration	293,400
Total Purchase Price	$4,815,145

The estimated fair value of contingent consideration is a potential earn-out which is payable in cash or shares of our common stock at our option, and is based upon a formula that provides for additional amounts, for revenues of $4.75 million, up to revenues of $8.55 million, plus a potential payment to be made in connection with the termination of a biorepository relationship with Gentris, based upon exit fees to be received by Gentris. The amounts used in computing the purchase price differ from the amounts in the purchase agreements due to fair value measurement conventions prescribed in accounting standards.

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

The amounts used in computing the purchase price differ from the amounts in the purchase agreements due to fair value measurement conventions prescribed in accounting standards.
See Note 1 to the financial statements for additional information regarding the Gentris and BioServe acquisitions.
We believe our cash and cash equivalents are sufficient to satisfy our liquidity requirements at our current level of operations for at least 24 months.
We expect our operating expenses to increase as we continue investing in sales and marketing, research and development and other general and administrative expenses.
Our forecast of the period of time through which our current financial resources will be adequate to support our operations and our expected operating expenses are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

•	our ability to achieve revenue growth;

•	our ability to obtain approvals for our new diagnostic tests;

•	our ability to execute on our marketing and sales strategy for our genomic tests and gain acceptance of our tests in the market;

•	our ability to obtain adequate reimbursement from governmental and other third-party payors for our tests and services;

•	the costs, scope, progress, results, timing and outcomes of the clinical trials of our diagnostic tests;

•	the costs of operating and enhancing our laboratory facilities;

•	the costs for funding the operations we recently acquired and our ability to successfully integrate those operations with and into our own;

•	the costs of additional general and administrative personnel;

•	the timing of and the costs involved in regulatory compliance. particularly in the regulations change;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	our ability to manage the costs of manufacturing our NGS panels, microarrays and FHACT® probe;

•	our rate of progress in, and cost of research and development activities associated with, products in research and early development;

•	the effect of competing technological and market developments;

•	costs related to international expansion;

•	our ability to secure financing and the amount thereof; and

•	other risks discussed in the section entitled “Risk Factors”.
We expect that our operating expenses and capital expenditures will increase in the future as we expand our business and integrate our recent acquisitions. We plan to increase our sales and marketing headcount to promote our new clinical tests and services and to expand into new geographies and to increase our research and development headcount to develop and validate the proprietary tests currently in our pipeline, to expand our pipeline and to perform work associated with our research collaborations. For example, in 2011 we entered into an affiliation agreement to form a joint venture with the Mayo Foundation for Medical Education and Research pursuant to which we made an initial $1.0 million capital contribution in October 2013 and $1.0 million in the third quarter of 2014. We currently anticipate that we will make capital contributions of $1.0 million in the second quarter of 2015 and expect to make additional capital contributions of up to $3.0 million over the next eighteen months, subject to the joint venture entity’s achievement of certain operational milestones. Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we may need to raise additional capital to fund our operations.
We may raise additional capital to fund our current operations, to repay certain outstanding indebtedness and to fund expansion of our business to meet our long-term business objectives through public or private equity offerings, debt financings, borrowings or strategic partnerships coupled with an investment in our company or a combination thereof. If we raise additional funds through the issuance of convertible debt securities, or other debt securities, these securities could be secured and could have rights senior to those of our common stock. In addition, any new debt incurred by the Company could impose covenants that restrict our operations and increase our interest expense. The issuance of any new equity securities will also dilute the interest of our current stockholders. Given the risks associated with our business, including our unprofitable operating history and our ability to develop additional proprietary tests, additional capital may not be available when needed on acceptable terms, or at all. If adequate funds are not available, we will need to curb our expansion plans or limit our research and development activities, which would have a material adverse impact on our business prospects and results of operations.
Future Contractual Obligations
The following table reflects a summary of our estimates of future contractual obligations as of December 31, 2014. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of items under U.S. GAAP as currently in effect and certain assumptions, such as the interest rate on our variable debt that was in effect as of December 31, 2014. Future events could cause actual payments to differ from these amounts.

	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
(dollars in thousands)
Principal and interest under notes payable and lines of credit	$6,143		$6,143	$—	$—
Capital Lease obligations, including interest, for equipment	412	74	136	118	84
Operating lease obligations relating to corporate headquarters and clinical laboratories	3,404	855	1,733	681	135
Total	$9,959	$929	$8,012	$799	$219
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
INDEX TO FINANCIAL STATEMENTS
Cancer Genetics, Inc. and Subsidiary
Consolidated Financial Report December 31, 2014

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Cancer Genetics, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Cancer Genetics, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years ended December 31, 2014, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cancer Genetics, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years ended December 31, 2014, 2013 and 2012 in conformity with U.S. generally accepted accounting principles.
/s/ McGladrey LLP
Des Moines, Iowa
March 16, 2015

CANCER GENETICS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,554,064	$49,459,564
Accounts receivable, net of allowance for doubtful accounts of 2014 $251,176; 2013 $36,000	5,028,620	1,567,039
Other current assets	1,191,214	864,616
Total current assets	31,773,898	51,891,219
FIXED ASSETS, net of accumulated depreciation	4,446,593	1,264,624
OTHER ASSETS
Security deposits	1,564	1,564
Restricted cash	6,300,000	300,000
Loan guarantee and financing fees, net of accumulated amortization of 2014 $0; 2013 $517,500	—	310,500
Patents	502,767	401,709
Investment in joint venture	1,047,744	987,657
Other investments	38,429	—
Goodwill	2,994,135	—
Total other assets	10,884,639	2,001,430
Total Assets	$47,105,130	$55,157,273
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,762,567	$2,346,240
Obligations under capital leases, current portion	58,950	51,400
Deferred revenue	544,446	199,560
Notes payable, current portion	—	22,298
Line of credit	—	6,000,000
Total current liabilities	4,365,963	8,619,498
Obligations under capital leases	300,385	309,777
Deferred rent payable	347,840	170,789
Line of credit	6,000,000	—
Warrant liability	52,000	594,000
Acquisition note payable	560,341	—
Deferred revenue, long-term	924,850	—
Total liabilities	12,551,379	9,694,064
STOCKHOLDERS’ EQUITY
Series A Preferred Stock, authorized 588,000 shares $0.0001 par value (converted to common stock on April 10, 2013- Note 10)	—	—
Series B Preferred Stock, authorized 2,000,000 shares $0.0001 par value (converted to common stock on April 10, 2013-Note 10)	—	—
Common stock, authorized 100,000,000 and 24,000,000 shares, respectively, $0.0001 par value, 9,821,169 and 9,275,384 shares issued and outstanding as of December 31, 2014 and 2013, respectively	982	927
Additional paid-in capital	112,520,268	106,786,862
Accumulated (deficit)	(77,967,499)	(61,324,580)
Total Stockholders’ Equity	34,553,751	45,463,209
Total Liabilities and Stockholders’ Equity	$47,105,130	$55,157,273
See Notes to Consolidated Financial Statements.

CANCER GENETICS, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Years Ended December 31,
	2014	2013	2012
Revenue	$10,199,387	$6,609,957	$4,301,563
Cost of revenues	8,453,671	4,924,626	3,928,993
Gross profit	1,745,716	1,685,331	372,570
Operating expenses:
Research and development	4,622,526	2,190,204	2,111,947
General and administrative	12,368,739	6,115,035	4,502,424
Sales and marketing	3,963,537	1,841,675	1,398,786
Total operating expenses	20,954,802	10,146,914	8,013,157
Loss from operations	(19,209,086)	(8,461,583)	(7,640,587)
Other income (expense):
Interest expense	(472,820)	(2,387,733)	(4,701,028)
Interest income	73,802	29,693	—
Change in fair value of warrant liability	417,000	4,633,000	7,538,000
Change in fair value of acquisition note payable	198,000	—	—
Loss on debt and warrant restructuring	—	—	(1,862,012)
Debt conversion costs	—	(6,849,830)	—
Total other income (expense)	215,982	(4,574,870)	974,960
Loss before income taxes	(18,993,104)	(13,036,453)	(6,665,627)
Income tax (benefit) provision	(2,350,185)	(663,900)	—
Net loss	$(16,642,919)	$(12,372,553)	$(6,665,627)
Basic net loss per share	$(1.76)	$(2.65)	$(4.97)
Diluted net loss per share	$(1.80)	$(3.64)	$(10.55)
Basic Weighted Average Shares Outstanding	9,449,189	4,665,316	1,342,174
Diluted Weighted Average Shares Outstanding	9,461,663	4,675,974	1,346,161
See Notes to Consolidated Financial Statements.

CANCER GENETICS, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Years Ended December 31, 2014, 2013 and 2012

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2011	587,691	59	1,821,600	182	1,295,026	130	23,220,672	(17,442)	(42,268,958)	(19,065,357)
Stock based compensation—employees	—	—	—	—	—	—	341,996	—	—	341,996
Stock based compensation—non-employees	—	—	—	—	—	—	573,365	—	—	573,365
Warrant extension	—	—	—	—	—	—	144,000	—	—	144,000
Exercise of warrants	—	—	—	—	54,910	5	690,222	—	—	690,227
Net loss	—	—	—	—	—	—	—	—	(6,665,627)	(6,665,627)
Balance, December 31, 2012	587,691	59	1,821,600	182	1,349,936	135	24,970,255	(17,442)	(48,934,585)	(23,981,396)
Stock based compensation—employees	—	—	—	—	2,500	—	646,983	—	—	646,983
Stock based compensation—non-employees	—	—	—	—	—	—	88,162	—	—	88,162
Vesting of common pursuant to joint venture agreement	—	—	—	—	—	—	231,396	—	—	231,396
Conversion of preferred stock into common stock	(587,691)	(59)	(1,821,600)	(182)	1,287,325	129	112	—	—	—
Conversion of debt into common stock	—	—	—	—	963,430	96	12,595,970	—	—	12,596,066
Issuance of common stock in IPO, net of offering costs	—	—	—	—	690,000	69	3,742,574	—	—	3,742,643
Issuance of common stock in Secondary Offering, net of offering costs	—	—	—	—	1,605,000	160	14,230,212	—	—	14,230,372
Issuance of common stock in Follow-On Offering, net of offering costs	—	—	—	—	3,286,700	329	42,302,267	—	—	42,302,596
Issuance of common stock pursuant to license agreement	—	—	—	—	2,000	—	20,000	—	—	20,000
Issuance of common stock pursuant to joint venture agreement	—	—	—	—	10,000	1	175,299	—	—	175,300
Reclassification of derivative warrants						—	7,170,000	—	—	7,170,000
Exercise of warrants	—	—	—	—	78,329	8	611,992	—	—	612,000
Exercise of options	—	—	—	—	164	—	1,640	—	—	1,640
Retirement of treasury stock	—	—	—	—	—	—	—	17,442	(17,442)	—
Net loss	—	—	—	—	—	—	—	—	(12,372,553)	(12,372,553)
Balance, December 31, 2013	—	$—	—	$—	9,275,384	$927	$106,786,862	$—	$(61,324,580)	$45,463,209
Stock based compensation—employees	—	—	—	—	207,500	21	3,461,954	—	—	3,461,975
Stock based compensation—non-employees	—	—	—	—	5,000	—	373,374	—	—	373,374
Exercise of warrants	—	—	—	—	135,323	14	303,088	—	—	303,102
Exercise of options	—	—	—	—	18,749	2	79,016	—	—	79,018
Issuance of stock - acquisition of Gentris Corporation	—	—	—	—	147,843	15	1,271,730	—	—	1,271,745
Issuance of stock - acquisition of BioServe	—	—	—	—	31,370	3	244,244	—	—	244,247
Net loss	—	—	—	—	—	—	—	—	(16,642,919)	(16,642,919)
Balance, December 31, 2014	—	$—	—	$—	9,821,169	$982	$112,520,268	$—	$(77,967,499)	$34,553,751

See Notes to Consolidated Financial Statements

CANCER GENETICS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,642,919)	$(12,372,553)	$(6,665,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	810,158	311,247	338,176
Amortization	28,438	15,229	15,229
Provision (recovery) for bad debts	215,176	—	(4,597)
Equity-based consulting and compensation expenses	3,835,349	646,983	915,361
Equity-based research and development/general and administrative expenses	—	514,858	—
Change in fair value of warrant liability	(417,000)	(4,633,000)	(7,538,000)
Change in fair value of acquisition note payable	(198,000)	—	—
Extension of warrants	—	—	144,000
Amortization of loan guarantee and financing fees	310,500	1,194,960	1,427,296
Accretion of discount on debt	—	584,692	2,212,154
Deferred rent	(37,645)	6,491	7,987
Loss in equity-method investment	939,913	12,343	—
Loss on debt and warrant restructuring	—	—	1,862,012
Loss on conversion of debt to equity	—	6,849,830	—
Deferred initial public offering costs expensed	—	617,706	—
Change in working capital components, net of acquisitions:
Accounts receivable	(1,656,658)	(716,494)	(156,968)
Other current assets	(198,658)	(375,338)	(220,009)
Accounts payable, accrued expenses and deferred revenue	673,687	(731,471)	85,134
Net cash (used in) operating activities	(12,337,659)	(8,074,517)	(7,577,852)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,374,294)	(257,261)	(162,463)
(Increase) decrease in restricted cash	(6,000,000)	(50,000)	(50,000)
Patent costs	(129,496)	(92,174)	(135,306)
Investment in joint venture	(1,000,000)	(1,000,000)	—
Cash used in acquisition of Gentris, net of cash received	(3,180,930)	—	—
Cash from acquisition of BioServe	311,987	—	—
Net cash (used in) investing activities	(11,372,733)	(1,399,435)	(347,769)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(43,842)	(17,158)	(36,120)
Proceeds from public offerings of common stock, net of offering costs	—	61,516,994	—
Payment of equity issuance costs	—	—	(1,373,000)
Proceeds from warrant exercises	178,102	192,000	635,227
Proceeds from option exercises	79,018	1,640	—
Principal payments on notes payable	(408,386)	(3,579,866)	(17,836)
Proceeds from borrowings on notes payable	—	—	7,120,000
Payments on line of credit	—	—	—
Proceeds from borrowings on line of credit	—	—	—
Net cash (used in) financing activities	(195,108)	58,113,610	6,328,271
Net (decrease) increase in cash and cash equivalents	(23,905,500)	48,639,658	(1,597,350)
CASH AND CASH EQUIVALENTS
Beginning	49,459,564	819,906	2,417,256
Ending	$25,554,064	$49,459,564	$819,906

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$128,417	$608,084	$1,091,377
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Fixed assets acquired through capital lease arrangement	$42,000	$353,687	$—
Warrants issued with debt	—	—	6,122,000
Warrants issued for debt guarantee fee	—	—	1,583,000
Warrants issued for financing fees	—	47,000	1,003,000
Retirement of treasury stock	—	17,442	—
Conversion of notes payable and lines of credit to common stock	—	9,634,300	—
Value of shares issued as partial consideration to purchase Gentris and BioServe	1,515,992	—	—
Conversion of preferred stock to common stock	—	241	—
Reclassification of derivative warrants	—	7,170,000	—
Cashless exercise of derivative warrants	125,000	420,000	—
Offering costs discounted	—	733,250	—
Net tangible assets acquired via acquisition	1,255,084	—	—
Accrued IPO costs	—	—	1,732,016
Accrued expenses recorded as financing fees	—	—	251,000
Accrued expenses reclassified as derivative warrant liability	—	221,000	148,000
Derivative warrant settled with accrued expense	—	—	182,500
See Notes to Consolidated Financial Statements.

CANCER GENETICS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 1. Organization, Acquisitions, Description of Business, Reverse Stock Split and Charter Amendment

We are an oncology diagnostics company focused on developing, commercializing and providing DNA-based tests and services to improve the personalization of cancer treatment and to better inform biopharmaceutical companies of genomic factors influencing subject responses to therapeutics. Our vision is to become the oncology diagnostics partner for companies and clinicians by participating in the entire care continuum from bench to bedside. We believe the diagnostic industry is undergoing a metamorphosis in its approach to oncology testing, embracing individualized medicine as a means to drive higher standards of patient treatment and disease management. Similarly, biopharma companies are increasingly engaging companies such as ours to provide information on clinical trial participants’ DNA profiles in order to identify genomic variations that may be responsible for differing responses to pharmaceuticals, and particularly to oncology drugs, thereby increasing the efficiency of trials while lowering related costs. We believe tailored therapeutics can revolutionize oncology medicine through DNA-based testing services, enabling physicians and researchers to target the factors that make each patient and disease unique. We have created a unique position in the industry by providing targeted somatic analysis of tumor sample cells alongside germline analysis of an individuals' non-cancerous cells' DNA as we attempt to reach the next milestone in personalized medicine. Individuals are born with germline mutations and somatic mutations arise in tissues over the course of a lifetime.

We were incorporated in the State of Delaware on April 8, 1999 and have offices and state-of-the-art laboratories located in New Jersey, North Carolina, Shanghai (China), and Hyderabad, India. Our laboratories comply with the highest regulatory standards as appropriate for the services they deliver including CLIA, CAP, NY State and NABL (India). We have two advisory boards to counsel our scientific and clinical direction. Our Scientific Advisory Board is comprised of preeminent scientists and physicians from the fields of cancer biology, cancer pathology, cancer medicine and molecular genetics.  Our Clinical Advisory Board is comprised of clinicians and scientists focused on clinical implementation of our proprietary tests and services and mapping those tests and services to patient needs.  Our services are built on a foundation of world-class scientific knowledge and intellectual property in solid and blood-borne cancers, as well as strong academic relationships with major cancer centers such as Memorial Sloan-Kettering, Mayo Clinic, and the National Cancer Institute.

Acquisition of Gentris Corporation
On July 16, 2014, we purchased substantially all of the assets of Gentris Corporation ("Gentris"), a laboratory specializing in pharmacogenomics profiling for therapeutic development, companion diagnostics and clinical trials. Gentris’ laboratory is located in Morrisville, North Carolina and the company has a CLIA and FDA-compliant laboratory facility in Shanghai, China. Upon closing of the acquisition transaction, Gentris Corporation was re-named Gentris, LLC and is now a wholly-owned subsidiary of Cancer Genetics, Inc. The acquisition allows us to expand our biopharma services.

The assets and liabilities of Gentris were recorded in our consolidated financial statements at their estimated fair values as of the acquisition date. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed was recorded as goodwill. Goodwill arising from the acquisition consists largely from a trained workforce in place and expected synergies with existing operations. Goodwill recorded in conjunction with the acquisition is deductible for income tax purposes. The total consideration for the Gentris acquisition is as follows:

Amount
Cash paid at closing	$3,250,000
Issuance of 147,843 common shares	1,271,745
Estimated fair value of contingent consideration	293,400
Total Purchase Price	$4,815,145

The estimated fair value of contingent consideration is a potential earn-out which is payable in cash or shares of our common stock at our option, and is based upon a formula that provides for additional amounts, for revenues starting at $4.75 million, up to revenues of $8.55 million, plus a potential payment to be made in connection with the termination of a biorepository relationship with Gentris, based upon exit fees to be received by Gentris. The amounts used in computing the purchase price differ from the amounts in the purchase agreements due to fair value measurement conventions prescribed in accounting standards.

We incurred a finder's fee of $147,500 related to the transaction.

The transaction is being accounted for using the acquisition method of accounting for business combinations in accordance with GAAP. Under this method, the total consideration transferred to consummate the acquisition is being allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the closing date of the acquisition. The acquisition method of accounting requires extensive use of estimates and judgments to allocate the consideration transferred to the identifiable tangible and intangible assets acquired and liabilities assumed. Accordingly, the allocation of the consideration transferred in the consolidated financial statements is preliminary and will be adjusted upon completion of the final valuation of the assets acquired and liabilities assumed. The final valuation of fixed assets, intangibles and deferred revenue is expected to be completed as soon as practicable but no later than twelve months after the closing date of the acquisition.

The preliminary allocation of the total purchase price to the fair value of the assets acquired and liabilities assumed as of July 16, 2014 are as follows:

Amount
Accounts receivable	$1,869,097
Other current assets	265,612
Current liabilities	(785,246)
Deferred revenue, long-term	(937,773)
Fixed Assets	1,950,885
Goodwill	2,452,570
Total Purchase Price	$4,815,145

Acquisition of BioServe Biotechnologies (India) Pvt. Ltd.

On August 18, 2014 we entered into two agreements by which we acquired BioServe Biotechnologies (India) Pvt. Ltd., a premier genomics services provider serving both the research and clinical markets in India. This transaction was completed through a newly formed subsidiary, Cancer Genetics (India) Pvt. Ltd.
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

The parties to the first agreement (the “India Agreement”) are the Company, Ramakishna V. Modali (the current general manager of BioServe, “Modali”), VenturEast Trustee Company Pvt Ltd and affiliates, its principal shareholder (“VenturEast”), and certain other shareholders residing in India all of whom in the aggregate owned approximately 74% of BioServe. The parties to the second share purchase agreement (the “US Agreement”) are the Company and BioServe Biotechnologies LTD, a Maryland corporation and an affiliate of BioServe which owned approximately 15% of BioServe, with the other outstanding shares held by the BioServe Employee Stock Ownership Plan which will remain in place.

The assets and liabilities of BioServe were recorded in the Company's consolidated financial statements at their estimated fair values as of the acquisition date. The excess value of the consideration paid over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Goodwill arising from the acquisition consists largely from a trained workforce in place and expected synergies from new lines of business. Goodwill recorded in conjunction with the acquisition is not deductible for income tax purposes. The aggregate purchase price is as follows:

Amount
Cash paid at closing	$72,907
Notes payable due 12-18 months after closing	23,708
Notes payable (value of 84,278 common shares)	733,387
Issuance of 31,370 common shares	244,247
Total Purchase Price	$1,074,249

The ultimate payment to VenturEast will be a cash payment equal to the value of 84,278 shares of our common stock at the time of payment. This payment will be made the earlier of 30 months from the date of the acquisition agreement (November 2016) or the date of a public offering by us of our common stock. This liability is subject to future adjustment based upon changes to our stock price. During the year ended December 31, 2014, we recognized a gain of $198,000 due to the decrease in value of this note. The amounts used in computing the purchase price differ from the amounts in the purchase agreements due to fair value measurement conventions prescribed in accounting standards.

The transaction is being accounted for using the acquisition method of accounting for business combinations in accordance with GAAP. Under this method, the total consideration transferred to consummate the acquisition is being allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the closing date of the acquisition. The acquisition method of accounting requires extensive use of estimates and judgments to allocate the consideration transferred to the identifiable tangible and intangible assets acquired and liabilities assumed. Accordingly, the allocation of the consideration transferred in the consolidated financial statements is preliminary and will be adjusted upon completion of the final valuation of the assets acquired and liabilities assumed. The final valuation of fixed assets and intangibles is expected to be completed as soon as practicable but no later than twelve months after the closing date of the acquisition.

The preliminary allocation of the total purchase price to the fair value of the assets acquired and liabilities assumed as of August 18, 2014 are as follows:

Amount
Accounts receivable	$151,002
Other current assets	120,528
Fixed Assets	624,948
Other assets	416,869
Goodwill	541,565
Current liabilities	(758,614)
Other liabilities	(22,049)
Total Purchase Price	$1,074,249

The following table provides certain proforma financial information for the Company as if the acquisitions discussed above occurred on January 1, 2012:

	Unaudited
	Year Ended December 31,
	2014	2013	2012
Revenue	$14,365,402	$15,767,519	$12,528,553
Net loss	(18,498,333)	(13,677,432)	(7,918,262)

Basic net loss per share	$(1.94)	$(2.82)	$(5.20)
Dilutive net loss per share	(1.98)	(3.77)	(10.13)

The results of operations for the twelve months ended December 31, 2014 include the operations of Gentris from July 16, 2014 and BioServe from August 18, 2014 and include combined revenues of $3,296,465 and a combined net loss of $1,438,118.

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
Liquidity: Our primary sources of liquidity have been funds generated from our debt financings and equity financings. In addition, we have generated funds from the following sources: (i) cash collections from our customers; (ii) grants from the National Institutes of Health and (iii) the sale of State of New Jersey net operating loss carryforwards.
Principles of consolidation: The accompanying consolidated financial statements include the accounts of Cancer Genetics, Inc. and our wholly owned subsidiaries, Cancer Genetics Italia S.r.l (“CGI Italia”), Gentris LLC (from July 16, 2014) and CGI India (BioServe) (from August 18, 2014).
All significant intercompany account balances and transactions have been eliminated in consolidation.
Use of estimates and assumptions: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, realization of amounts billed, realization of long-lived assets, realization of intangible assets, accruals for litigation and registration payments, assumptions used to value stock options, warrants and goodwill and the valuation of assets acquired and liabilities assumed from acquisitions. Actual results could differ from those estimates.
Risks and uncertainties: We operate in an industry that is subject to intense competition, government regulation and rapid technological change. Our operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory, foreign operations, and other risks, including the potential risk of business failure.
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
Revenue recognition: Revenue is recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and ASC 954-605 Health Care Entities, Revenue Recognition which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer or services have been rendered; (3)the price is fixed or determinable; and (4) collectability is reasonably assured. In determining whether the price is fixed or determinable, we consider payment limits imposed by insurance carriers and Medicare and the amount of revenue recorded takes into account the historical percentage of revenue we have collected for each type of test for each payor category. Periodically, an adjustment is made to revenue to record differences between our anticipated cash receipts from insurance carriers and Medicare and actual receipts from such payors. For the periods presented, such adjustments were not significant. For some Clinical Service and Biopharma customers billed directly, revenue is recorded based upon the contractually agreed upon fee schedule. When assessing collectability, we consider whether we have sufficient payment history to reliably estimate a payor’s individual payment patterns. For new tests where there is no evidence of payment history at the time the tests are completed, we only recognize revenues once reimbursement experience can be established. We then recognize revenue equal to the amount of cash received. We do not bill customers for shipping and handling fees and do not collect any sales or other taxes.

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
Fixed assets: Fixed assets consist of diagnostic equipment, furniture and fixtures and leasehold improvements. Fixed assets are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which generally range from five to seven years. Leasehold improvements are depreciated over the lesser of the lease term or the estimated useful lives of the improvements using the straight-line method. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon sale, retirement or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss recorded to the consolidated statement of operations.
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

Goodwill: Goodwill resulted from the purchases of Gentris and BioServe in 2014 as described in Note 1. In accordance with ASC 350, Intangibles - Goodwill and Other, we are required to test goodwill for impairment and adjust for impairment losses, if any, at least annually and on an interim basis if an event or circumstance indicates that it is likely impairment has occurred. Our annual goodwill impairment testing date is October 1 of each year. No such losses were incurred during the year ended December 31, 2014.

Goodwill
Balance, December 31, 2013	$—
Purchased through acquisitions	2,994,135
Balance, December 31, 2014	$2,994,135

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
Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have established a full valuation allowance on our deferred tax assets as of December 31, 2014 and 2013, therefore we have not recognized any tax benefit or expense in the periods presented.
ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from uncertain tax positions may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2014 and 2013 we had no uncertain tax positions.
Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. There is no accrual for interest or penalties on our consolidated balance sheets at December 31, 2014 or 2013, and we have not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2014, 2013 or 2012.
Patents: We account for intangible assets under ASC 350-30. Patents consist of legal fees incurred and are recorded at cost and amortized over the useful lives of the assets, using the straight-line method. Certain patents are in the legal application process and therefore are not currently being amortized. We review the carrying value of patents at the end of each reporting period. Based upon our review, there were no intangible asset impairments in 2014, 2013 or 2012. Accumulated amortization of patents as of December 31, 2014 and 2013 was approximately $84,000 and $56,000, respectively. Future amortization expense for legally approved patents (excluding patent applications in progress), is estimated at $34,900 per year through 2018, approximately $31,600 for 2019 and $93,400 thereafter.
Research and development: Research and development costs associated with service and product development include direct costs of payroll, employee benefits, stock-based compensation and supplies and an allocation of indirect costs including rent, utilities, depreciation and repairs and maintenance. All research and development costs are expensed as they are incurred.
Registration payment arrangements: We account for our obligations under registration payment arrangements in accordance with ASC 825-20, Registration Payment Arrangements. ASC 825-20 requires us to record a liability if we determine a registration payment is probable and if it can reasonably be estimated. As of both December 31, 2014 and 2013, we have an accrued liability of $300,000.
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

Fair value of financial instruments: The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their estimated fair values due to the short term maturities of those financial instruments. These financial instruments are considered Level 1 measurements under the fair value hierarchy. The fair values of our notes payable, lines of credit and capital leases approximate carrying value under Level 2 of the fair value hierarchy. The fair value of warrants recorded as derivative liabilities, contingent consideration and note payable to VenturEast are described in Note 14.
Joint venture accounted for under the equity method: The Company records its joint venture investment following the equity method of accounting, reflecting its initial investment in the joint venture and its share of the joint venture’s net earnings or losses and distributions. The Company’s share of the joint venture’s net loss was approximately $940,000 in 2014 and $12,000 in 2013 (the first year of the joint venture’s operations) and is included in Research and development expense on the Consolidated Statement of Operations. The Company has a net receivable due from the joint venture of approximately $10,000 and $24,000 in 2014 and 2013, respectively, which is included in other assets in the Consolidated Balance Sheet. See additional information in Note 16.
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
Basic net loss and diluted net loss per share data were computed as follows:

	2014	2013	2012
Numerator:
Net (loss) for basic earnings per share	$(16,642,919)	$(12,372,553)	$(6,665,627)
Less change in fair value of warrant liability	417,000	4,633,000	7,538,000
Net (loss) for diluted earnings per share	$(17,059,919)	$(17,005,553)	$(14,203,627)
Denominator:
Weighted-average basic common shares outstanding	9,449,189	4,665,316	1,342,174
Assumed conversion of dilutive securities:
Common stock purchase warrants	12,474	10,658	3,987
Potentially dilutive common shares	12,474	10,658	3,987
Denominator for diluted earnings per share—adjusted weighted-average shares	9,461,663	4,675,974	1,346,161
Basic net loss per share	$(1.76)	$(2.65)	$(4.97)
Diluted net loss per share	$(1.80)	$(3.64)	$(10.55)
The following table summarizes potentially dilutive adjustments to the weighted average number of common shares which were excluded from the calculation:

	2014	2013	2012
Common stock purchase warrants	$1,060,863	$1,701,984	$1,102,176
Stock options	1,839,458	873,542	553,340
Restricted shares of common stock	132,500	7,500	—
Common shares issuable upon conversion of Series A Preferred Stock	—	—	352,614
Common shares issuable upon conversion of Series B Preferred Stock	—	—	364,320
	$3,032,821	$2,583,026	$2,372,450

Note 3. Revenue and Accounts Receivable

Revenue by service type for each of the years ended December 31 is comprised of the following:

	2014	2013	2012
Biopharma Services	$5,605,780	$2,650,285	$578,505
Clinical Services	4,432,272	3,662,795	3,166,118
Discovery Services	161,335	—	—
Grants	—	296,877	556,940
	$10,199,387	$6,609,957	$4,301,563
Accounts receivable by service type at December 31, 2014 and 2013 consists of the following:

	2014	2013
Biopharma Services	$3,203,335	$428,341
Clinical Services	1,925,176	1,174,698
Discovery Services	151,285	—
Allowance for doubtful accounts	(251,176)	(36,000)
	$5,028,620	$1,567,039

Allowance for Doubtful Accounts
Balance, December 31, 2012	$36,000
Additions to Allowance for doubtful accounts	—
Deductions to Allowance for doubtful accounts	—
Balance, December 31, 2013	36,000
Additions to Allowance for doubtful accounts	215,176
Deductions to Allowance for doubtful accounts	—
Balance, December 31, 2014	$251,176

Revenue for Biopharma Services are customized solutions for patient stratification and treatment selection through an extensive suite of DNA-based testing services. Clinical Services are tests performed to provide information on diagnosis, prognosis and theranosis of cancers to guide patient management. These tests can be billed to Medicare, another third party insurer or the referring community hospital or other healthcare facility. Discovery Services are services that provide the tools and testing methods for companies and researchers seeking to identify new DNA-based biomarkers for disease. Grants includes revenue from grants. The breakdown of our Clinical Services revenue (as a percent of total revenue) is as follows:

	2014	2013	2012
Medicare	11%	13%	18%
Other insurers	16%	25%	32%
Other healthcare facilities	16%	18%	24%
Total Clinical Services	43%	55%	74%
We have historically derived a significant portion of our revenue from a limited number of test ordering sites. The test ordering sites are largely hospitals, cancer centers, reference laboratories, physician offices and clinical trial clients. Oncologists and pathologists at these sites order the tests on behalf of the needs of their oncology patients or as part of a clinical trial sponsored by a biopharmaceutical company in which the patient is being enrolled. We generally do not have formal, long-term written agreements with such test ordering sites, and, as a result, we may lose a significant test ordering site at any time.
The top five test ordering clients during 2014, 2013 and 2012 accounted for 56%, 69% and 58% respectively, of our testing volumes, with 38%, 36% and 46% respectively, of the test volume coming from community hospitals. During the year ended

December 31, 2014, two Biopharma clients accounted for approximately 23% and 12% respectively of our revenue. During the year ended December 31, 2013 there was one Biopharma client that accounted for approximately 40% of our revenue. During 2012 there were three clients, that each accounted for more than 10% of our revenue: a Biopharma client accounted for approximately 13%, a university teaching center accounted for approximately 11% and a community hospital accounted for approximately 10% of our revenue.
Note 4. Other Current Assets
At December 31, 2014 and 2013, other current assets consisted of the following:

	2014	2013
Inventory	$279,894	$198,789
Prepaid expenses	911,320	593,950
Grants receivable	—	71,877
	$1,191,214	$864,616
Note 5. Lease Commitments
We lease our laboratory, research facility and administrative office space under various operating leases. We have approximately 17,900 square feet of office and laboratory space in Rutherford, New Jersey, 24,900 square feet in Morrisville, North Carolina, 10,000 square feet in Hyderabad, India and 2,700 square feet in Shanghai, China. We have escalating lease agreements for both our New Jersey and North Carolina spaces which expire February 2018 and May 2020, respectively. These leases require monthly rent with periodic rent increases that vary from $1 to $2 per square foot of the rented premises per year. The difference between minimum rent and straight-line rent is recorded as deferred rent payable. The terms of our New Jersey lease require that a $300,000 security deposit for the facility be held in a stand by letter of credit in favor of the landlord (see Note 7).
We acquired office and scientific equipment under long term leases which have been capitalized at the present value of the minimum lease payments. The equipment under these capital leases had a cost of $395,687 and accumulated depreciation of $29,936, as of December 31, 2014.
Minimum future lease payments under all capital and operating leases as of December 31, 2014 are as follows:

	Capital Leases	Operating Leases	Total
December 31,
2015	$74,280	$854,195	$928,475
2016	74,280	862,957	937,237
2017	61,625	870,407	932,032
2018	59,094	360,140	419,234
2019	59,094	320,885	379,979
Thereafter	83,800	135,075	218,875
Total minimum lease payments	$412,173	$3,403,659	$3,815,832
Less amount representing interest	52,838
Present value of net minimum obligations	359,335
Less current obligation under capital lease	58,950
Long-term obligation under capital lease	$300,385
Rent expense for the years ended December 31, 2014, 2013 and 2012 was $692,324, $550,882, and $516,173, respectively.
Note 6. Notes Payable and Lines of Credit
Below is a summary of our short-term and long-term debt obligations as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Secured Note Payable, short-term	$—	$22,298
Notes Payable, Current Portion	$—	$22,298
Line of Credit, Current Portion	$—	$6,000,000
Lines of Credit, Current Portion	$—	$6,000,000
Lines of Credit, Long-Term	$6,000,000
Lines of Credit, Long-Term	$6,000,000	$—

Business Line of Credit — Wells Fargo
At December 31, 2014 and 2013, we have fully utilized a line of credit with Wells Fargo Bank which provides for maximum borrowings of $6 million. On April 1, 2014 we entered into a credit agreement and re-negotiated the terms of our fully utilized line of credit with Wells Fargo Bank. The line of credit was extended through April 1, 2016 at a rate of interest equal to the Daily One Month LIBOR rate plus 1.75% (1.91% at December 31, 2014). The facility requires monthly interest payments.
The line of credit is collateralized with $6 million in cash. Additionally, we are required to maintain limits on capital spending and are restricted as to the amount we may pledge as collateral for additional borrowings from any source. The line of credit requires the repayment of principal, and any unpaid interest, in a single payment due upon maturity.
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
December 2011 Financing Transaction
The December 2011 Credit Agreement was with John Pappajohn and Andrew Pecora (indirectly through an investment company), both then members of our board of directors, and NNJCA Capital, LLC (“NNJCA”), a limited liability company of which Dr. Pecora is a member. Mr. Pappajohn originally provided $4.0 million of financing, NNJCA originally provided $1.5 million of financing and Dr. Pecora provided $500,000 of financing under the Credit Agreement. On April 10, 2013, Mr. Pappajohn converted $4.0 million and Dr. Pecora converted $500,000 into 450,000 shares of our common stock at the IPO price of $10.00 per share concurrent with our IPO. The remaining outstanding balance of $1.5 million was repaid on August 19, 2013 using a portion of the proceeds from our Secondary Offering.
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
Business Line of Credit – DAM
On April 10, 2013, $1 million of indebtedness under this line was converted into 100,000 shares of common stock at the IPO price of $10 per share. The remaining outstanding balance of $2.0 million was repaid on August 19, 2013 using a portion of the proceeds from our Secondary Offering.
Other Note Payable
On April 10, 2013, a $100,000 note payable and accrued interest payable to Dr. Chaganti was converted into 13,430 shares of common stock at the IPO price of $10.00 per share.
Loss on Debt and Warrant Restructuring
We entered into a Restated Credit Agreement with Mr. Pappajohn and Mr. Oman in October 2012 to provide for additional borrowing of $1,000,000, which agreement also removed the conversion price adjustment of a 20% discount to the IPO or merger price if the IPO or merger price is less than $53.12 per share. We evaluated the application of ASC 470-50, Modifications and Extinguishments and ASC 470-60, Troubled Debt Restructurings by Debtors and concluded that the revised terms constituted a debt extinguishment, rather than a debt modification or troubled debt restructuring.
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

Restated 2012 convertible debt financing transaction	$1,506,512
Amend warrants granted for guarantee of business line of credit	268,000
Amend warrants granted for 2011 convertible debt financing transaction	545,000
Settle warrants granted for guarantee of business line of credit	(129,500)
Settle warrants granted for 2011 convertible debt financing transaction	(328,000)
Loss on debt and warrant restructuring - 2012	$1,862,012

Note 7. Letter of Credit
We maintain a $300,000 letter of credit in favor of our landlord pursuant to the terms of the lease for our Rutherford facility. At December 31, 2014 the letter of credit was fully secured by the restricted cash disclosed on our Consolidated Balance Sheet.
Note 8. Fixed Assets
Fixed assets are summarized by major classifications as follows:

	2014	2013
Equipment	$5,913,928	$2,513,066
Furniture and fixtures	548,093	461,119
Leasehold improvements	869,578	595,689
	7,331,599	3,569,874
Less accumulated depreciation	(2,885,006)	(2,305,250)
Net fixed assets	$4,446,593	$1,264,624

Note 9. Income Taxes
The provision for income taxes for the years ended December 31, 2014, 2013 and 2012 differs from the approximate amount of income tax benefit determined by applying the U.S. federal income tax rate to pre-tax loss, due to the following:

	For the Year Ended December 31, 2014		For the Year Ended December 31, 2013		For the Year Ended December 31, 2012
	Amount	% of Pretax Loss	Amount	% of Pretax Loss	Amount	% of Pretax Loss
Income tax benefit at federal statutory rate	$(6,648,000)	35.0%	$(4,563,000)	35.0%	$(2,333,000)	35.0%
State tax provision, net of federal tax benefit	(807,000)	4.2%	(359,000)	2.8%	(661,000)	9.5%
Tax credits	(154,000)	0.8%	(126,000)	1.0%	(82,000)	1.1%
Stock based compensation permanent differences	207,000	-1.1%	229,000	-1.8%	85,000	-1.2%
Derivative warrant permanent differences	(146,000)	0.8%	(1,622,000)	12.4%	(1,926,000)	26.0%
Investor consideration permanent differences	(69,000)	0.4%	—	—%	—	—%
Debt and warrant conversion costs permanent difference	—	—%	3,454,000	-26.5%	—	—%
Change in valuation allowance	5,255,000	-27.7%	2,356,000	-18.1%	4,858,000	-70.2%
Other	12,000	—%	(33,000)	0.3%	59,000	-0.2%
Income tax (benefit) provision	$(2,350,000)	12.4%	$(664,000)	5.1%	$—	—%
During January and December 2014, we sold $28,640,223 of gross State of New Jersey NOL carryforwards relating to tax years 2009 through 2012, resulting in the receipt of $2,350,185. During 2013, we sold $8,018,107 of gross State of New Jersey NOL carryforwards, resulting in the receipt of $663,900.
We transferred the NOL carryforwards through the Technology Business Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority.
Approximate deferred taxes consist of the following components as of December 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$20,982,000	$17,140,000
Accruals and reserves	773,000	509,000
Non-qualified stock options	1,912,000	877,000
Research and development tax credits	758,000	603,000
Derivative warrant liability	26,000	26,000
Investment in joint venture	163,000	163,000
Goodwill	23,000	—
Other	6,000	5,000
Total deferred tax assets	24,643,000	19,323,000
Less valuation allowance	(24,558,000)	(19,303,000)
Net deferred tax assets	85,000	20,000
Deferred tax liabilities:
Fixed assets	(85,000)	(20,000)
Net deferred taxes	$—	$—

F-95

Due to a history of losses we have generated since inception, we believe it is more-likely-than-not that all of the deferred tax assets will not be realized as of December 31, 2014 and 2013. Therefore, we have recorded a full valuation allowance on our deferred tax assets. We have net operating loss carryforwards for federal income tax purposes of approximately $57,000,000 as of December 31, 2014. The net operating loss carryforwards will begin to expire in 2027. Utilization of these carryforwards is subject to limitation due to ownership changes that may delay the utilization of a portion of the carryforwards.
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
At December 31, 2014, 386,044 shares remain available for future awards under the 2011 Plan and 89,051 shares remain available for future awards under the 2008 Plan.
As of December 31, 2014, no stock appreciation rights and 227,500 shares of restricted stock had been awarded under the Stock Option Plans.

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
A summary of employee and non-employee stock option activity for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	Number of Shares	Weighted- Average Exercise Price
Outstanding January 1, 2012	559,990	$12.85	8.10	$11,737,710
Granted	2,400	33.80
Cancelled or expired	(9,050)	23.43
Outstanding December 31, 2012	553,340	$12.76	7.13	$1,142,432
Granted	426,762	14.57
Exercised	(164)	10.00
Cancelled or expired	(106,396)	20.46
Outstanding December 31, 2013	873,542	$10.83	7.75	$3,138,539
Granted	1,154,800	$10.41
Exercised	(30,083)	$6.61
Cancelled or expired	(158,801)	$11.45
Outstanding December 31, 2014	1,839,458	$10.58	8.49	$618,250
Exercisable, December 31, 2014	635,435	$9.14	6.72	$478,219
Aggregate intrinsic value represents the difference between the fair value of our common stock and the exercise price of outstanding, in-the-money options. The fair value of our common stock was $6.68 and $13.78 as of December 31, 2014 and 2013, respectively, and the estimated fair value of our common stock was $9.60 as of December 31, 2012. During the year ended December 31, 2014 and 2013, we received $79,018 and $1,640, respectively from the exercise of options. Also during the year ended December 31, 2014, an option holder exercised options to purchase 12,000 shares of common stock with an exercise price of $10.00 per share using the net issue exercise method whereby the option holder surrendered 11,429 shares in payment in full of the exercise price resulting in net issuance of 571 shares of common stock. The options exercised in 2014 and 2013 had a total intrinsic value of $120,510 and $1,630, respectively. Options were not exercised in 2012.
As of December 31, 2014, total unrecognized compensation cost related to non-vested stock options granted to employees was $6,058,774, which we expect to recognize over the next 3.70 years.
As of December 31, 2014 and 2013, total unrecognized compensation cost related to non-vested stock options granted to non-employees was $645,739 and $94,359, respectively, which we expect to recognize over the next 2.95 and 1.78 years, respectively. The estimate of unrecognized non-employee compensation is based on the fair value of the non-vested options as of December 31, 2014 and 2013.
The following table summarizes information about outstanding and vested stock options granted to employees and non-employees as of December 31, 2014 as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
4.00	145,000	4.22	$4.00	145,000	$4.00
4.80	30,914	5.05	4.80	30,432	4.80
6.30	451,400	9.95	6.30	85,280	6.30
7.44	7,500	9.98	7.44	—	—
9.09	223,400	9.74	9.09	20,681	9.09
10.00	230,788	5.65	10.00	209,395	10.00
11.70 - 11.75	50,400	9.30	11.70	2,066	11.74
12.50 - 14.18	105,700	9.01	13.99	1,351	13.98
15.39	304,356	8.78	15.39	90,230	15.39
15.89	200,000	9.40	15.89	37,500	15.89
17.38	90,000	9.22	17.38	13,500	17.38
Total	1,839,458	8.49	$10.58	635,435	$9.14
The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires us to make assumptions and judgments about the variables used in the calculation, including the fair value of our common stock (see Note 13), the expected term (the period of time that the options granted are expected to be outstanding), the volatility of our common stock, a risk-free interest rate, and expected dividends. We also estimate forfeitures of unvested stock options. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest. We use the simplified calculation of expected life described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, and volatility is based on an average of the historical volatilities of the common stock of three entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. We use an expected dividend yield of zero, as we do not anticipate paying any dividends in the foreseeable future. Expected forfeitures are assumed to be zero due to the plan design which has monthly vesting after an initial cliff vesting period.
The following table presents the weighted-average assumptions used to estimate the fair value of options granted to employees during the periods presented:

	Year Ended December 31,
	2014	2013	2012
Volatility	70.17%	76.60%	77.39%
Risk free interest rate	1.78%	1.79%	1.43%
Dividend yield	—	—	—
Term (years)	5.98	6.14	6.50
Weighted-average fair value of options granted during the period	$5.29	$9.85	$23.35
In 2010, we issued an aggregate of 80,000 options to non-employees with an exercise price of $25.00. As described above, on April 5, 2013, these options were exchanged for 48,000 options with an exercise price of $10.00. In October 2013, we issued 10,000 options to a non-employee with an exercise price of $15.39. In May 2014, we issued 200,000 options to a Director, with an exercise price of $15.89. See Note 17 for additional information. The following table presents the weighted-average assumptions used to estimate the fair value of options reaching their measurement date for non-employees during the periods presented:

	Year Ended December 31,
	2014	2013	2012
Volatility	71.76%	75.68%	75.01%
Risk free interest rate	2.44%	1.53%	1.26%
Dividend yield	—	—	—
Term (years)	9.68	7.68	8.28
Starting in 2013, restricted stock awards have been granted to employees, directors and consultants as compensation for services. At December 31, 2014, there was $852,206 of unrecognized compensation cost related to non-vested restricted stock granted to employees; we expect to recognize the cost over 3 years. At December 31, 2014, there was $12,948 of unrecognized compensation cost related to non-vested restricted stock granted to non-employees, which we expect to recognize over 0.78 years.
The following table summarizes the activities for our non-vested restricted stock awards for the years ended December 31, 2014 and 2013:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2013	$—	$—
Granted	7,500	13.50
Vested	(2,500)	15.39
Non-vested at December 31, 2013	$5,000	$12.55
Granted	220,000	9.01
Vested	(80,000)	10.19
Forfeited/canceled	(12,500)	12.04
Non-vested at December 31, 2014	$132,500	$8.14
The following table presents the effects of stock-based compensation related to stock option and restricted stock awards to employees and non-employees on our Statement of Operations during the periods presented:

	Year Ended December 31,
	2014	2013	2012
Cost of revenues	$148,852	$41,470	$11,753
Research and development	472,573	114,189	460,321
General and administrative	3,058,465	516,127	297,175
Sales and marketing	155,459	63,359	146,112
Total stock-based compensation	$3,835,349	$735,145	$915,361

Note 12. Warrants
We have issued certain warrants which contain an exercise price adjustment feature in the event we issue additional equity instruments at a price lower than the exercise price of the warrant. The warrants are described herein as derivative warrants. For all derivative warrants, in the event equity instruments are issued at a price lower than the exercise price of the warrant, the exercise price is adjusted to the price of the new equity instruments issued (price adjustment feature). For certain of these warrants, the number of shares underlying the warrant is also adjusted to an amount computed by dividing the proceeds of the warrant under its original terms by the revised exercise price (share adjustment feature). These warrants are initially recorded as a warrant liability at fair value with a corresponding entry to the loan guarantee fee asset, debt discount, additional paid-in capital or expense dependent upon the service provided in exchange for the warrant grant. Subsequently, any change in fair value is recognized in earnings until such time as the warrants are exercised, amended or expire. As of December 31, 2014 all warrants with a share adjustment feature have either expired or have been exercised.
In connection with debt guarantees and extensions, we issued 1,051,506 warrants to Mr. Pappajohn, a member of our Board of Directors and stockholder, at various dates (see Note 17). These warrants were initially recorded at fair value as a loan guarantee fee amortized over the period of the guarantee to interest expense. The aggregate issue date fair value of the debt guarantee warrants was $1,555,000 in 2012, and $831,000 in 2011. There were no debt guarantee warrants issued in 2014 or 2013.
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
In January 2014, the Company received $950 from a warrant holder who exercised warrants to purchase 95 shares of common stock at $10.00  per share. In February 2014 a warrant holder exercised warrants to purchase 3,320 shares of common stock at an exercise price of $10.00 per share using the net issuance exercise method whereby 1,661 shares were surrendered in payment in full of the exercise price resulting in a net issuance of 1,659 shares. In March 2014 a warrant holder exercised warrants to purchase 12,500 shares of common stock at an exercise price of $10.00 per share using the net issuance exercise method whereby 7,230 shares were surrendered in payment in full of the exercise price resulting in a net issuance of 5,270 shares. In June 2014, we received $177,154 from Mr. Pappajohn who exercised warrants to purchase 44,288 shares of common stock at an exercise price of $4.00 per share.

In July 2014, warrant holders exercised warrants to purchase 130,000 shares of common stock at an exercise price of $4.00 per share using the net issuance exercise method whereby 45,894 shares were surrendered in payment in full of the exercise price resulting in a net issuance of 84,106 shares.

In October 2014, 470,833 warrants expired unexercised, of which 233,333 were warrants held by Mr. Pappajohn.

The following table summarizes the warrant activity for the years ending December 31, 2014, 2013 and 2012:

Issued With / For	Exercise Price	Warrants Outstanding January 1, 2012	2012 Warrants Issued	2012 Warrants Exercised	2012 Warrants Surrendered	2012 Warrants Expired	Warrants Outstanding December 31, 2012	2013 Warrants Issued	2013 Warrants Exercised	2013 Warrants Expired	IPO Adjustments (E)	Warrants Outstanding December 31, 2013	2014 Warrants Exercised	2014 Warrants Expired	Warrants Outstanding December 31, 2014
Non-Derivative Warrants:
Financing	$10.00	—	—	—	—	—	—	—	—	—	243,334	243,334	—	—	243,334
Financing	14.10	8,865	—	(2,482)	—	(6,383)	—	—	—	—	—	—	—	—	—
Financing	15.00	—	—	—	—	—	—	—	—	—	436,079	436,079	—	—	436,079
Debt Guarantee	4.00	228,288	—	—	—	—	228,288	—	(54,000)	—	—	174,288	(174,288)	—	—
Debt Guarantee	10.00	—	—	—	—	—	—	—	—	—	237,500	237,500	—	(237,500)	—
Debt Guarantee	15.00	—	—	—	—	—	—	—	—	—	585,645	585,645	—	(233,333)	352,312
Series A Pref. Stock	10.75	30,000	—	(30,000)	—	—	—	—	—	—	—	—	—	—	—
Series A Pref. Stock	14.10	89,214	—	(18,616)	—	(5,269)	65,329	—	(29,868)	(35,461)	—	—	—	—	—
Consulting	10.00	—	—	—	—	—	—	—	—	—	29,138	29,138	—	—	29,138
	13.72 F	356,367	—	(51,098)	—	(11,652)	293,617	—	(83,868)	(35,461)	1,531,696	1,705,984	(174,288)	(470,833)	1,060,863
Derivative Warrants:
Series A Pref. Stock	4.00 A	7,325	—	(3,812)	—	(3,513)	—	—	—	—	—	—	—	—	—
Financing	10.00 B	—	—	—	—	—	—	—	—	—	60,000	60,000	—	—	60,000
Financing	25.00 B	60,000	—	—	—	—	60,000	—	—	—	(60,000)	—	—	—	—
Financing	42.50 BCD	42,353	189,117	—	(156,176)	—	75,294	—	—	—	(75,294)	—	—	—	—
Financing	42.50 AD	—	54,314	—	—	—	54,314	2,941	—	—	(57,255)	—	—	—	—
Financing	42.50 ACD	—	120,865	—	—	—	120,865	6,471	—	—	(127,336)	—	—	—	—
Debt Guarantee	10.00 A	—	—	—	—	—	—	—	—	—	12,500	12,500	(12,500)	—	—
Debt Guarantee	25.00 ACD	212,000	—	—	—	—	212,000	—	—	—	(212,000)	—	—	—	—
Debt Guarantee	25.00 AD	100,000	—	—	—	—	100,000	—	—	—	(100,000)	—	—	—	—
Debt Guarantee	32.45 AC	40,000	—	—	—	—	40,000	—	—	—	(40,000)	—	—	—	—
Debt Guarantee	42.50 ACD	—	75,392	—	(37,000)	—	38,392	—	—	—	(38,392)	—	—	—	—
Debt Guarantee	42.50 BCD	—	37,000	—	—	—	37,000	—	—	—	(37,000)	—	—	—	—
Series B Pref. Stock	10.00 B	—	—	—	—	—	—	—	(34,034)	—	52,464	18,430	(3,415)	—	15,015
Series B Pref. Stock	25.00 B	52,464	—	—	—	—	52,464	—	—	—	(52,464)	—	—	—	—
Consulting	10.00 B	—	—	—	—	—	—	—	—	—	200	200	—	—	200
Consulting	12.50 AD	4,030	—	—	—	—	4,030	—	—	—	(4,030)	—	—	—	—
Consulting	14.10 AD	10,000	—	—	—	—	10,000	—	—	—	(10,000)	—	—	—	—
Consulting	25.00 BD	200	—	—	—	—	200	—	—	—	(200)	—	—	—	—
Consulting	25.00 AD	4,000	—	—	—	—	4,000	—	—	—	(4,000)	—	—	—	—
	10.00 F	532,372	476,688	(3,812)	(193,176)	(3,513)	808,559	9,412	(34,034)	—	(692,807)	91,130	(15,915)	—	75,215
	13.47 F	888,739	476,688	(54,910)	(193,176)	(15,165)	1,102,176	9,412	(117,902)	(35,461)	838,889	1,797,114	(190,203)	(470,833)	1,136,078
 _________________________

A	These warrants are subject to fair value accounting and contain exercise price and number of share adjustment features. See Note 13.

B	These warrants are subject to fair value accounting and contain an exercise price adjustment feature. See Note 13.

C	On February 11, 2013, these warrants held by John Pappajohn were amended to limit the adjustment feature(s) to $15.00 per share in an initial public offering (totaling 530,022 warrants).

D	The exercise price and/or number of share adjustment features of these warrants expired and are no longer subject to fair value accounting after our initial public offering.

E
On April 10, 2013 the Company completed the IPO at $10.00 per share. The shares of common stock issuable upon the exercise of warrants outstanding as of April 10, 2013 increased by 838,889 shares and the exercise prices of 1,656,860 warrants were adjusted as a result of the share and exercise price adjustment features described above.

F	Weighted average exercise prices are as of December 31, 2014.

Note 13. Fair Value of Warrants
The following tables summarize the assumptions used in computing the fair value of derivative warrants subject to fair value accounting at the date of issue during the years ended December 31, 2014, 2013 and 2012 and at December 31, 2014, December 31, 2013 and April 5, 2013 (IPO valuation date). In computing the fair value of the warrants, if the stated exercise price of the warrants exceeded the assumed value of the Company stock at the date the fair value was being computed, the exercise price and number of shares (if applicable) underlying the warrants were adjusted to reflect an assumed trigger of the price and/or share adjustment features related to the applicable warrants. Such adjustments were only applicable to 2012 and 2013 due to the relative price of the warrants and the assumed Company stock price:

Debt Guarantee	Exercised During the year ended December 31, 2014	Issued During the year ended December 31, 2012	As of December 31, 2013	IPO Date April 5, 2013
Exercise Price	$10.00	$9.60	$10.00	$13.56
Expected life (years)	0.60	4.66	0.83	2.42
Expected volatility	49.01%	80.05%	57.33%	66.37%
Risk-free interest rate	0.08%	0.82%	0.13%	0.32%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Series B	Exercised During the Year Ended December 31, 2014	As of December 31,
		2014	2013
Exercise Price	$10.00	$10.00	$10.00
Expected life (years)	1.72	0.88	1.92
Expected volatility	46.60%	49.95%	59.26%
Risk-free interest rate	0.33%	0.25%	0.38%
Expected dividend yield	0.00%	0.00%	0.00%

	As of December 31,		IPO Date April 5, 2013
Consulting	2014	2013
Exercise Price	$10.00	$10.00	$10.00
Expected life (years)	1.14	2.14	2.33
Expected volatility	49.25%	62.63%	63.20%
Risk-free interest rate	0.25%	0.38%	0.27%
Expected dividend yield	0.00%	0.00%	0.00%

	Issued During the Year Ended December 31,		As of December 31,		IPO Date April 5,
Financing	2014	2013	2014	2013	2013
Exercise Price	$—	$13.34	$10.00	$10.00	$13.21
Expected life (years)	0	9.78	1.23	2.25	8.30
Expected volatility	—%	74.70%	50.23%	64.40%	73.22%
Risk-free interest rate	—%	1.95%	0.25%	0.38%	1.44%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%

The assumed ranges of Company stock prices used in computing the warrant fair value for warrants issued during the year is as follows: in 2014, $6.68—$19.86; in 2013, $9.60—$20.26; in 2012, $9.60—$33.80. In determining the fair value of warrants issued at each reporting date, the assumed Company stock price was $6.68 and $13.78 (the closing price on the NASDAQ Capital Market) at December 31, 2014 and 2013.
The following table summarizes the derivative warrant activity subject to fair value accounting for the years ended December 31, 2014, 2013 and 2012:

	Issued with Series A Preferred Stock	Issued with Series B Preferred Stock	Issued For Debt Guarantee	Issued For Consulting	Issued For Financing	Total
Fair value of warrants outstanding as of January 1, 2012	$220,000	$1,160,000	$6,993,000	$447,000	$2,293,000	$11,113,000
Fair value of warrants issued	—	—	1,583,000	—	4,961,000	6,544,000
Fair value of warrants exercised	(55,000)	—	—	—	—	(55,000)
Warrant restructuring	—	—	268,000	—	2,217,000	2,485,000
Change in fair value of warrants	(165,000)	(930,000)	(3,165,000)	(300,000)	(2,978,000)	(7,538,000)
Fair value of warrants outstanding as of December 31, 2012	—	230,000	5,679,000	147,000	6,493,000	12,549,000
Fair value of warrants issued	—	—	—	—	268,000	268,000
Fair value of warrants exercised	—	(420,000)	—	—	—	(420,000)
Reclassification to equity in IPO	—	—	(2,514,000)	(108,000)	(4,548,000)	(7,170,000)
Change in fair value of warrants	—	307,000	(3,101,000)	(38,000)	(1,801,000)	(4,633,000)
Fair value of warrants outstanding as of December 31, 2013	—	117,000	64,000	1,000	412,000	594,000
Fair value of warrants exercised	—	(38,000)	(87,000)	—	—	(125,000)
Change in fair value of warrants	—	(71,000)	23,000	(1,000)	(368,000)	(417,000)
Fair value of warrants outstanding as of December 31, 2014	$—	$8,000	$—	$—	$44,000	$52,000

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
The following table summarizes the financial liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$52,000	—	—	$52,000
Gentris contingent consideration	293,400	—	—	293,400
Notes payable to VenturEast	534,828	—	—	534,828
	$880,228	—	—	$880,228
	2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$594,000	—	—	$594,000
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
The value of the Gentris contingent consideration was determined using a discounted cash flow of the expected payments required by the purchase agreement.
The ultimate payment to VenturEast will be the value of 84,278 shares of common stock at the time of payment. The value of the note payable to VenturEast was determined using the fair value of our common stock less a discount for credit risk. During the year ended December 31, 2014 we recognized a gain of $198,000 due to the decrease in value of the note. Realized and unrealized gains and losses related to the change in fair value of the note are included in other income (expense) on the Consolidated Statement of Operations.
A table summarizing the activity for the derivative warrant liability which is measured at fair value using Level 3 inputs is presented in Note 13. The following table summarizes the activity of the notes payable to VenturEast and Gentris contingent consideration which were measured at fair value using Level 3 inputs:

	Note Payable	Gentris Contingent
	to VenturEast	Consideration
Fair value at January 1, 2014	$—	$—
Fair value at issuance	733,387	293,400
Change in fair value	(198,559)	—
Fair value at December 31, 2014	$534,828	$293,400

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
The agreement also requires aggregate total capital contributions by us of up to an additional $4.0 million. We currently anticipate that we will make capital contributions of $1.0 million in the second quarter of 2015. The timing of the remaining installments is subject to the JV's achievement of certain operational milestones agreed upon by the board of governors of the JV. In exchange for its membership interest, Mayo’s capital contribution will take the form of cash, staff, services, hardware and software resources, laboratory space and instrumentation, the fair market value of which will be approximately equal to $6.0 million. Mayo’s continued contribution will also be conditioned upon the JV’s achievement of certain milestones.
The joint venture is considered a variable interest entity under ASC 810-10, but we are not the primary beneficiary as we do not have the power to direct the activities of the joint venture that most significantly impact its performance. Our evaluation of ability to impact performance is based on our equal board membership and voting rights and day to day management functions which are performed by the Mayo personnel.
Note 17. Related Party Transactions
John Pappajohn, a member of the Board of Directors and stockholder, had personally guaranteed our revolving line of credit with Wells Fargo Bank through March 31, 2014. As consideration for his guarantee, as well as each of the eight extensions of this facility through March 31, 2014, Mr. Pappajohn received warrants to purchase an aggregate of 1,051,506 shares of common stock of which Mr. Pappajohn assigned warrants to purchase 284,000 shares of common stock to certain third parties. Through December 31, 2014, warrants to purchase 440,113 shares of common stock have been exercised by Mr. Pappajohn and 233,333 warrants to purchase common stock have expired. After adjustment pursuant to the terms of the warrants in conjunction with our IPO, the number of these warrants outstanding retained by Mr. Pappajohn was 352,312 at $15.00 per share on December 31, 2014.
In addition, John Pappajohn also had loaned us an aggregate of $6,750,000 (all of which was converted into 675,000 shares of common stock at the IPO price of $10.00 per share). In connection with these loans, Mr. Pappajohn received warrants to purchase an aggregate of 202,630 shares of common stock. After adjustment pursuant to the terms of the warrants in conjunction with our IPO, the number of warrants outstanding was 436,079 at $15.00 per share at December 31, 2014.
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
In August 2010, we entered into a consulting agreement with Equity Dynamics, Inc. (“EDI”), an entity controlled by John Pappajohn, pursuant to which EDI received a monthly fee of $10,000. The consulting agreement was terminated effective March 31, 2014. Subsequently the Company entered into a new consulting agreement with EDI effective April 1, 2014 pursuant to which it will receive a monthly fee of $10,000. We expensed $120,000 annually for the years ended December 31, 2014, 2013 and 2012 related to this agreement.
On May 19, 2006, we issued a convertible promissory note in favor of our then Chairman and founder, Dr. Chaganti, the holder, which obligated us to pay the holder the sum of $100,000, together with interest at the rate of 8.5% per annum, due April 1, 2014. Interest expense was $2,400 and $8,400 for the years ended December 31, 2013 and 2012, respectively. On April 10, 2013 the note and accrued interest converted into 13,430 shares of common stock at the IPO price of $10.00 per share. Pursuant to a consulting and advisory agreement, Dr. Chaganti also received options to purchase a total of 36,000 shares of common stock at a price of $10.00 per share which vested over a two year period. Total non-cash stock-based compensation recognized under the consulting agreement for the years ended December 31, 2014, 2013 and 2012 was $0, $76,220 and $430,600, respectively. Additionally, on September 15, 2010, we entered into a three year consulting agreement with Dr. Chaganti which was subsequently renewed through December 31, 2016 pursuant to which Dr. Chaganti receives $5,000 per month for providing consulting and technical support services. Total expenses for each of the years ended December 31, 2014, 2013 and 2012 were $60,000. Pursuant to the terms of the renewed consulting agreement, Dr. Chaganti received an option to purchase 200,000 shares of our common stock at a purchase price of $15.89 per share vesting over a period of four years. Total non-cash stock-based compensation recognized under this consulting agreement for the years ended December 31, 2014, 2013 and 2012 were $341,000, $0 and $0. Also pursuant to the consulting agreement, Dr. Chaganti assigned to us all rights to any inventions which he may invent during the course of rendering consulting services to us. In exchange for this assignment, if the USPTO issues a patent for an invention on which Dr. Chaganti is listed as an inventor, we are required to pay Dr. Chaganti (i) a one-time payment of $50,000 and (ii)1% of any net revenues we receive from any licensed sales of the invention. In 2014 we paid Dr. Chaganti $150,000 which was recognized as an expense in fiscal 2013 when three patents were issued. Also in February 2015, we paid Dr. Chaganti $150,000 for which was recognized as an expense in 2014 when three additional patents were issued.
Andrew Pecora (indirectly through an investment company), when a member of our board of directors, and NNJCA, a limited liability company of which Dr. Pecora is a member originally provided $0.5 and $1.5 million of financing, respectively, under a Credit Agreement dated as of December 21, 2011, as amended and restated as of February 13, 2012. On April 10, 2013, NNJCA converted $0.5 million of its outstanding indebtedness into 50,000 shares of our common stock at the IPO price of $10.00 per share concurrent with our IPO. On August 19, 2013, the remaining principal under these notes were repaid to Dr. Pecora and NNJCA using a portion of the proceeds from our Secondary Offering. The loan bore an annual interest rate equal to the prime rate plus 6.25% (9.50% at August 19, 2013). We paid a pre-payment penalty due to Pecora and NNJCA of $130,000 of which $32,667 was paid upon conversion of the notes and the remaining balance paid on August 19, 2013.
On August 15, 2010, we entered into a two-year consulting agreement with Dr. Pecora, then a member of our board of directors, pursuant to which Dr. Pecora received $5,000 per month for providing consulting and advisory services. The cash component of this agreement was terminated by mutual consent in August 2011. Dr. Pecora also received stock options under the consulting and advisory agreement to purchase a total of 12,000 shares of common stock at price of $25.00 per share which vested over a two year period. Total expenses for 2014, 2013 and 2012 under the consulting agreement were $0 , $0, $142,740, respectively, expensed under the stock option plan.
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
Evaluation of Disclosure Controls and Procedures.
We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended) as of December 31, 2014, the end of the period covered by this report on Form 10-K. Based on this evaluation, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures were effective at December 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and were operating in an effective manner for the period covered by this report, and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or because of declines in the degree of compliance with policies or procedures.

We completed an acquisition of Gentris Corporation on July 16, 2014 and of BioServe Biotechnologies (India) Pvt. Ltd on August 18, 2014. Management's assessment of and conclusion on the effectiveness of our internal control over financial reporting excludes the internal controls over the financial reporting of these entities. These acquisitions contributed approximately 32 percent of our net sales for the year ended December 31, 2014 and accounted for approximately 15 percent of our total assets as of December 31, 2014. Registrants are permitted to exclude acquisitions from their assessment of internal controls over financial reporting during the first year if, among other circumstances and factors, there is not adequate time between the consummation date of the acquisition and the assessment date for assessing internal controls.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992).

Based on management’s assessment, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item will be contained in the Proxy Statement for our 2015 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2014 and is incorporated herein by reference herein.

Item 11.	Executive Compensation.
The information required by this item will be contained in the Proxy Statement for our 2015 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2014 and is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be contained in the Proxy Statement for our 2015 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2014 and is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be contained in the Proxy Statement for our 2015 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2014 and is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services.
The information required by this item will be contained in the Proxy Statement for our 2015 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2014 and is incorporated by reference herein.

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

Cancer Genetics, Inc. (Registrant)

Date: March 16, 2015	/s/ Panna L. Sharma
Panna L. Sharma
President and Chief Executive Officer (Principal Executive Officer and duly authorized signatory)

Date: March 16, 2015	/s/ Edward J. Sitar
Edward J. Sitar
Chief Financial Officer (Principal Financial and Accounting Officer)

SIGNATURES AND POWER OF ATTORNEY
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Panna Sharma and Edward Sitar, and each of them, his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this annual report on Form 10-K together with all schedules and exhibits thereto, (ii) act on, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and, (iii) take any and all actions which may be necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Act, this annual report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Panna L. Sharma	President, Chief Executive Officer and Director	March 16, 2015
Panna L. Sharma	(Principal Executive Officer)

/s/ Edward J. Sitar	Chief Financial Officer	March 16, 2015
Edward J. Sitar	(Principal Financial Officer and Principal Accounting Officer)

/s/ John Pappajohn	Chairman of the Board of Directors	March 16, 2015
John Pappajohn

/s/ Geoffrey Harris	Director	March 16, 2015
Geoffrey Harris

/s/ Edmund Cannon	Director	March 16, 2015
Edmund Cannon

/s/ Howard McLeod	Director	March 16, 2015
Howard McLeod

/s/ Michael J. Welsh	Director	March 16, 2015
Michael J. Welsh

/s/ Raju S. K. Chaganti	Director	March 16, 2015
Raju S. K. Chaganti, Ph.D.

/s/ Franklyn G. Prendergast	Director	March 16, 2015
Franklyn G. Prendergast, M.D., Ph.D.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of Cancer Genetics, Inc., filed as Exhibit 3.1 to quarterly report on Form 10-Q filed on May 15, 2013 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Cancer Genetics, Inc., filed as Exhibit 3.4 to Form S-1/A filed on April 30, 2012 (File No. 333-178836) and incorporated herein by reference.

4.1	Specimen Common Stock certificate of Cancer Genetics, Inc., filed as Exhibit 4.1 to Form S-1/A filed on May 16, 2012 (File No. 333-178836) and incorporated herein by reference.

4.2	Form of Short Form Cashless Exercise Warrant, filed as Exhibit 4.9 to Form S-1 filed on December 30, 2011 (File No. 333-178836) and incorporated herein by reference.

4.3	Form of Medium Form Warrant, filed as Exhibit 4.10 to Form S-1 filed on December 30, 2011 (File No. 333-178836) and incorporated herein by reference.

4.4	Form of Long Form Warrant, filed as Exhibit 4.11 to Form S-1 filed on December 30, 2011 (File No. 333-178836) and incorporated herein by reference.

4.5
Form of Bridge Financing Warrant issued by Cancer Genetics, Inc. to John Pappajohn, NNJCA Capital, LLC, Pecora and Company and DAM Holdings, LLC, filed as Exhibit 10.36 to Form S-1/A filed on March 13, 2012 (File No. 333-178836) and incorporated herein by reference.

4.6
Form of Modified Bridge Warrant issued by Cancer Genetics, Inc. to John Pappajohn and Mark Oman, filed as Exhibit 10.50 to Form S-1/A filed on October 23, 2012 (File No. 333-178836) and incorporated herein by reference.

4.7
Form of October 2012 Warrant issued by Cancer Genetics, Inc. to John Pappajohn and Mark Oman, filed as Exhibit 10.53 to Form S-1/A filed on October 23, 2012 (File No. 333-178836) and incorporated herein by reference.

4.8
Asset Purchase Agreement, by and among Cancer Genetics, Inc., Gentris, LLC and Gentris Corporation, dated July 15, 2014 (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed on July 22, 2014 with the Securities and Exchange Commission).

4.9
Share Purchase Agreement, by and among Cancer Genetics (India) Private Limited, Cancer Genetics, Inc.,     BioServe Biotechnologies (India) Pvt. Ltd., BioServe Biotechnologies Ltd., and each of the Selling Shareholders named therein, dated May 12, 2014 (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed on August 18, 2014 with the Securities and Exchange Commission).

4.10
Stock Purchase Agreement, by and between Cancer Genetics, Inc. and BioServe Biotechnologies Ltd., dated May 12, 2014 (incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed on August 18, 2014 with the Securities and Exchange Commission).

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

10.5
Amended and Restated 2011 Equity Compensation Plan, dated May 22, 2014 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on May 22, 2014 with the Securities and Exchange Commission)

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

10.11
Employment Agreement, between Elizabeth Czerepak and Cancer Genetics, Inc., effective as of January 1, 2012, filed as Exhibit 10.18 to Form S-1/A filed on February 14, 2012 (File No. 333-178836) and incorporated herein by reference.

10.12
Employment Agreement, between Jane Houldsworth El Naggar, Ph.D. and Cancer Genetics, Inc., effective as of January 1, 2012, filed as Exhibit 10.19 to Form S-1/A filed on February 14, 2012 (File No. 333-178836) and incorporated herein by reference.

10.13
Office Lease Agreement, between Cancer Genetics, Inc. and Onyx Equities, LLC, dated October 9, 2007, filed as Exhibit 10.20 to Form S-1/A filed on April 23, 2012 (File No. 333-178836) and incorporated herein by reference.

10.14
Credit Agreement, between Cancer Genetics, Inc. and Wells Fargo Bank, N.A., dated April 29, 2008, filed as Exhibit 10.21 to Form S-1 filed on December 30, 2011 (File No. 333-178836) and incorporated herein by reference.

10.15
Security Agreement, between Cancer Genetics, Inc. and Wells Fargo Bank, N.A., dated April 29, 2008, filed as Exhibit 10.22 to Form S-1 filed on December 30, 2011 (File No. 333-178836) and incorporated herein by reference.

10.16
First Addendum to Credit Agreement, between Cancer Genetics, Inc. and Wells Fargo Bank, N.A., dated July 7, 2008, filed as Exhibit 10.23 to Form S-1 filed on December 30, 2011 (File No. 333-178836) and incorporated herein by reference.

10.17
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

10.19
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

10.22
Inter-creditor Agreement, between Cancer Genetics, Inc., John Pappajohn and DAM Holdings, LLC, dated March 23, 2011, filed as Exhibit 10.29 to Form S-1 filed on December 30, 2011 (File No. 333-178836) and incorporated herein by reference.

10.23
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

10.26
Amended and Restated Credit Agreement, by and among Cancer Genetics, Inc., John Pappajohn, Pecora and Company and NNJCA Capital, LLC dated February 13, 2012, filed as Exhibit 10.33 to Form S-1/A filed on March 13, 2012 (File No. 333-178836) and incorporated herein by reference.

10.27	Form of Promissory Note issued by Cancer Genetics, Inc. to John Pappajohn, filed as Exhibit 10.34 to Form S-1/A filed on March 13, 2012 (File No. 333-178836) and incorporated herein by reference.

10.28
Form of Promissory Note issued by Cancer Genetics, Inc. to NNJCA Capital, LLC and Pecora and Company, filed as Exhibit 10.35 to Form S-1/A filed on March 13, 2012 (File No. 333-178836) and incorporated herein by reference.

10.29
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

10.33	Consulting Agreement with Equity Dynamics, Inc., filed as Exhibit 10.38 to Form S-1/A filed on February 14, 2012 (File No. 333-178836) and incorporated herein by reference.

10.34
Letter Agreement, between Meadows Office, L.L.C. and Cancer Genetics, Inc., dated January 10, 2008, filed as Exhibit 10.44 to Form S-1/A filed on April 23, 2012 (File No. 333-178836) and incorporated herein by reference.

10.35	Letter of Credit from JPMorgan Chase Bank, N.A., dated April 19, 2012, filed as Exhibit 10.46 to Form S-1/A filed on April 30, 2012 (File No. 333-178836) and incorporated herein by reference.

10.36	Letter Agreement between Cancer Genetics, Inc. and John Pappajohn, filed as Exhibit 10.47 to Form S-1/A filed on May 7, 2012 (File No. 333-178836) and incorporated herein by reference.

10.37
Amendment No. 1 to Affiliation Agreement, between Cancer Genetics, Inc. and Mayo Foundation for Medical Education and Research, dated September 29, 2012, filed as Exhibit 10.49 to Form S-1/A filed on October 23, 2012 (File No. 333-178836) and incorporated herein by reference.

10.38
Restated Credit Agreement, between Mark Oman and John Pappajohn and Cancer Genetics, Inc., dated October 17, 2012, filed as Exhibit 10.51 to Form S-1/A filed on October 23, 2012 (File No. 333-178836) and incorporated herein by reference.

10.39
Form of Restated Promissory Note issued by Cancer Genetics, Inc. to John Pappajohn and Mark Oman, filed as Exhibit 10.52 to Form S-1/A filed on October 23, 2012 (File No. 333-178836) and incorporated herein by reference.

10.40
Restated Registration Rights Agreement, between Cancer Genetics, Inc., Mark Oman and John Pappajohn, dated October 17, 2012, filed as Exhibit 10.54 to Form S-1/A filed on October 23, 2012 (File No. 333-178836) and incorporated herein by reference.

10.41	Letter Agreement between Cancer Genetics, Inc. and Pecora, filed as Exhibit 10.55 to Form S-1/A filed on October 23, 2012 (File No. 333-178836) and incorporated herein by reference.

10.42	Letter Agreement between Cancer Genetics, Inc. and NNJCA Capital, LLC, filed as Exhibit 10.56 to Form S-1/A filed on October 23, 2012 (File No. 333-178836) and incorporated herein by reference.

10.43	Letter Agreement between Cancer Genetics, Inc. and DAM Holdings, Inc., filed as Exhibit 10.57 to Form S-1/A filed on October 23, 2012 (File No. 333-178836) and incorporated herein by reference.

10.44
Eighth Addendum to Credit Agreement, between Cancer Genetics, Inc. and Wells Fargo Bank, N.A., dated October 18, 2012, filed as Exhibit 10.58 to Form S-1/A filed on November 16, 2012 (File No. 333-178836) and incorporated herein by reference.

Exhibit No.	Description

10.45
Credit Agreement between John Pappajohn and Cancer Genetics, Inc. dated December 4, 2012, filed as Exhibit 10.59 to Form S-1/A filed on December 14, 2012 (File No. 333-178836) and incorporated herein by reference.

10.46
Promissory Note issued by Cancer Genetics, Inc. to John Pappajohn dated December 4, 2012, filed as Exhibit 10.60 to Form S-1/A filed on December 14, 2012 (File No. 333-178836) and incorporated herein by reference.

10.47
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

10.50
Letter Agreement between Cancer Genetics, Inc. and NNJCA Capital, LLC dated as of February 13, 2013, filed as Exhibit 10.65 to Form S-1/A filed on February 14, 2013 (File No. 333-178836) and incorporated herein by reference.

10.51
Letter Agreement between Cancer Genetics, Inc. and DAM Holdings, LLC dated February 13, 2013, filed as Exhibit 10.66 to Form S-1/A filed on February 14, 2013 (File No. 333-178836) and incorporated herein by reference.

10.52
Letter Agreement between Cancer Genetics, Inc. and R.S.K. Chaganti, dated February 13, 2013, filed as Exhibit 10.67 to Form S-1/A filed on March 4, 2013 (File No. 333-178836) and incorporated herein by reference.

10.53
Form of Letter Agreement between Cancer Genetics, Inc. and certain warrant holders waiving certain anti-dilution rights, filed as Exhibit 10.68 to Form S-1/A filed on March 4, 2013 (File No. 333-178836) and incorporated herein by reference.

10.54
Letter Amendment dated March 20, 2013 to Letter Agreement, between Meadows Office, L.L.C. and Cancer Genetics, Inc., dated April 6, 2012, filed as Exhibit 10.72 to Form S-1/A filed on March 22, 2013 (File No. 333-178836) and incorporated herein by reference.

10.55
Amendment No. 3 to Affiliation Agreement between the Company and Mayo Foundation for Medical Education and Research, dated May 21, 2013, filed as Exhibit 10.73 to Form S-1 filed on June 5, 2013 (File No. 333-189117) and incorporated herein by reference.

10.56
Limited Liability Company Agreement of OncoSpire Genomics, LLC, dated May 21, 2013, filed as Exhibit 10.74 to Form S-1/A filed on July 12, 2013 (File No. 333-189117) and incorporated herein by reference.

10.57
Joint Development Intellectual Property Agreement, among the Company, Mayo Foundation for Medical Education and Research and OncoSpire Genomics, LLC, dated May 21, 2013, filed as Exhibit 10.75 to Form S-1/A filed on July 12, 2013 (File No. 333-189117) and incorporated herein by reference.

10.58
Letter Agreement, between Cancer Genetics, Inc. and Andrew L. Pecora, effective February 18, 2014 (incorporated by reference to Exhibit 10.66 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013).

10.59
Consulting Agreement, between Cancer Genetics, Inc. and R.S.K. Chaganti, dated February 19, 2014 (incorporated by reference to Exhibit 10.67 of the Company's Annual Report on Form 10-k for the year ended December 31, 2013).

10.60
Separation and General Release Agreement, between Cancer Genetics, Inc. and Elizabeth Czerepak, effective March 31, 2014 (incorporated by reference to Exhibit 10.68 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013).

10.61
Employment Agreement, between Cancer Genetics, Inc. and Edward J. Sitar, dated March 17, 2014 (incorporated by reference to Exhibit 10.69 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013).

10.62
Credit Agreement, between Cancer Genetics, Inc. and Wells Fargo Bank, N.A., dated April 1, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on April 4, 2014 with the Securities and Exchange Commission).

Exhibit No.	Description

10.63
Revolving Line of Credit Note, between Cancer Genetics, Inc. and Wells Fargo Bank, N.A., dated April 1, 2014 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on April 4, 2014 with the Securities and Exchange Commission).

10.64
Consulting Agreement, between Cancer Genetics Inc. and Equity Dynamics, dated November 6, 2014 and effective as of April 1, 2014 (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014 with the Securities and Exchange Commission).

10.65
Security Agreement, between Cancer Genetics, Inc. and Wells Fargo Bank, N.A., dated November 12, 2014 (incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014 with the Securities and Exchange Commission).

10.66
First Amendment to Credit Agreement, between Cancer Genetics, Inc. and Wells Fargo Bank, N.A., dated November 12, 2014. (incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014 with the Securities and Exchange Commission).

21.1*	Subsidiaries of Cancer Genetics, Inc.

23.1*	Consent of McGladrey LLP.

24.1	Power of attorney (included on the signature page).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from this annual report on Form 10-K of Cancer Genetics, Inc. for the year-ended December 31, 2014, filed on March 16, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash, (iv) the Consolidated Statements of Stockholders' Equity and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.