Form 10-Q
period 2015-03-31
CANCER GENETICS, INC
filed 2015-05-11
CIK 1349929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 1, 2015, there were 9,827,169 shares of common stock, par value $0.0001 of Cancer Genetics, Inc. outstanding.

CANCER GENETICS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
Cancer Genetics, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,311,730	$25,554,064
Accounts receivable, net of allowance for doubtful accounts	4,824,394	5,028,620
Other current assets	1,149,428	1,172,750
Total current assets	28,285,552	31,755,434
FIXED ASSETS, net of accumulated depreciation	4,045,565	4,310,126
OTHER ASSETS
Restricted cash	6,300,000	6,300,000
Patents	534,101	502,767
Investment in joint venture	840,286	1,047,744
Goodwill	3,187,495	3,187,495
Security deposits	1,564	1,564
Total other assets	10,863,446	11,039,570
Total Assets	$43,194,563	$47,105,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,753,224	$3,762,567
Obligations under capital leases, current portion	59,652	58,950
Deferred revenue	267,396	544,446
Total current liabilities	4,080,272	4,365,963
Obligations under capital leases	285,188	300,385
Deferred rent payable	330,125	347,840
Line of credit	6,000,000	6,000,000
Warrant liability	67,000	52,000
Acquisition note payable	634,394	560,341
Deferred revenue, long-term	825,787	924,850
Total liabilities	12,222,766	12,551,379
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 9,764,000 shares, $0.0001 par value, none issued	—	—
Common stock, authorized 100,000,000 shares, $0.0001 par value, 9,831,169 and 9,821,169 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	982	982
Additional paid-in capital	113,216,621	112,520,268
Accumulated (deficit)	(82,245,806)	(77,967,499)
Total Stockholders’ Equity	30,971,797	34,553,751
Total Liabilities and Stockholders’ Equity	$43,194,563	$47,105,130
See Notes to Unaudited Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$4,370,327	$1,430,375
Cost of revenues	3,141,735	1,290,062
Gross profit	1,228,592	140,313
Operating expenses:
Research and development	1,277,926	596,771
General and administrative	2,986,897	2,731,404
Sales and marketing	1,115,813	748,979
Total operating expenses	5,380,636	4,077,154
Loss from operations	(4,152,044)	(3,936,841)
Other income (expense):
Interest expense	(33,967)	(341,177)
Interest income	12,618	22,184
Change in fair value of acquisition note payable	(89,914)	—
Change in fair value of warrant liability	(15,000)	(44,000)
Total other (expense)	(126,263)	(362,993)
Loss before income taxes	(4,278,307)	(4,299,834)
Income tax provision (benefit)	—	(1,813,941)
Net (loss)	$(4,278,307)	$(2,485,893)
Basic net (loss) per share	$(0.44)	$(0.27)
Diluted net (loss) per share	$(0.44)	$(0.27)
Basic Weighted-Average Shares Outstanding	9,703,576	9,276,643
Diluted Weighted-Average Shares Outstanding	9,703,576	9,276,643
See Notes to Unaudited Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(4,278,307)	$(2,485,893)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	347,710	96,800
Amortization	8,725	6,702
Provision for bad debts	221,395	—
Equity-based consulting and compensation expenses	696,353	530,122
Change in fair value of acquisition note payable	89,914	—
Change in fair value of Gentris contingent consideration	(162,000)	—
Change in fair value of warrant liability	15,000	44,000
Amortization of loan guarantee and financing fees	—	310,500
Deferred rent	(17,715)	(3,210)
Loss in equity method investment	207,458	11,755
Change in working capital components:
Accounts receivable	(17,169)	(251,057)
Other current assets	23,322	(64,844)
Accounts payable, accrued expenses and deferred revenue	(239,317)	(131,799)
Net cash (used in) operating activities	(3,104,631)	(1,936,924)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(83,149)	(144,018)
Increase in restricted cash	—	(6,000,000)
Patent costs	(40,059)	(36,809)
Net cash (used in) investing activities	(123,208)	(6,180,827)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(14,495)	(7,490)
Proceeds from warrant exercises	—	950
Proceeds from option exercises	—	2,020
Principal payments on notes payable	—	(22,298)
Net cash (used in) financing activities	(14,495)	(26,818)
Net (decrease) in cash and cash equivalents	(3,242,334)	(8,144,569)
CASH AND CASH EQUIVALENTS
Beginning	25,554,064	49,459,564
Ending	$22,311,730	$41,314,995
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$33,940	$30,677
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Cashless exercise of derivative warrants	—	125,000
See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1.     Organization, Description of Business, Basis of Presentation and Acquisitions

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

We were incorporated in the State of Delaware on April 8, 1999 and have offices and state-of-the-art laboratories located in New Jersey, North Carolina, Shanghai (China), and Hyderabad, India. Our laboratories comply with the highest regulatory standards as appropriate for the services they deliver including CLIA, CAP, NY State and NABL (India).We have two advisory boards to counsel our scientific and clinical direction. Our Scientific Advisory Board is comprised of preeminent scientists and physicians from the fields of cancer biology, cancer pathology, cancer medicine and molecular genetics. Our Clinical Advisory Board is comprised of clinicians and scientists focused on clinical implementation of our proprietary tests and services and mapping those tests and services to patient needs.  Our services are built on a foundation of world-class scientific knowledge and intellectual property in solid and blood-borne cancers, as well as strong academic relationships with major cancer centers such as Memorial Sloan-Kettering, Mayo Clinic, and the National Cancer Institute.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for interim reporting as prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 16, 2015. The consolidated balance sheet as of December 31, 2014, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. Interim financial results are not necessarily indicative of the results that may be expected for any future interim period or for the year ending December 31, 2015.

2014 Acquisitions

On July 16, 2014, we purchased substantially all of the assets of Gentris Corporation, (“Gentris”), with its principal place of business in North Carolina, for approximately $4.8 million. There were no changes in the preliminary purchase price allocation or goodwill impairment for Gentris during the three months ended March 31, 2015.

On August 18, 2014, we acquired BioServe Biotechnologies (India) Private Limited, an Indian corporation (“BioServe”) for an aggregate purchase price of approximately $1.1 million. During the three months ended March 31, 2015, there was no goodwill impairment for BioServe, and the preliminary allocation of the purchase price was retrospectively adjusted for a measurement period adjustment to increase goodwill by approximately $193,000, reduce fixed assets by approximately $136,000, reduce other assets by approximately $38,000 and reduce other current assets by approximately $19,000. The fair value of the assets acquired and liabilities assumed as of August 18, 2014 are now as follows:

Amount
Accounts receivable	$151,002
Other current assets	102,064
Fixed assets	488,481
Other assets	378,440
Goodwill	734,925
Current liabilities	(758,614)
Other liabilities	(22,049)
Total Purchase Price	$1,074,249

The results of operations for the three months ended March 31, 2015 include the operations of Gentris and BioServe and include combined revenues of $2,166,665 and a combined net loss of $185,502. The following table provides certain pro forma financial information for the Company as if the acquisitions discussed above occurred on January 1, 2014:

Three Months Ended
March 31, 2014
Revenue	$2,272,584
Net loss	(2,720,296)

Basic and diluted net loss per share	$(0.29)

Note 2.     Revenue and Accounts Receivable

Revenue by service type for the three months ended March 31, 2015 and 2014 is comprised of the following:

	Three Months Ended March 31,
	2015	2014
Biopharma Services	$3,331,090	$491,250
Clinical Services	873,041	939,125
Discovery Services	166,196	—
	$4,370,327	$1,430,375

Accounts receivable by service type at March 31, 2015 and December 31, 2014 consists of the following:

	March 31, 2015	December 31, 2014
Biopharma Services	$3,389,388	$3,203,335
Clinical Services	1,763,461	1,925,176
Discovery Services	144,116	151,285
Allowance for doubtful accounts	(472,571)	(251,176)
	$4,824,394	$5,028,620

Allowance for Doubtful Accounts
Balance, December 31, 2014	$251,176
Bad debt expense	221,395
Balance, March 31, 2015	$472,571

Biopharma Services are customized solutions provided to biopharmaceutical companies for patient stratification and treatment selection through an extensive suite of DNA-based testing services. Clinical Services are tests performed to provide information on diagnosis, prognosis and theranosis of cancers to guide patient management. These tests can be billed to Medicare, another third party insurer or the referring community hospital or other healthcare facility. Discovery Services are services that provide the tools and testing methods for companies and researchers seeking to identify new DNA-based biomarkers for disease.

We have historically derived a significant portion of our revenue from a limited number of test ordering sites. Test ordering sites account for all of our Clinical Services revenue along with a portion of our Biopharma Services revenue. Our test ordering sites are hospitals, cancer centers, reference laboratories, physician offices and biopharmaceutical companies. The top five test ordering sites during the three months ended March 31, 2015 and 2014 accounted for 72% and 63% respectively, of our testing volumes, with 24% and 32%, respectively, of the volume coming from community hospitals. During the three months ended March 31, 2015, there were two biopharmaceutical companies which accounted for approximately 51% of our total revenue. These two biopharmaceutical companies accounted for approximately 29% and 22% of total revenue, respectively. During the three months ended March 31, 2014, there was one biopharmaceutical company which accounted for approximately 33% of our total revenue. While we have agreements with our Biopharma clients, volumes from these clients are subject to the progression and continuation of the trials which can impact testing volume. We generally do not have formal written agreements with other testing sites and, as a result, we may lose these significant test ordering sites at any time.

The breakdown of our Clinical Services revenue (as a percent of total revenue) is as follows:

	Three Months Ended March 31,
	2015	2014
Medicare	6%	18%
Other insurers	7%	20%
Other healthcare facilities	7%	28%
	20%	66%

Note 3.     Earnings Per Share

For purposes of this calculation, stock warrants, outstanding stock options and unvested restricted shares are considered common stock equivalents using the treasury stock method, and are the only such equivalents outstanding. For all periods presented, all equivalent units outstanding were anti-dilutive.

The following table summarizes equivalent units outstanding that were excluded from the earnings per share calculation because their effects were anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Common stock purchase warrants	1,136,078	1,781,199
Stock options	1,888,375	848,092
Restricted shares of common stock	121,667	5,000
	3,146,120	2,634,291

Note 4. Sale of Net Operating Losses

In January 2014, we executed a sale of $22,301,643 of gross state NOL carryforwards resulting in the receipt of $1,813,941. The Company transferred the NOL carryforwards through the Technology Business Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority.

Note 5. Equity Incentive Plans

We have two equity incentive plans: the 2008 Stock Option Plan (the “2008 Plan”) and the 2011 Equity Incentive Plan (the “2011 Plan”, and together with the 2008 Plan, the “Stock Option Plans”). The Stock Option Plans are meant to provide additional incentive to officers, employees and consultants to remain in our employment. Options granted are generally exercisable for up to 10 years.

At March 31, 2015, 323,267 shares remain available for future awards under the 2011 Plan and 92,911 shares remain available for future awards under the 2008 Plan. Our board of directors increased availability under the 2011 Plan by 650,000 shares, subject to approval by our stockholders at the May 2015 annual meeting. As of March 31, 2015, no stock appreciation rights and 237,500 shares of restricted stock have been awarded under the Stock Option Plans.

A summary of employee and non-employee stock option activity for the three months ended March 31, 2015 is as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	Number of Shares	Weighted- Average Exercise Price
Outstanding January 1, 2015	1,839,458	$10.58	8.49	$618,250
Granted	97,000	9.18
Canceled or expired	(48,083)	10.74
Outstanding March 31, 2015	1,888,375	$10.50	8.30	$1,325,605
Exercisable March 31, 2015	739,928	$9.57	6.79	$806,090

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The fair value of our common stock was $7.81 at March 31, 2015 and $6.68 at December 31, 2014, based on the closing price on the NASDAQ Capital Market. During the year ended December 31, 2014, we received $79,018 from the exercise of options. Also during the year ended December 31, 2014, an option holder exercised options to purchase 12,000 shares of common stock with an exercise price of $10.00 per share using the net issue exercise method whereby the option holder surrendered 11,429 shares in payment in full of the exercise price resulting in net issuance of 571 shares of common stock. The options exercised in 2014 had a total intrinsic value of $120,510. No options were exercised in the three months ended March 31, 2015.

As of March 31, 2015, total unrecognized compensation cost related to non-vested stock options granted to employees was $5,899,360 which we expect to recognize over the next 3.63 years.

As of March 31, 2015, total unrecognized compensation cost related to non-vested stock options granted to non-employees was $700,164 which we expect to recognize over the next 2.76 years. The estimate of unrecognized non-employee compensation is based on the fair value of the non-vested options as of March 31, 2015.

The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model requires us to make assumptions and judgments about the variables used in the calculation, including the expected term (the period of time that the options granted are expected to be outstanding), the volatility of our common stock, a risk-free interest rate, and expected dividends. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest. We use the simplified calculation of expected life described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, and volatility is based on an average of the historical volatilities of the common stock of three entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. We use an expected dividend yield of zero, as we do not anticipate paying any dividends in the foreseeable future. Expected forfeitures are assumed to be zero due to the small number of plan participants and the plan design which has monthly vesting after an initial cliff vesting period.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted to employees during the periods presented:

Three Months Ended March 31,
2015
Volatility	68.98%
Risk free interest rate	1.70%
Dividend yield	0.00%
Term (years)	6.31
Weighted-average fair value of options granted during the period	5.83

In May 2014, we issued 200,000 options to our Director, Raju Chaganti, with an exercise price of $15.89. See Note 10 for additional information. The following table presents the weighted-average assumptions used to estimate the fair value of options reaching their measurement date for non-employees during the periods presented:

	Three Months Ended March 31,
	2015	2014
Volatility	70.50%	72.66%
Risk free interest rate	1.88%	2.73%
Dividend yield	0.00%	0.00%
Term (years)	9.09	9.53

Restricted stock awards have been granted to employees, directors and consultants as compensation for services. At March 31, 2015, there was $831,472 of unrecognized compensation cost related to non-vested restricted stock granted to employees; we expect to recognize the cost over 2.88 years. At March 31, 2015, there was $10,324 of unrecognized compensation cost related to non-vested restricted stock granted to non-employees; we expect to recognize the cost over 0.53 years.

The following table summarizes the activities for our non-vested restricted stock awards for the three months ended March 31, 2015:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2015	132,500	$8.14
Granted	10,000	8.42
Vested	(20,833)	10.40
Non-vested at March 31, 2015	121,667	$7.80

The following table presents the effects of stock-based compensation related to stock option and restricted stock awards to employees and non-employees on our Statement of Operations during the periods presented:

	Three Months Ended March 31,
	2015	2014
Cost of revenues	$49,186	$20,412
Research and development	95,073	14,102
General and administrative	520,737	468,855
Sales and marketing	31,357	26,753
Total stock-based compensation	$696,353	$530,122

Note 6. Warrants

We have issued certain warrants which contain an exercise price adjustment feature in the event we issue additional equity instruments at a price lower than the exercise price of the warrant. The warrants are described herein as derivative warrants. For all derivative warrants, in the event equity instruments are issued at a price lower than the exercise price of the warrant, the exercise price is adjusted to the price of the new equity instruments issued (price adjustment feature). For certain of these warrants, the number of shares underlying the warrant is also adjusted to an amount computed by dividing the proceeds of the warrant under its original terms by the revised exercise price (share adjustment feature). These warrants are initially recorded as a warrant liability at fair value with a corresponding entry to the loan guarantee fee asset, debt discount, additional paid-in capital or expense dependent upon the service provided in exchange for the warrant grant. As of March 31, 2015 all warrants with a share adjustment feature have either expired or have been exercised.

The following table summarizes the warrant activity for the three months ended March 31, 2015:

Issued With / For	Exercise Price		Warrants Outstanding January 1, 2015	2015 Warrants Exercised	Warrants Outstanding March 31, 2015
Non-Derivative Warrants:
Financing	$10.00		243,334	—	243,334
Financing	15.00		436,079	—	436,079
Debt Guarantee	15.00		352,312	—	352,312
Consulting	10.00		29,138	—	29,138
Total Non-Derivative Warrants	$13.72	B	1,060,863	—	1,060,863
Derivative Warrants:
Financing	$10.00	A	60,000	—	60,000
Series B Pref. Stock	10.00	A	15,015	—	15,015
Consulting	10.00	A	200	—	200
Total Derivative Warrants	10.00	B	75,215	—	75,215
Total	$13.47	B	1,136,078	—	1,136,078

A	These warrants are subject to fair value accounting and contain an exercise price adjustment feature. See Note 7.

B	Weighted-average exercise prices are as of March 31, 2015.

Note 7. Fair Value of Warrants

The following table summarizes the derivative warrant activity subject to fair value accounting for the three months ended March 31, 2015:

Issued with/for	Fair value of warrants outstanding as of December 31, 2014	Change in fair value of warrants	Fair value of warrants outstanding as of March 31, 2015
Series B Preferred Stock	$8,000	$3,000	$11,000
Financing	44,000	12,000	56,000
	$52,000	$15,000	$67,000
The following tables summarize the assumptions used in computing the fair value of derivative warrants subject to fair value accounting at the date of issue or exercise during the three months ended March 31, 2015 and 2014, and at March 31, 2015 and December 31, 2014.

Issued with Debt Guarantee	Exercised During the Three Months Ended March 31, 2014
Exercise Price	$10.00
Expected life (years)	0.60
Expected volatility	49.01%
Risk-free interest rate	0.08%
Expected dividend yield	—%

Issued with Series B Preferred Shares	As of March 31, 2015	As of December 31, 2014	Exercised During the Three Months Ended March 31, 2014
Exercise Price	$10.00	$10.00	$10.00
Expected life (years)	0.63	0.88	1.72
Expected volatility	49.12%	49.95%	46.60%
Risk-free interest rate	0.14%	0.25%	0.33%
Expected dividend yield	—%	—%	—%

Issued for Consulting	As of March 31, 2015	As of December 31, 2014
Exercise Price	$10.00	$10.00
Expected life (years)	0.90	1.14
Expected volatility	46.92%	49.25%
Risk-free interest rate	0.26%	0.25%
Expected dividend yield	—%	—%

Issued with Financing	As of March 31, 2015	As of December 31, 2014
Exercise Price	$10.00	$10.00
Expected life (years)	0.98	1.23
Expected volatility	46.69%	50.23%
Risk-free interest rate	0.26%	0.25%
Expected dividend yield	—%	—%

The assumed Company stock price used in computing the fair value of warrants exercised during the three months ended March 31, 2014 was $15.20 – $19.86. In determining the fair value of warrants issued at each reporting date, the Company stock price was $7.81 at March 31, 2015 and $6.68 at December 31, 2014 based on the closing price on the NASDAQ Capital Market.

Note 8. Fair Value Measurements

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$67,000	$—	$—	$67,000
Gentris contingent consideration	131,400	—	—	131,400
Note payable to VenturEast	625,301	—	—	625,301
	$823,701	$—	$—	$823,701

	December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$52,000	$—	$—	$52,000
Gentris contingent consideration	293,400	—	—	293,400
Note payable to VenturEast	534,828	—	—	534,828
	$880,228	$—	$—	$880,228

The warrant liability consists of stock warrants we issued that contain an exercise price adjustment feature. In accordance with derivative accounting for warrants, we calculated the fair value of warrants and the assumptions used are described in Note 7, “Fair Value of Warrants”. Realized and unrealized gains and losses related to the change in fair value of the warrant liability are included in Other income (expense) on the Statement of Operations.

The value of the Gentris consideration was determined using a discounted cash flow of the expected payments required by the purchase agreement. During the three months ended March 31, 2015, we recognized a gain of $162,000 due to the decrease in probability of paying the contingent consideration.

The ultimate payment to VenturEast will be the value of 84,278 shares of common stock at the time of payment. The value of the note payable to VenturEast was determined using the fair value of our common stock less a discount for credit risk. During the three months ended March 31, 2015, we recognized a loss of approximately $90,000 due to the increase in value of the note.

Realized and unrealized gains and losses related to the change in fair value of the Gentris contingent consideration are included in general and administrative expense, while realized and unrealized gains and losses related to the VenturEast note are included in other income (expense) on the Consolidated Statement of Operations.

A table summarizing the activity for the derivative warranty liability which is measured at fair value using Level 3 inputs is presented in Note 7. The following table summarizes the activity of the notes payable to VenturEast and Gentris consideration which were measured at fair value using Level 3 inputs:

	Note Payable	Gentris Contingent
	to VenturEast	Consideration
Fair value at December 31, 2014	$534,828	$293,400
Change in fair value	90,473	(162,000)
Fair value at March 31, 2015	$625,301	$131,400

Note 9. Joint Venture Agreement

In November 2011, we entered into an affiliation agreement with the Mayo Foundation for Medical Education and Research (“Mayo”), subsequently amended. Under the agreement, we formed a joint venture with Mayo in May 2013 to focus on developing oncology diagnostic services and tests utilizing next generation sequencing. The joint venture is a limited liability company, with each party initially holding fifty percent of the issued and outstanding membership interests of the new entity (the “JV”). In exchange for our membership interest in the JV, we made an initial capital contribution of $1.0 million in October 2013. In addition, we issued 10,000 shares of our common stock to Mayo pursuant to our affiliation agreement and recorded an expense of approximately $175,000. We also recorded additional expense of approximately $231,000 during the fourth quarter of 2013 related to shares issued to Mayo in November 2011 as the JV achieved certain performance milestones. In the third quarter of 2014, we made an additional $1.0 million capital contribution.

The agreement also requires aggregate total capital contributions by us of up to an additional $4.0 million. We currently anticipate that we will make capital contributions of $1.0 million in the third quarter of 2015. The timing of the remaining installments is subject to the JV’s achievement of certain operational milestones agreed upon by the board of governors of the JV. In exchange for its membership interest, Mayo’s capital contribution will take the form of cash, staff, services, hardware and software resources, laboratory space and instrumentation, the fair market value of which will be approximately equal to $6.0 million. Mayo’s continued contribution will also be conditioned upon the JV’s achievement of certain milestones.

Our share of the JV’s net loss was approximately $207,000 and $12,000 for the three months ended March 31, 2015 and 2014, respectively, and is included in research and development expense on the Consolidated Statement of Operations. We have a net receivable due from the JV of approximately $0 and $10,000 at March 31, 2015 and December 31, 2014, respectively, which is included in other current assets in the Consolidated Balance Sheets.

The joint venture is considered a variable interest entity under ASC 810-10, but we are not the primary beneficiary as we do not have the power to direct the activities of the JV that most significantly impact its performance. Our evaluation of ability to impact performance is based on our equal board membership and voting rights and day-to-day management functions which are performed by the Mayo personnel.

Note 10. Related Party Transactions

John Pappajohn, a member of the Board of Directors and stockholder, had personally guaranteed our revolving line of credit with Wells Fargo Bank through March 31, 2014. As consideration for his guarantee, as well as each of the eight extensions of this facility through March 31, 2014, Mr. Pappajohn received warrants to purchase an aggregate of 1,051,506 shares of common stock of which Mr. Pappajohn assigned warrants to purchase 284,000 shares of common stock to certain third parties. Warrants to purchase 440,113 shares of common stock have been exercised by Mr. Pappajohn through March 31, 2015. After adjustment pursuant to the terms of the warrants in conjunction with our IPO, the number of these warrants outstanding retained by Mr. Pappajohn was 352,312 at $15.00 per share.

In addition, John Pappajohn also had loaned us an aggregate of $6,750,000 (all of which was converted into 675,000 shares of common stock at the IPO price of $10.00 per share). In connection with these loans, Mr. Pappajohn received warrants to purchase an aggregate of 202,630 shares of common stock. After adjustment pursuant to the terms of the warrants in conjunction with our IPO, the number of warrants outstanding was 436,079 at $15.00 per share at March 31, 2015.

Effective January 6, 2014, the Board of Directors appointed John Pappajohn to serve as the Chairman of the Board. As compensation for serving as the Chairman of the Board, the Company will pay Mr. Pappajohn $100,000 per year and granted to Mr. Pappajohn 25,000 restricted shares of the Company's common stock, and options to purchase an aggregate of 100,000 shares of the Company's common stock. The options have a term of ten years from the date on which they were granted. The restricted stock and the options each vest in two equal installments on the one-year anniversary and the two-year anniversary of the date on which Mr. Pappajohn became the Chairman of the Board.

In August 2010, we entered into a consulting agreement with Equity Dynamics, Inc. (“EDI”), an entity controlled by John Pappajohn, pursuant to which EDI received a monthly fee of $10,000. The consulting agreement was terminated effective March 31, 2014. Subsequently, the Company entered into a new consulting agreement with EDI effective April 1, 2014 pursuant to which it will receive a monthly fee of $10,000. Total expenses for the three months ended March 31, 2015 and 2014 were $30,000. As of March 31, 2015, we owed EDI $0.

On September 15, 2010, we entered into a three-year consulting agreement with Dr. Chaganti which was subsequently renewed through December 31, 2016 pursuant to which Dr. Chaganti receives $5,000 per month for providing consulting and technical support services. Total expenses for each of the quarterly periods ended March 31, 2015 and 2014 were $15,000. Pursuant to the terms of the renewed consulting agreement, Dr. Chaganti received an option to purchase 200,000 shares of our common stock at a purchase price of $15.89 per share vesting over a period of four years. Total non-cash stock-based compensation recognized under the consulting agreement for each of the three months ended March 31, 2015 and 2014 were $62,500 and $0, respectively. Also pursuant to the consulting agreement, Dr. Chaganti assigned to us all rights to any inventions which he may invent during the course of rendering consulting services to us. In exchange for this assignment, if the USPTO issues a patent for an invention on which Dr. Chaganti is listed as an inventor, we are required to pay Dr. Chaganti (i) a one-time payment of $50,000 and (ii) 1% of any net revenues we receive from any licensed sales of the invention. In 2015, we paid Dr. Chaganti $150,000 which was recognized as an expense in fiscal 2014 when three patents were issued.

Note 11. Contingencies

In the normal course of business, the Company may become involved in various claims and legal proceedings. In the opinion of management, the ultimate liability or disposition thereof is not expected to have a material adverse effect on our financial condition, results of operations, or liquidity.

Note 12. Subsequent Event

On May 7, 2015, the Company entered into a new debt financing facility with Silicon Valley Bank to refinance the Company’s cash collateralized loan from Wells Fargo and to provide an additional working capital line of credit. The Silicon Valley Bank loan provides for a $6 million term note (“Term Note”) and a line of credit (“Line of Credit”) of up to $4 million. The Term Note requires interest-only payments through April 30, 2016 and beginning May 1, 2016, monthly principal payments of approximately $167,000 will be required plus interest through maturity on April 1, 2019. The interest rate of the Term Note is the Wall Street Journal prime plus 2%, with a floor of 5.25% and an additional deferred interest payment of $180,000 will be due upon maturity. The Line of Credit requires monthly interest-only payments of the Wall Street Journal prime plus 1.5% and matures on May 7, 2017. The new loan agreement requires us to maintain certain financial ratios and has a first security interest in substantially all Company assets (other than our intellectual property). Pursuant to the new loan agreement, the Company will no longer be required to maintain restricted cash accounts.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the “Company,” “we,” “us,” “our” or similar terms, refer to Cancer Genetics, Inc. and its wholly owned subsidiaries: Cancer Genetics Italia, S.r.l., Gentris, LLC and BioServe Biotechnologies (India) Private Limited, except as expressly indicated or unless the context otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Reporting on Form10-K filed with the SEC on March 16, 2015. This MD&A may contain forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” below.

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

Our services are performed at our state-of-the-art laboratories located in New Jersey, North Carolina, Shanghai (China), and Hyderabad, India. Our laboratories comply with the highest regulatory standards as appropriate for the services they deliver including CLIA, CAP, NY State and NABL (India).We have two advisory boards to counsel our scientific and clinical direction. Our Scientific Advisory Board is comprised of preeminent scientists and physicians from the fields of cancer biology, cancer pathology, cancer medicine and molecular genetics. Our Clinical Advisory Board is comprised of clinicians and scientists focused on clinical implementation of our proprietary tests and services and mapping those tests and services to patient needs. Our services are built on a foundation of world-class scientific knowledge and intellectual property in solid and blood-borne cancers, as well as strong academic relationships with major cancer centers such as Memorial Sloan-Kettering, Mayo Clinic, and the National Cancer Institute.

Our clinical offerings include our portfolio of proprietary tests targeting hematological, urogenital and HPV-associated cancers, in conjunction with ancillary non-proprietary tests. Our proprietary tests target cancers that are difficult to prognose and predict treatment outcomes through currently available mainstream techniques. We provide our proprietary tests and services, along with a comprehensive range of non-proprietary oncology-focused tests and laboratory services, to oncologists and pathologists at hospitals, cancer centers, and physician offices, as well as biotech and pharmaceutical companies to support their clinical trials. Our proprietary tests are based principally on our expertise in specific cancer types, test development methodologies and proprietary algorithms correlating genetic events with disease specific information. Our portfolio primarily includes comparative genomic hybridization (CGH) microarrays and next generation sequencing (NGS) panels, and DNA fluorescentin situhybridization (FISH) probes.

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

We expect to continue to incur significant losses for the near future. We incurred losses of $16.6 million and $12.4 million for fiscal years ended December 31, 2014 and 2013, respectively, and $4.3 million for the three months ended March 31, 2015.

As of March 31, 2015, we had an accumulated deficit of $82.2 million.

Acquisitions

On July 16, 2014, we purchased substantially all of the assets of Gentris Corporation, a Delaware corporation (“Gentris”), with its principal place of business in North Carolina, for aggregate consideration of approximately $4.8 million.

On August 18, 2014, we acquired BioServe Biotechnologies (India) Private Limited, an Indian corporation (“BioServe”) for an aggregate purchase price of approximately $1.1 million.

Key Factors Affecting our Results of Operations and Financial Condition

Our overall long-term growth plan is predicated on our ability to develop and commercialize our proprietary tests, penetrate the Biopharma community to achieve more revenue supporting clinical trials and develop and penetrate the Indian market. In 2014, we acquired Gentris to increase our penetration in the Biopharma space. Our proprietary tests include CGH microarrays, NGS panels, and DNA FISH probes.We continue to develop additional proprietary tests. To facilitate market adoption of our proprietary tests, we anticipate having to successfully complete additional studies with clinical samples and publish our results in peer-reviewed scientific journals. Our ability to complete such studies is dependent upon our ability to leverage our collaborative relationships with leading institutions to facilitate our research and obtain data for our quality assurance and test validation efforts.

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

We have historically derived a significant portion of our revenue from a limited number of test ordering sites, although the test ordering sites that generate a significant portion of our revenue have changed from period to period. Test ordering sites account for all of our Clinical Services revenue along with a portion of the Biopharma Services revenue. Our test ordering sites are hospitals, cancer centers, reference laboratories, physician offices and biopharmaceutical companies. Oncologists and pathologists at these sites order the tests on behalf of the needs of their oncology patients or as part of a clinical trial sponsored by a biopharmaceutical company in which the patient is being enrolled.

The top five test ordering clients during the three months ended March 31, 2015 and 2014 accounted for 72% and 63%, respectively, of our testing volumes, with 24% and 32%, respectively, of the test volume coming from community hospitals. During the three months ended March 31, 2015, two Biopharma clients accounted for approximately 29% and 22%, respectively, of our revenue. During the three months ended March 31, 2014, one Biopharma client accounted for approximately 33% of our revenue. The loss of our largest client would materially adversely affect our results of operations; however, the loss of any other test ordering client would not materially adversely affect our results of operations.

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

For the three months ended March 31, 2015, Medicare accounted for approximately 6% of our total revenue, other insurance accounted for approximately 7% of our total revenue and other healthcare facilities accounted for 7% of our total revenue.   As we expand our portfolio of tests and services and our sales activities, we expect the percentage of revenue from other healthcare facilities may decrease over the long term.  However, the addition of new customers, particularly a community hospital or other large volume client, could offset this trend seen in prior years. On average, we generate less revenue per test from other healthcare facilities billed directly, than from other insurance payors.  However, we have reduced sales cost associated with direct bill clients as well as significantly reduced collections risk. Typically, we negotiate discounts with directly billed healthcare facilities depending on the volume of business.

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

Research and Development Expenses.We incur research and development expenses principally in connection with our efforts to develop our proprietary tests. Our primary research and development expenses consist of direct personnel costs, laboratory equipment and consumables and overhead expenses. We anticipate that research and development expenses will increase in the near-term, principally as a result of hiring additional personnel to develop and validate tests in our pipeline and to perform work associated with our research collaborations. In addition, we expect that our costs related to collaborations with research and academic institutions will increase. For example, in 2013, we entered into a joint venture with the Mayo Foundation for Medical Education and Research, with a focus on developing oncology diagnostic services and tests utilizing next generation sequencing. All research and development expenses are charged to operations in the periods they are incurred.

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

Results of Operations

Three Months Ended March 31, 2015 and 2014

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three Months Ended March 31,		Change
(dollars in thousands)	2015	2014	$	%
Revenue	$4,370	$1,430	$2,940	206%
Cost of revenues	3,141	1,290	1,851	143%
Research and development expenses	1,278	597	681	114%
General and administrative expenses	2,987	2,731	256	9%
Sales and marketing expenses	1,116	749	367	49%
Loss from operations	(4,152)	(3,937)	(215)	5%
Interest income (expense)	(21)	(319)	298	(93)%
Change in fair value of acquisition note payable	(90)	—	(90)	100%
Change in fair value of warrant liability	(15)	(44)	29	(66)%
Loss before income taxes	(4,278)	(4,300)	22	(1)%
Income tax provision (benefit)	—	(1,814)	1,814	(100)%
Net (loss)	$(4,278)	$(2,486)	$(1,792)	72%

Revenue

The breakdown of our revenue is as follows:

	Three Months Ended March 31,				Change
	2015		2014
(dollars in thousands)	$	%	$	%	$	%
Biopharma Services	$3,331	76%	$491	34%	$2,840	578%
Clinical Services	873	20%	939	66%	(66)	(7)%
Discovery Services	166	4%	—	—%	166	—%
Total Revenue	$4,370	100%	$1,430	100%	$2,940	206%

Revenue increased 206%, or $2,940,000, to $4,370,000 for the three months ended March 31, 2015, from $1,430,000 for the three months ended March 31, 2014, principally due to the acquisitions of Gentris and BioServe, whose revenue accounted for $2,167,000 of the increase. Our average revenue (excluding grant revenue and probe revenue) per test increased to $593 per test for the three months ended March 31, 2015 from $506 per test for the three months ended March 31, 2014, principally due to an increase in the average revenue per test from one of our Biopharma customers. Test volume increased by 32% from 2,772 tests for the three months ended March 31, 2014 to 3,647 tests for the three months ended March 31, 2015.

Revenue from Biopharma Services increased 578%, or $2.84 million, to $3.33 million for the three months ended March 31, 2015, from $0.49 million for the three months ended March 31, 2014, principally due to the acquisition of Gentris whose revenue accounted for $2.0 million of the $2.84 million increase in Biopharma Services. Revenue from Clinical Services customers decreased 7%, or $66,000, to $873,000 for the three months ended March 31, 2015, from $939,000 for the three months ended March 31, 2014, principally due to a decrease in the average reimbursement rate per test from Medicare and private insurance companies. Revenue from Discovery Services, our new line of business, was $166,000 for the three months ended March 31, 2015, representing 4% of total revenue.

Cost of Revenues

Cost of revenues increased 143%, or $1.85 million, for the three months ended March 31, 2015, principally due to the following: costs of revenue from the acquired businesses of $1.24 million; lab supplies expenses increased by $280,000 or 83% as a result of higher test volumes; shipping costs increased by $134,000 or 203% as a result of increased test volume; and compensation costs increased by $100,000 or 17% as a result of us securing the additional expertise needed to continue to deliver high quality test results. Gross margin improved during the three months ended March 31, 2015 due to better utilization of costs in our New Jersey laboratory along with the margin contributed from our acquired business.

Operating Expenses

Research and development expenses increased 114%, or $681,000, to $1,278,000 for the three months ended March 31, 2015, from $597,000 for the three months ended March 31, 2014, principally due to the following: our share of the loss from

Oncospire, our joint venture with Mayo Clinic, increased $196,000, as it incurred a full quarter of research expenses related to the pursuit of developing new clinical tests. (In 2014, the costs associated with our joint venture started in late March); compensation costs increased by $95,000 or 26% as a result of us building up our R&D team; supplies costs increased by $152,000 or 133% as a result of us accelerating the development of our proprietary tests; stock-based compensation increased by $69,000; other collaboration costs increased by $81,000 as we improve our proprietary tests; and costs associated with the acquired businesses by $63,000.

Sales and marketing expenses increased 49%, or $367,000, to $1,116,000 for the three months ended March 31, 2015, from $749,000 for the three months ended March 31, 2014, principally due to the following: costs from the acquired businesses of $232,000; compensation costs increased by $61,000 as a result of additional head count; and consulting costs increased by $56,000 as a result of us building and developing our team.

General and administrative expenses increased 9%, or $256,000, to $2,987,000 for the three months ended March 31, 2015, from $2,731,000 for the three months ended March 31, 2014, principally due to the following: costs from the acquired businesses of $583,000 and an increase to our allowance for doubtful accounts of $221,000 ; off-set by reductions in compensation costs of $328,000 primarily due to a severance agreement for a former officer in 2014; off-set by the Gentris contingent consideration gain of $162,000; and off-set by reductions in other costs of $58,000.

Interest Income (Expense)

Net interest expense decreased 93%, or $298,000, principally due to the amortization of loan guarantee and financing fees during the three months ended March 31, 2014.

Change in Fair Value of Acquisition Note Payable

The change in fair value of note payable resulted in $90,000 in non-cash expense for the three months ended March 31, 2015. The fair value of the note representing part of the purchase price for BioServe increased as a consequence of an increase in our stock price.

Change in Fair Value of Warrant Liability

The change in the fair market value of our warrant liability resulted in $15,000 in non-cash expense for the three months ended March 31, 2015, as compared to non-cash expense of $44,000 for the three months ended March 31, 2014. The fair market value of these common stock warrants increased as a consequence of an increase in our stock price.

Income Taxes

During the three months ended March 31, 2014, we received $1.8 million from sales of state NOL’s. No such sales occurred in the first quarter of 2015.

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

In general, our primary uses of cash are providing for operating expenses, working capital purposes and servicing debt. As of March 31, 2015, we have maximized our borrowings under our revolving credit line of $6.0 million. Our largest source of operating cash flow is cash collections from our customers.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Cash (used in):
Operating activities	$(3,105)	$(1,937)
Investing activities	(123)	(6,181)
Financing activities	(14)	(27)
Net (decrease) in cash and cash equivalents	$(3,242)	$(8,145)

We had cash and cash equivalents of $22.3 million at March 31, 2015, and $25.6 million at December 31, 2014.

The $3.2 million decrease in cash and cash equivalents for the three months ended March 31, 2015, principally resulted from $3.1 million of net cash used in operations.

The $8.1 million decrease in cash and cash equivalents for the three months ended March 31, 2014, principally resulted from an increase in our restricted cash of $6.0 million related to the collateralization of our line of credit with Wells Fargo and
$1.9 million of net cash used in operations.

At March 31, 2015, we had total indebtedness of $6.6 million, excluding capital lease obligations.

Cash Used in Operating Activities

Net cash used in operating activities was $3.1 million for the three months ended March 31, 2015. We used $2.87 million in net cash to fund our core operations, which included $34,000 in cash paid for interest. We incurred additional uses of cash when adjusting for working capital items as follows: a net increase in accounts receivable of $17,000; a decrease in other current assets of $23,000 which includes prepayments for our insurance policies; and a net decrease in accounts payable, accrued expenses and deferred revenue of $239,000.

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

Cash Used in Investing Activities

Net cash used in investing activities was $123,000 for the three months ended March 31, 2015 and principally resulted from the purchase of fixed assets.

Net cash used in investing activities was $6.2 million for the three months ended March 31, 2014 and principally resulted from an increase in our restricted cash of $6.0 million related to the collateralization of our line of credit with Wells Fargo.

Cash Used in Financing Activities

Net cash used in financing activities was $14,000 for the three months ended March 31, 2015, and principally resulted from payments made on capital leases of $127,000.

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

We also expect to use significant cash to fund acquisitions. On July 16, 2014, we purchased substantially all of the assets of Gentris, with its principal place of business in North Carolina for approximately $4.8 million. On August 18, 2014, we acquired BioServe, an Indian corporation, for an aggregate purchase price of approximately $1.1 million.

We recently improved our liquidity by entering into a line of credit with Silicon Valley Bank. See Note 12 of Notes to Unaudited Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Our forecast of the period of time through which our current financial resources will be adequate to support our operations and our expected operating expenses are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

•	our ability to achieve revenue growth and profitability;

•	our ability to obtain approvals for our new diagnostic tests;

•	our ability to execute on our marketing and sales strategy for our genomic tests and gain acceptance of our tests in the market;

•	our ability to obtain adequate reimbursement from governmental and other third-party payors for our tests and services;

•	the costs, scope, progress, results, timing and outcomes of the clinical trials of our diagnostic tests;

•	the costs of operating and enhancing our laboratory facilities;

•	the costs for funding the operations we recently acquired and our ability to successfully integrate those operations with and into our own;

•	the costs of additional general and administrative personnel;

•	the timing of and the costs involved in regulatory compliance, particularly if the regulations change;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	our ability to manage the costs of manufacturing our NGS panels, microarrays and FHACT® probe;

•	our rate of progress in, and cost of research and development activities associated with, products in research and early development;

•	the effect of competing technological and market developments;

•	costs related to international expansion;

•	our ability to secure financing and the amount thereof; and

•
other risks and uncertainties discussed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2014 and other reports we file with the Securities and Exchange Commission.

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

Income Taxes

Over the past several years, we have generated operating losses in all jurisdictions in which we may be subject to income taxes. As a result, we have accumulated significant net operating losses and other deferred tax assets. Because of our history of losses and the uncertainty as to the realization of those deferred tax assets, a full valuation allowance has been recognized. We do not expect to report a benefit related to the deferred tax assets until we have a history of earnings, if ever, that would support the realization of our deferred tax assets.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

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

•
our ability to manage significant fluctuations in our quarterly operating results, which may occur as a result of the timing, size and duration of our contracts with biopharmaceutical companies and clinical research organizations;

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

•
the factors listed under the heading “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2014 and other reports that we file with the Securities and Exchange Commission.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in foreign currency exchange rates and interest rates.

Foreign Exchange Risk

We conduct business in foreign markets through our subsidiary in India (BioServe Biotechnologies (India) Private Limited) and in Italy through our subsidiary (Cancer Genetics Italia, S.r.l.). For the three months ended March 31, 2015 and 2014, approximately 5% and 2%, respectively, of our revenues were earned outside the United States and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the United States dollar and the subsequent translation of the Indian Rupee or Euro to United States dollars. We currently do not hedge currency risk. The translation adjustments for the three months ended March 31, 2015 and 2014, were not significant.

Interest Rate Risk

At March 31, 2015, we had interest rate risk primarily related to borrowings of $6 million on the line of credit with Wells Fargo Bank ("Wells Fargo Line"). Borrowings under the Wells Fargo Line bore interest at the Daily One Month LIBOR rate plus 1.75% (1.93% at March 31, 2015). This debt was refinanced with Silicon Valley Bank on May 7, 2015 and interest of the Wall Street Journal prime plus 2% with a floor of 5.25% is required under the new note. If interest rates increased by 1.0%, interest expense in the remainder of 2015 on our current borrowings would increase by approximately $45,000.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended, as of March 31, 2015, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.        Legal Proceedings

Not applicable.

Item 1A.    Risk Factors

There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our annual report on Form 10-K for the year ended December 31, 2014.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds from Sales of Registered Securities

Not applicable.

Item 3.        Defaults Upon Senior Securities

Not applicable.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

On May 7, 2015, the Company entered into a new debt financing facility with Silicon Valley Bank (the “New Credit Facility”) to refinance the Company's cash collateralized loan from Wells Fargo and to provide an additional working capital line of credit. The New Credit Facility provides for a $6 million term note (“Term Note”) and a revolving line of credit (“Line of Credit”) for an amount not to exceed the lesser of (i) $4 million or (ii) an amount equal to 80% of eligible accounts receivable. The Term Note requires interest only payments through April 30, 2016 and beginning May 1, 2016, monthly principal payments of approximately $167,000 will be required plus interest through maturity on April 1, 2019. The interest rate of the Term Note is the Wall Street Journal prime plus 2% with a floor of 5.25% and an additional deferred interest payment of $180,000 will be due upon maturity. Subject to a prepayment penalty, we may prepay the Term Note in whole or part at any time. The Line of Credit requires monthly interest-only payments of the Wall Street Journal prime plus 1.5% and matures on May 7, 2017. In addition, we will pay a $20,000 commitment fee, a $20,000 fee on the first anniversary of the Line of Credit and a fee of 0.25% per year on the average unused portion of the Line of Credit.

The new loan agreement requires us to comply with certain financial covenants and restricts us from, among other things, paying cash dividends, incurring debt and entering into certain transactions without the prior consent of the lenders. Repayments of amounts borrowed under the New Credit Facility may be accelerated if an event of default occurs, which includes, among other things, a violation of such financial covenants and negative covenants. Our obligations under the New Credit Facility are secured by a first security interest in substantially all the assets (other than our intellectual property) of the Company and its U.S. subsidiary. Pursuant to the new loan agreement, the Company will no longer be required to maintain restricted cash accounts.
The above description of the terms of the loan agreement is qualified in its entirety by the loan agreement, which is being filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein.

Upon the effectiveness of the New Credit Facility described above, we terminated our credit agreement dated April 1, 2014, as amended, with Wells Fargo Bank, N.A. (the “Credit Agreement”). We repaid outstanding indebtedness under the Credit Agreement in the aggregate principal amount of approximately $6.0 million with the proceeds from the New Credit Facility described above.
Item 6.        Exhibits

See the Index to Exhibits following the signature page hereto, which Index to Exhibits is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cancer Genetics, Inc.
(Registrant)

Date: May 11, 2015	/s/ Panna L. Sharma
Panna L. Sharma
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2015	/s/ Edward J. Sitar
Edward J. Sitar
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Loan and Security Agreement, between Cancer Genetics, Inc. and Silicon Valley Bank, dated May 7, 2015.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet at March 31, 2015 (unaudited) and December 31, 2014, (ii) Consolidated Statements of Operations for the three month periods ended March 31, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2015 and 2014 (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited)

**	Furnished herewith.