Form 10-Q
period 2015-06-30
CANCER GENETICS, INC
filed 2015-08-10
CIK 1349929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 1, 2015, there were 9,850,160 shares of common stock, par value $0.0001 of Cancer Genetics, Inc. outstanding.

CANCER GENETICS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
Cancer Genetics, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,744,173	$25,554,064
Accounts receivable, net of allowance for doubtful accounts	5,722,564	5,028,620
Other current assets	1,629,415	1,172,750
Total current assets	31,096,152	31,755,434
FIXED ASSETS, net of accumulated depreciation	3,888,078	4,310,126
OTHER ASSETS
Restricted cash	300,000	6,300,000
Patents	552,916	502,767
Investment in joint venture	642,987	1,047,744
Goodwill	3,187,495	3,187,495
Other	160,354	1,564
Total other assets	4,843,752	11,039,570
Total Assets	$39,827,982	$47,105,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,056,533	$3,762,567
Obligations under capital leases, current portion	60,361	58,950
Deferred revenue	381,914	544,446
Bank term note, current portion	333,333	—
Total current liabilities	4,832,141	4,365,963
Obligations under capital leases	269,829	300,385
Deferred rent payable and other	310,319	347,840
Line of credit	—	6,000,000
Warrant liability	248,000	52,000
Acquisition note payable	961,097	560,341
Deferred revenue, long-term	799,075	924,850
Bank term note	5,635,679	—
Total liabilities	13,056,140	12,551,379
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 9,764,000 shares, $0.0001 par value, none issued	—	—
Common stock, authorized 100,000,000 shares, $0.0001 par value, 9,844,360 and 9,821,169 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	984	982
Additional paid-in capital	113,996,507	112,520,268
Accumulated (deficit)	(87,225,649)	(77,967,499)
Total Stockholders’ Equity	26,771,842	34,553,751
Total Liabilities and Stockholders’ Equity	$39,827,982	$47,105,130

See Notes to Unaudited Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$4,185,147	$1,511,670	$8,555,474	$2,942,045
Cost of revenues	3,097,437	1,503,095	6,239,172	2,793,157
Gross profit	1,087,710	8,575	2,316,302	148,888
Operating expenses:
Research and development	1,255,496	1,105,773	2,533,422	1,702,544
General and administrative	3,061,584	2,395,462	6,048,481	5,126,866
Sales and marketing	1,184,431	918,457	2,300,244	1,667,436
Total operating expenses	5,501,511	4,419,692	10,882,147	8,496,846
Loss from operations	(4,413,801)	(4,411,117)	(8,565,845)	(8,347,958)
Other income (expense):
Interest expense	(81,553)	(30,744)	(115,520)	(371,921)
Interest income	12,764	16,157	25,382	38,341
Change in fair value of acquisition note payable	(316,253)	—	(406,167)	—
Change in fair value of warrant liability	(181,000)	239,000	(196,000)	195,000
Total other (expense)	(566,042)	224,413	(692,305)	(138,580)
Loss before income taxes	(4,979,843)	(4,186,704)	(9,258,150)	(8,486,538)
Income tax provision (benefit)	—	—	—	(1,813,941)
Net (loss)	$(4,979,843)	$(4,186,704)	$(9,258,150)	$(6,672,597)
Basic net (loss) per share	$(0.51)	$(0.45)	$(0.95)	$(0.72)
Diluted net (loss) per share	$(0.51)	$(0.47)	$(0.95)	$(0.74)
Basic Weighted-Average Shares Outstanding	9,714,828	9,302,737	9,709,202	9,289,624
Diluted Weighted-Average Shares Outstanding	9,714,828	9,318,634	9,709,202	9,314,155
See Notes to Unaudited Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(9,258,150)	$(6,672,597)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	679,555	214,450
Amortization	17,452	13,431
Provision for bad debts	215,977	—
Equity-based consulting and compensation expenses	1,453,626	1,293,705
Change in fair value of acquisition note payable	406,167	—
Change in fair value of Gentris contingent consideration	(162,000)	—
Change in fair value of warrant liability	196,000	(195,000)
Amortization of loan guarantee fees, financing fees and debt issuance costs	1,856	310,500
Loss in equity method investment	404,757	310,193
Changes in:
Accounts receivable	(909,921)	(489,227)
Other current assets	(456,665)	(354,589)
Other non-current assets	(73,236)	—
Deferred rent and other	(37,521)	(12,811)
Accounts payable, accrued expenses and deferred revenue	162,248	(230,935)
Net cash (used in) operating activities	(7,359,855)	(5,812,880)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(257,507)	(385,151)
Decrease (increase) in restricted cash	6,000,000	(6,000,000)
Patent costs	(67,601)	(62,656)
Net cash provided by (used in) investing activities	5,674,892	(6,447,807)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(29,145)	(12,857)
Payments for deferred equity offering costs	(85,554)	—
Proceeds from warrant exercises	—	178,102
Proceeds from option exercises	22,615	75,918
Payment of debt issuance costs	(32,844)	—
Principal payments on notes payable	—	(22,298)
Net cash provided by (used in) financing activities	(124,928)	218,865
Net (decrease) in cash and cash equivalents	(1,809,891)	(12,041,822)
CASH AND CASH EQUIVALENTS
Beginning	25,554,064	49,459,564
Ending	$23,744,173	$37,417,742
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$72,254	$61,421
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fixed assets acquired through capital lease arrangements	$—	$40,922
Cashless exercise of derivative warrants	—	125,000
See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1.     Organization, Description of Business, Basis of Presentation and Acquisitions

We are an oncology diagnostics company focused on developing, commercializing and providing DNA-based tests and services to improve the personalization of cancer treatment and to better inform biopharmaceutical companies of genomic factors influencing subject responses to therapeutics. Our vision is to become the oncology diagnostics partner for companies and clinicians by participating in the entire care continuum from bench to bedside. We believe the diagnostic industry is undergoing a metamorphosis in its approach to oncology testing, embracing individualized medicine as a means to drive higher standards of patient treatment and disease management. Similarly, biopharmaceutical companies are increasingly engaging companies such as ours to provide information on clinical trial participants’ DNA profiles in order to identify genomic variations that may be responsible for differing responses to pharmaceuticals, and particularly to oncology drugs, thereby increasing the efficiency of trials while lowering related costs. We believe tailored therapeutics can revolutionize oncology medicine through DNA-based testing services, enabling physicians and researchers to target the factors that make each patient and disease unique. We have created a unique position in the industry by providing targeted somatic analysis of tumor sample cells alongside germline analysis of an individual’s non-cancerous cells’ DNA as we attempt to reach the next milestone in personalized medicine.

We were incorporated in the State of Delaware on April 8, 1999 and have offices and state-of-the-art laboratories located in New Jersey, North Carolina, Shanghai (China), and Hyderabad (India). Our laboratories comply with the highest regulatory standards as appropriate for the services they deliver including CLIA, CAP, NY State and NABL (India).We have two advisory boards to counsel our scientific and clinical direction. Our Scientific Advisory Board is comprised of preeminent scientists and physicians from the fields of cancer biology, cancer pathology, cancer medicine and molecular genetics. Our Clinical Advisory Board is comprised of clinicians and scientists focused on clinical implementation of our proprietary tests and services and mapping those tests and services to patient needs.  Our services are built on a foundation of world-class scientific knowledge and intellectual property in solid and blood-borne cancers, as well as strong academic relationships with major cancer centers such as Memorial Sloan-Kettering, Mayo Clinic, and the National Cancer Institute.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for interim reporting as prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 16, 2015. The consolidated balance sheet as of December 31, 2014, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. Interim financial results are not necessarily indicative of the results that may be expected for any future interim period or for the year ending December 31, 2015.

In the second quarter of 2015, we adopted ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. Previously, debt issuance costs were recorded as assets on the balance sheet. This update requires that debt issuance costs related to a debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This update does not change the recognition and measurement of debt issuance costs and requires retrospective adoption. We did not have debt issuance costs in the December 31, 2014 Consolidated Balance Sheet.

2014 Acquisitions

On July 16, 2014, we purchased substantially all of the assets of Gentris Corporation, (“Gentris”), with its principal place of business in North Carolina, for approximately $4.8 million. There were no changes in the preliminary purchase price allocation or goodwill impairment for Gentris during the six months ended June 30, 2015.

On August 18, 2014, we acquired BioServe Biotechnologies (India) Private Limited, an Indian corporation (“BioServe”) for an aggregate purchase price of approximately $1.1 million. During the six months ended June 30, 2015, there was no goodwill impairment for BioServe, and the preliminary allocation of the purchase price was retrospectively adjusted for a measurement period adjustment to increase goodwill by approximately $193,000, reduce fixed assets by approximately $136,000, reduce other assets by approximately $38,000 and reduce other current assets by approximately $19,000. The fair value of the assets acquired and liabilities assumed as of August 18, 2014 are now as follows:

Amount
Accounts receivable	$151,002
Other current assets	102,064
Fixed assets	488,481
Other assets	378,440
Goodwill	734,925
Current liabilities	(758,614)
Other liabilities	(22,049)
Total Purchase Price	$1,074,249

The results of operations for the three and six months ended June 30, 2015 include the operations of Gentris and BioServe and include combined revenues of $1,462,479 and $3,629,144, respectively, and a combined net loss of $973,528 and $1,159,030, respectively. The following table provides certain pro forma financial information for the Company as if the acquisitions discussed above occurred on January 1, 2014:

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Revenue	$4,563,981	$6,835,565
Net loss	(4,564,914)	(7,285,210)

Basic net loss per share	$(0.48)	$(0.77)
Diluted net loss per share	(0.51)	(0.79)

Note 2.     Revenue and Accounts Receivable

Revenue by service type for the three and six months ended June 30, 2015 and 2014 is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Biopharma Services	$2,674,924	$408,638	6,006,014	$899,888
Clinical Services	1,251,303	1,103,032	2,124,344	2,042,157
Discovery Services	258,920	—	425,116	—
	$4,185,147	$1,511,670	$8,555,474	$2,942,045

Accounts receivable by service type at June 30, 2015 and December 31, 2014 consists of the following:

	June 30, 2015	December 31, 2014
Biopharma Services	$3,832,237	$3,203,335
Clinical Services	2,085,717	1,925,176
Discovery Services	271,763	151,285
Allowance for doubtful accounts	(467,153)	(251,176)
	$5,722,564	$5,028,620

Allowance for Doubtful Accounts
Balance, December 31, 2014	$251,176
Bad debt provision	215,977
Balance, June 30, 2015	$467,153

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

We have historically derived a significant portion of our revenue from a limited number of test ordering sites. Test ordering sites account for all of our Clinical Services revenue along with a portion of our Biopharma Services revenue. Our test ordering sites are hospitals, cancer centers, reference laboratories, physician offices and biopharmaceutical companies. The top five test ordering sites during the three months ended June 30, 2015 and 2014 accounted for 61% and 51% respectively, of our testing volumes, with 22% and 44%, respectively, of the volume coming from community hospitals. During the three months ended June 30, 2015, there was one biopharmaceutical company which accounted for approximately 25% of our total revenue. During the three months ended June 30, 2014, there was one biopharmaceutical company which accounted for approximately 23% of our total revenue.

The top five test ordering sites during the six months ended June 30, 2015 and 2014 accounted for 66% and 57% respectively, of our testing volumes, with 23% and 38%, respectively, of the volume coming from community hospitals. During the six months ended June 30, 2015, there were two biopharmaceutical companies which accounted for approximately 26% and 14% of total revenue, respectively. During the six months ended June 30, 2014, there was one biopharmaceutical company which accounted for approximately 28% of our total revenue.

While we have agreements with our Biopharma clients, volumes from these clients are subject to the progression and continuation of the trials which can impact testing volume. We generally do not have formal written agreements with other testing sites and, as a result, we may lose these significant test ordering sites at any time.

The breakdown of our Clinical Services revenue (as a percent of total revenue) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Medicare	7%	18%	7%	18%
Other insurers	6%	21%	6%	20%
Other healthcare facilities	9%	29%	8%	28%
	22%	68%	21%	66%

Note 3.     Earnings Per Share

For purposes of this calculation, stock warrants, outstanding stock options and unvested restricted shares are considered common stock equivalents using the treasury stock method, and are the only such equivalents outstanding.

Basic net loss and diluted net loss per share data were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net (loss) for basic earnings per share	$(4,979,843)	$(4,186,704)	$(9,258,150)	$(6,672,597)
Change in fair value of warrant liability	—	239,000	—	195,000
Net (loss) for diluted earnings per share	$(4,979,843)	$(4,425,704)	$(9,258,150)	$(6,867,597)
Denominator:
Weighted-average basic common shares outstanding	9,714,828	9,302,737	9,709,202	9,289,624
Assumed conversion of dilutive securities:
Common stock purchase warrants	—	15,897	—	24,531
Potentially dilutive common shares	—	15,897	—	24,531
Denominator for diluted earnings per share – adjusted weighted-average shares	9,714,828	9,318,634	9,709,202	9,314,155
Basic net income (loss) per share	$(0.51)	$(0.45)	$(0.95)	$(0.72)
Diluted net loss per share	$(0.51)	$(0.47)	$(0.95)	$(0.74)

The following table summarizes equivalent units outstanding that were excluded from the earnings per share calculation because their effects were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Common stock purchase warrants	1,116,940	1,661,696	1,116,940	1,661,696
Stock options	1,932,411	1,277,947	1,932,411	1,277,947
Restricted shares of common stock	123,167	122,500	123,167	122,500
	3,172,518	3,062,143	3,172,518	3,062,143

Note 4. Bank Term Note and Line of Credit

On May 7, 2015, we entered into a new debt financing facility with Silicon Valley Bank (“SVB”) to refinance the Company’s cash collateralized loan from Wells Fargo and to provide an additional working capital line of credit. The SVB credit facility provides for a $6.0 million term note (“Term Note”) and a revolving line of credit (“Line of Credit”) for an amount not to exceed the lesser of (i) $4.0 million or (ii) an amount equal to 80% of eligible accounts receivable. The Term Note requires interest-only payments through April 30, 2016 and beginning May 1, 2016, monthly principal payments of approximately $167,000 will be required plus interest through maturity on April 1, 2019. The interest rate of the Term Note is the Wall Street Journal prime rate plus 2%, with a floor of 5.25% and an additional deferred interest payment of $180,000 will be due upon maturity. The Line of Credit requires monthly interest-only payments of the Wall Street Journal prime rate plus 1.5% and matures on May 7, 2017. The new loan agreement requires maintenance of certain financial ratios and grants SVB a first security interest in substantially all Company assets (other than our intellectual property). Pursuant to the new loan agreement, the Company is no longer required to maintain restricted cash accounts. At June 30, 2015 the principal balance of the Term Note was $6,000,000 and the principal balance of the Line of Credit was $0.

The following is a summary of long-term debt as of June 30, 2015:

June 30, 2015
Term Note, principal balance	$6,000,000
Less unamortized debt issuance costs	30,988
Term Note, net	5,969,012
Less current maturities	333,333
Long-term portion	$5,635,679

Principal maturities of the Term Note as of June 30, 2015 are as follows: 2016 - $1,333,333; 2017 - $2,000,000; 2018 - $2,000,000; 2019 - $666,667.

Note 5. Sale of Net Operating Losses

In January 2014, we executed a sale of $22,301,643 of gross state NOL carryforwards resulting in the receipt of $1,813,941. The Company transferred the NOL carryforwards through the Technology Business Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority.

Note 6. Equity Incentive Plans

We have two equity incentive plans: the 2008 Stock Option Plan (the “2008 Plan”) and the 2011 Equity Incentive Plan (the “2011 Plan”, and together with the 2008 Plan, the “Stock Option Plans”). The Stock Option Plans are meant to provide additional incentive to officers, employees and consultants to remain in our employment. Options granted are generally exercisable for up to 10 years. On May 14, 2015, the stockholders voted to increase the number of shares reserved by the 2011 Plan to 2,650,000 shares of common stock.

At June 30, 2015, 915,700 shares remain available for future awards under the 2011 Plan and 93,251 shares remain available for future awards under the 2008 Plan. As of June 30, 2015, no stock appreciation rights and 256,500 shares of restricted stock have been awarded under the Stock Option Plans.

A summary of employee and non-employee stock option activity for the six months ended June 30, 2015 is as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	Number of Shares	Weighted- Average Exercise Price
Outstanding January 1, 2015	1,839,458	$10.58	8.49	$618,250
Granted	194,700	9.80
Exercised	(4,191)	5.40
Canceled or expired	(97,556)	9.85
Outstanding June 30, 2015	1,932,411	$10.55	8.12	$4,955,851
Exercisable June 30, 2015	810,642	$9.78	6.77	$2,481,156

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The fair value of our common stock was $11.76 at June 30, 2015 and $6.68 at December 31, 2014, based on the closing price on the NASDAQ Capital Market. During the three and six months ended June 30, 2015, we received approximately $23,000 from the exercise of options. The options exercised during the three and six months ended June 30, 2015 had a total intrinsic value of approximately $24,000.

As of June 30, 2015, total unrecognized compensation cost related to non-vested stock options granted to employees was $5,670,066 which we expect to recognize over the next 3.40 years.

As of June 30, 2015, total unrecognized compensation cost related to non-vested stock options granted to non-employees was $997,344 which we expect to recognize over the next 2.53 years. The estimate of unrecognized non-employee compensation is based on the fair value of the non-vested options as of June 30, 2015.

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

The following table presents the weighted-average assumptions used to estimate the fair value of options granted to employees during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Volatility	58.83%	74.94%	63.89%	74.94%
Risk free interest rate	1.61%	1.75%	1.65%	1.75%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Term (years)	5.99	6.00	6.15	6.00
Weighted-average fair value of options granted during the period	5.71	7.22	5.77	7.22

In May 2014, we issued 200,000 options to our Director, Raju Chaganti, with an exercise price of $15.89. See Note 11 for additional information. The following table presents the weighted-average assumptions used to estimate the fair value of options reaching their measurement date for non-employees during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Volatility	69.85%	71.60%	70.18%	72.13%
Risk free interest rate	2.42%	2.53%	2.15%	2.63%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Term (years)	8.84	9.28	8.96	9.40

Restricted stock awards have been granted to employees, directors and consultants as compensation for services. At June 30, 2015, there was $825,652 of unrecognized compensation cost related to non-vested restricted stock granted to employees; we expect to recognize the cost over 2.68 years. At June 30, 2015, there was $8,216 of unrecognized compensation cost related to non-vested restricted stock granted to non-employees; we expect to recognize the cost over 0.28 years.

The following table summarizes the activities for our non-vested restricted stock awards for the six months ended June 30, 2015:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2015	132,500	$8.14
Granted	29,000	9.47
Vested	(28,333)	9.79
Canceled	(10,000)	$8.42
Non-vested at June 30, 2015	123,167	$8.15

The following table presents the effects of stock-based compensation related to stock option and restricted stock awards to employees and non-employees on our Statement of Operations during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenues	$54,739	$20,496	$103,925	$40,908
Research and development	128,507	143,069	223,580	157,171
General and administrative	534,831	552,713	1,055,568	1,021,568
Sales and marketing	39,196	47,304	70,553	74,058
Total stock-based compensation	$757,273	$763,582	$1,453,626	$1,293,705

Note 7. Warrants

We have issued certain warrants which contain an exercise price adjustment feature in the event we issue additional equity instruments at a price lower than the exercise price of the warrant. The warrants are described herein as derivative warrants. For all derivative warrants, in the event equity instruments are issued at a price lower than the exercise price of the warrant, the exercise price is adjusted to the price of the new equity instruments issued (price adjustment feature). For certain of these warrants, the number of shares underlying the warrant is also adjusted to an amount computed by dividing the proceeds of the warrant under its original terms by the revised exercise price (share adjustment feature). As of June 30, 2015 all warrants with a share adjustment feature have either expired or have been exercised. The derivative warrants are initially recorded as a warrant liability at fair value with a corresponding entry to the loan guarantee fee asset, debt discount, additional paid-in capital or expense dependent upon the service provided in exchange for the warrant grant.

The following table summarizes the warrant activity for the six months ended June 30, 2015:

Issued With / For	Exercise Price		Warrants Outstanding January 1, 2015	2015 Warrants Expired	Warrants Outstanding June 30, 2015
Non-Derivative Warrants:
Financing	$10.00		243,334	—	243,334
Financing	15.00		436,079	—	436,079
Debt guarantee	15.00		352,312	—	352,312
Consulting	10.00		29,138	(19,138)	10,000
Total non-derivative warrants	$13.78	B	1,060,863	(19,138)	1,041,725
Derivative Warrants:
Financing	$10.00	A	60,000	—	60,000
Series B pref. stock	10.00	A	15,015	—	15,015
Consulting	10.00	A	200	—	200
Total derivative warrants	10.00	B	75,215	—	75,215
Total	$13.53	B	1,136,078	(19,138)	1,116,940

A	These warrants are subject to fair value accounting and contain an exercise price adjustment feature. See Note 8.

B	Weighted-average exercise prices are as of June 30, 2015.

Note 8. Fair Value of Warrants

The following table summarizes the derivative warrant activity subject to fair value accounting for the six months ended June 30, 2015:

Issued with/for	Fair value of warrants outstanding as of December 31, 2014	Change in fair value of warrants	Fair value of warrants outstanding as of June 30, 2015
Series B preferred stock	$8,000	$34,000	$42,000
Consulting	—	1,000	1,000
Financing	44,000	161,000	205,000
	$52,000	$196,000	$248,000
The following tables summarize the assumptions used in computing the fair value of derivative warrants subject to fair value accounting at the date of issue or exercise during the six months ended June 30, 2015 and 2014, and at June 30, 2015 and December 31, 2014.

Issued with Debt Guarantee	Exercised During the Six Months Ended June 30, 2014
Exercise price	$10.00
Expected life (years)	0.60
Expected volatility	49.01%
Risk-free interest rate	0.08%
Expected dividend yield	—%

Issued with Series B Preferred Shares	As of June 30, 2015	As of December 31, 2014	Exercised During the Six Months Ended June 30, 2014
Exercise price	$10.00	$10.00	$10.00
Expected life (years)	0.38	0.88	1.72
Expected volatility	39.48%	49.95%	46.60%
Risk-free interest rate	0.11%	0.25%	0.33%
Expected dividend yield	—%	—%	—%

Issued for Consulting	As of June 30, 2015	As of December 31, 2014
Exercise price	$10.00	$10.00
Expected life (years)	0.65	1.14
Expected volatility	43.50%	49.25%
Risk-free interest rate	0.11%	0.25%
Expected dividend yield	—%	—%

Issued with Financing	As of June 30, 2015	As of December 31, 2014	Exercised During the Six Months Ended June 30, 2014
Exercise price	$10.00	$10.00	$13.34
Expected life (years)	0.73	1.23	9.78
Expected volatility	48.31%	50.23%	74.70%
Risk-free interest rate	0.11%	0.25%	1.95%
Expected dividend yield	—%	—%	—%

The assumed Company stock price used in computing the fair value of warrants exercised during the six months ended June 30, 2014 was $15.20 – $19.86. In determining the fair value of warrants outstanding at each reporting date, the Company stock price was $11.76 at June 30, 2015 and $6.68 at December 31, 2014 based on the closing price on the NASDAQ Capital Market.

Note 9. Fair Value Measurements

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$248,000	$—	$—	$248,000
Gentris contingent consideration	131,400	—	—	131,400
Note payable to VenturEast	941,554	—	—	941,554
	$1,320,954	$—	$—	$1,320,954

	December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$52,000	$—	$—	$52,000
Gentris contingent consideration	293,400	—	—	293,400
Note payable to VenturEast	534,828	—	—	534,828
	$880,228	$—	$—	$880,228

The warrant liability consists of stock warrants we issued that contain an exercise price adjustment feature. In accordance with derivative accounting for warrants, we calculated the fair value of warrants and the assumptions used are described in Note 8, “Fair Value of Warrants”. Realized and unrealized gains and losses related to the change in fair value of the warrant liability are included in Other income (expense) on the Statement of Operations.

The value of the Gentris consideration was determined using a discounted cash flow of the expected payments required by the purchase agreement. During the six months ended June 30, 2015, we recognized a gain of approximately $162,000 due to the decrease in probability of paying the contingent consideration.

The ultimate payment to VenturEast will be the value of 84,278 shares of common stock at the time of payment. The value of the note payable to VenturEast was determined using the fair value of our common stock less a discount for credit risk. During the three and six months ended June 30, 2015, we recognized a loss of approximately $316,000 and $406,000, respectively, due to the increase in value of the note.

Realized and unrealized gains and losses related to the change in fair value of the Gentris contingent consideration are included in general and administrative expense, while realized and unrealized gains and losses related to the VenturEast note are included in other income (expense) on the Consolidated Statement of Operations.

A table summarizing the activity for the derivative warranty liability which is measured at fair value using Level 3 inputs is presented in Note 8. The following table summarizes the activity of the notes payable to VenturEast and Gentris consideration which were measured at fair value using Level 3 inputs:

	Note Payable	Gentris Contingent
	to VenturEast	Consideration
Fair value at December 31, 2014	$534,828	$293,400
Change in fair value	406,726	(162,000)
Fair value at June 30, 2015	$941,554	$131,400

Note 10. Joint Venture Agreement

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

Our share of the JV’s net loss was approximately $198,000 and $298,000 for the three months ended June 30, 2015 and 2014, respectively, and $405,000 and $310,000 for the six months ended June 30, 2015 and 2014, respectively, and is included in research and development expense on the Consolidated Statement of Operations. We have a net receivable due from the JV of approximately $0 and $10,000 at June 30, 2015 and December 31, 2014, respectively, which is included in other current assets in the Consolidated Balance Sheets.

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

Note 11. Related Party Transactions

John Pappajohn, a member of the Board of Directors and stockholder, had personally guaranteed our revolving line of credit with Wells Fargo Bank through March 31, 2014. As consideration for his guarantee, as well as each of the eight extensions of this facility through March 31, 2014, Mr. Pappajohn received warrants to purchase an aggregate of 1,051,506 shares of common stock of which Mr. Pappajohn assigned warrants to purchase 284,000 shares of common stock to certain third parties. Warrants to purchase 440,113 shares of common stock have been exercised by Mr. Pappajohn through June 30, 2015. After adjustment pursuant to the terms of the warrants in conjunction with our IPO, the number of these warrants outstanding retained by Mr. Pappajohn was 352,312 at $15.00 per share.

In addition, John Pappajohn also had loaned us an aggregate of $6,750,000 (all of which was converted into 675,000 shares of common stock at the IPO price of $10.00 per share). In connection with these loans, Mr. Pappajohn received warrants to purchase an aggregate of 202,630 shares of common stock. After adjustment pursuant to the terms of the warrants in conjunction with our IPO, the number of warrants outstanding was 436,079 at $15.00 per share at June 30, 2015.

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

In August 2010, we entered into a consulting agreement with Equity Dynamics, Inc. (“EDI”), an entity controlled by John Pappajohn, pursuant to which EDI received a monthly fee of $10,000. The consulting agreement was terminated effective March 31, 2014. Subsequently, the Company entered into a new consulting agreement with EDI effective April 1, 2014 pursuant to which it will receive a monthly fee of $10,000. Total expenses for the three months ended June 30, 2015 and 2014 were $30,000, and for the six months ended June 30, 2015 and 2014, total expenses were $60,000. As of June 30, 2015, we owed EDI $0.

On September 15, 2010, we entered into a three-year consulting agreement with Dr. Chaganti which was subsequently renewed through December 31, 2016 pursuant to which Dr. Chaganti receives $5,000 per month for providing consulting and technical support services. Total expenses for each of the three months ended June 30, 2015 and 2014 were $15,000. Total expenses for each of the six months ended June 30, 2015 and 2014 were $30,000. Pursuant to the terms of the renewed consulting agreement, Dr. Chaganti received an option to purchase 200,000 shares of our common stock at a purchase price of $15.89 per share vesting over a period of four years. Total non-cash stock-based compensation recognized under the consulting agreement for each of the three months ended June 30, 2015 and 2014 was $98,625 and $212,125, respectively. Total non-cash stock-based compensation recognized under the consulting agreement for each of the six months ended June 30, 2015 and 2014 was $161,125 and $212,125, respectively. Also pursuant to the consulting agreement, Dr. Chaganti assigned to us all rights to any inventions which he may invent during the course of rendering consulting services to us. In exchange for this assignment, if the USPTO issues a patent for an invention on which Dr. Chaganti is listed as an inventor, we are required to pay Dr. Chaganti (i) a one-time payment of $50,000 and (ii) 1% of any net revenues we receive from any licensed sales of the invention. In 2015, we paid Dr. Chaganti $150,000 which was recognized as an expense in fiscal 2014 when three patents were issued.

Note 12. Contingencies

In the normal course of business, the Company may become involved in various claims and legal proceedings. In the opinion of management, the ultimate liability or disposition thereof is not expected to have a material adverse effect on our financial condition, results of operations, or liquidity.

Note 13. Subsequent Events

Cantor Sales Agreement

On July 15, 2015, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., (“Cantor”) as sales agent, pursuant to which the Company may offer from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $20.0 million. Subject to the terms and conditions of the Sales Agreement, Cantor will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The NASDAQ Capital Market to sell shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. Under the Sales Agreement, Cantor may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the U.S. Securities Act of 1933, as amended, or, with the Company’s prior consent, any other method permitted by law, including in privately negotiated transactions. The Company may instruct Cantor not to sell shares if the sales cannot be effected at or above the price designated by the Company from time to time. The Company is not obligated to make any sales of the shares under the Sales Agreement. The offering of shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. Cantor will receive a commission rate of 3.0% of the aggregate gross proceeds from each sale of shares and the Company has agreed to provide Cantor with customary indemnification and contribution rights. The Company will also reimburse Cantor for certain specified expenses in connection with entering into the Sales Agreement.  Subsequent to June 30, 2015, the Company sold 2,800 shares of its common stock that resulted in net proceeds to the Company of approximately $34,000.

Response Genetics, Inc.

As of August 9, 2015, the Company has agreed, in principle, to act as the “stalking horse bidder” in connection with the sale of substantially all the assets and assumption of certain liabilities of Response Genetics, Inc. (“Response”) in connection with Response’s filing of a chapter 11 petition for bankruptcy in the Delaware Bankruptcy Court (the “Bankruptcy Court”).

Response is a company focused on the development and sale of molecular diagnostic tests that help determine a patient's response to cancer therapy.

In connection with such agreement, in principle, the Company has proposed to purchase substantially all of Response’s assets and assume certain liabilities of Response related to existing agreements with employees, customers, vendors, suppliers and trade creditors for an aggregate purchase price, subject to certain adjustments, of $14,000,000, comprised of a 50-50 split of $7,000,000 in cash and 788,584 shares of the Company’s common stock, with the common stock being valued at $7,000,000. All shares of common stock included in the purchase price will be issued directly to Response’s secured lenders.

No assurance can be given that the proposed transaction with Response will be consummated at all or, if consummated, will be consummated on the terms and conditions set forth herein.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the “Company,” “we,” “us,” “our” or similar terms, refer to Cancer Genetics, Inc. and its wholly owned subsidiaries: Cancer Genetics Italia, S.r.l., Gentris, LLC and BioServe Biotechnologies (India) Private Limited, except as expressly indicated or unless the context otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Reporting on Form 10-K filed with the SEC on March 16, 2015. This MD&A may contain forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” below.

Overview

We are an oncology diagnostics company focused on developing, commercializing and providing DNA-based tests and services to improve the personalization of cancer treatment and to better inform biopharmaceutical companies of genomic factors influencing subject responses to therapeutics. Our vision is to become the oncology diagnostics partner for companies and clinicians by participating in the entire care continuum from bench to bedside. We believe the diagnostic industry is undergoing a metamorphosis in its approach to oncology testing, embracing individualized medicine as a means to drive higher standards of patient treatment and disease management. Similarly, biopharmaceutical companies are increasingly engaging companies such as ours to provide information on clinical trial participants’ DNA profiles in order to identify genomic variations that may be responsible for differing responses to pharmaceuticals, and particularly to oncology drugs, thereby increasing the efficiency of trials while lowering related costs. We believe tailored therapeutics can revolutionize oncology medicine through DNA-based testing services, enabling physicians and researchers to target the factors that make each patient and disease unique. We have created a unique position in the industry by providing targeted somatic analysis of tumor sample cells alongside germline analysis of an individual’s non-cancerous cells’ DNA as we attempt to reach the next milestone in personalized medicine.

Our services are performed at our state-of-the-art laboratories located in New Jersey, North Carolina, Shanghai (China), and Hyderabad (India). Our laboratories comply with the highest regulatory standards as appropriate for the services they deliver including CLIA, CAP, NY State and NABL (India).We have two advisory boards to counsel our scientific and clinical direction. Our Scientific Advisory Board is comprised of preeminent scientists and physicians from the fields of cancer biology, cancer pathology, cancer medicine and molecular genetics. Our Clinical Advisory Board is comprised of clinicians and scientists focused on clinical implementation of our proprietary tests and services and mapping those tests and services to patient needs. Our services are built on a foundation of world-class scientific knowledge and intellectual property in solid and blood-borne cancers, as well as strong academic relationships with major cancer centers such as Memorial Sloan-Kettering, Mayo Clinic, and the National Cancer Institute.

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
The non-proprietary testing services we offer are focused in part on specific oncology categories where we are developing our proprietary tests. We believe that there is significant synergy in developing and marketing a complete set of tests and services that are disease focused and delivering those tests and services in a comprehensive manner to help with treatment decisions. The insight that we develop in delivering the non-proprietary services are often leveraged in the development of our proprietary programs and now increasingly in the validation of our proprietary programs, such as MatBA and Focus::NGS.

We expect to continue to incur significant losses for the near future. We incurred losses of $16.6 million and $12.4 million for fiscal years ended December 31, 2014 and 2013, respectively, and $9.3 million for the six months ended June 30, 2015.

As of June 30, 2015, we had an accumulated deficit of $87.2 million.

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

The top five test ordering clients during the three months ended June 30, 2015 and 2014 accounted for 61% and 51%, respectively, of our testing volumes, with 22% and 44%, respectively, of the test volume coming from community hospitals. During the three months ended June 30, 2015, one Biopharma client accounted for approximately 25% of our revenue. During the three months ended June 30, 2014, one Biopharma client accounted for approximately 23% of our revenue.

The top five test ordering clients during the six months ended June 30, 2015 and 2014 accounted for 66% and 57%, respectively, of our testing volumes, with 23% and 38%, respectively, of the test volume coming from community hospitals. During the six months ended June 30, 2015, two Biopharma clients accounted for approximately 26% and 14%, respectively, of our revenue. During the six months ended June 30, 2014, one Biopharma client accounted for approximately 28% of our revenue. The loss of our largest client would materially adversely affect our results of operations; however, the loss of any other test ordering client would not materially adversely affect our results of operations.

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

For the three months ended June 30, 2015, Medicare accounted for approximately 7% of our total revenue, other insurance accounted for approximately 6% of our total revenue and other healthcare facilities accounted for 9% of our total revenue. For the six months ended June 30, 2015, Medicare accounted for approximately 7% of our total revenue, other insurance accounted for approximately 6% of our total revenue and other healthcare facilities accounted for 8% of our total revenue. As we expand our portfolio of tests and services and our sales activities, we expect the percentage of revenue from other healthcare facilities may decrease over the long term.  However, the addition of new customers, particularly a community hospital or other large volume client, could offset this trend seen in prior years. On average, we generate less revenue per test from other healthcare facilities billed directly, than from other insurance payors.  However, we have reduced sales cost associated with direct bill clients as well as significantly reduced collections risk. Typically, we negotiate discounts with directly billed healthcare facilities depending on the volume of business.

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

Results of Operations

Three Months Ended June 30, 2015 and 2014

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three Months Ended June 30,		Change
(dollars in thousands)	2015	2014	$	%
Revenue	$4,185	$1,512	$2,673	177%
Cost of revenues	3,097	1,503	1,594	106%
Research and development expenses	1,256	1,106	150	14%
General and administrative expenses	3,062	2,395	667	28%
Sales and marketing expenses	1,184	919	265	29%
Loss from operations	(4,414)	(4,411)	(3)	—%
Interest income (expense)	(69)	(15)	(54)	360%
Change in fair value of acquisition note payable	(316)	—	(316)	100%
Change in fair value of warrant liability	(181)	239	(420)	(176)%
Loss before income taxes	(4,980)	(4,187)	(793)	19%
Income tax provision (benefit)	—	—	—	—%
Net (loss)	$(4,980)	$(4,187)	$(793)	19%

Revenue

The breakdown of our revenue is as follows:

	Three Months Ended June 30,				Change
	2015		2014
(dollars in thousands)	$	%	$	%	$	%
Biopharma Services	$2,675	64%	$409	27%	$2,266	554%
Clinical Services	1,251	30%	1,103	73%	148	13%
Discovery Services	259	6%	—	—%	259	—%
Total Revenue	$4,185	100%	$1,512	100%	$2,673	177%

Revenue increased 177%, or $2.7 million, to $4.2 million for the three months ended June 30, 2015, from $1.5 million for the three months ended June 30, 2014, due to our Select One business, which accounted for $1.1 million of the increase, our Clinical Services business, which accounted for $0.1 million of the increase, and the acquisitions of Gentris and BioServe, whose revenue accounted for $1.5 million of the increase. Our average revenue (excluding grant revenue and probe revenue) per test increased to $596 per test for the three months ended June 30, 2015 from $542 per test for the three months ended June 30, 2014, principally due to an increase in the average revenue per test from one of our Biopharma customers. Test volume increased by 52% from 2,664 tests for the three months ended June 30, 2014 to 4,055 tests for the three months ended June 30, 2015.

Revenue from Biopharma Services increased 554%, or $2.3 million, to $2.7 million for the three months ended June 30, 2015, from $0.4 million for the three months ended June 30, 2014, due to our Select One business, which accounted for $1.1 million of the increase, and the acquisition of Gentris whose revenue accounted for $1.2 million of the $2.3 million increase in Biopharma Services. Revenue from Clinical Services customers increased 13%, or $0.2 million, to $1.3 million for the three months ended June 30, 2015, from $1.1 million for the three months ended June 30, 2014, principally due to an increase in test volume. Revenue from Discovery Services, our new line of business, was $0.3 million for the three months ended June 30, 2015, representing 6% of total revenue.

Cost of Revenues

Cost of revenues increased 106%, or $1.6 million, for the three months ended June 30, 2015, principally due to the following: costs of revenue from the acquired businesses of $1.2 million, and outsourcing costs increased by $0.3 million as a result of specialty testing not performed in our lab. Gross margin improved during the three months ended June 30, 2015 due to better utilization of costs in our New Jersey laboratory along with the margin contributed from our acquired businesses.

Operating Expenses

Research and development expenses increased 14%, or $0.2 million, to $1.3 million for the three months ended June 30, 2015, from $1.1 million for the three months ended June 30, 2014, principally due to the following: compensation costs increased by

$0.2 million as a result of us building up our R&D team and increases in other costs; offset by a decrease of $0.1 million in our share of the loss from Oncospire, our joint venture with Mayo Clinic.

Sales and marketing expenses increased 29%, or $0.3 million, to $1.2 million for the three months ended June 30, 2015, from $0.9 million for the three months ended June 30, 2014, principally due to costs from the acquired businesses of $0.3 million.

General and administrative expenses increased 28%, or $0.7 million, to $3.1 million for the three months ended June 30, 2015, from $2.4 million for the three months ended June 30, 2014, principally due to costs from the acquired businesses of $0.5 million and compensation costs increasing by $0.2 million as a result of our increased headcount.

Interest Income (Expense)

Net interest expense increased 360%, or $0.1 million, principally due to the higher interest rate related to the debt we refinanced during the three months ended June 30, 2015.

Change in Fair Value of Acquisition Note Payable

The change in fair value of note payable resulted in $0.3 million in non-cash expense for the three months ended June 30, 2015. The fair value of the note representing part of the purchase price for BioServe increased as a consequence of an increase in our stock price.

Change in Fair Value of Warrant Liability

The change in the fair market value of our warrant liability resulted in $0.2 million in non-cash expense for the three months ended June 30, 2015, as compared to non-cash income of $0.2 million for the three months ended June 30, 2014. The fair market value of these common stock warrants increased during the three months ended June 30, 2015 as a consequence of an increase in our stock price.

Six Months Ended June 30, 2015 and 2014

The following table sets forth certain information concerning our results of operations for the periods shown:

	Six Months Ended June 30,		Change
(dollars in thousands)	2015	2014	$	%
Revenue	$8,555	$2,942	$5,613	191%
Cost of revenues	6,239	2,793	3,446	123%
Research and development expenses	2,533	1,703	830	49%
General and administrative expenses	6,049	5,127	922	18%
Sales and marketing expenses	2,300	1,667	633	38%
Loss from operations	(8,566)	(8,348)	(218)	3%
Interest income (expense)	(90)	(334)	244	(73)%
Change in fair value of acquisition note payable	(406)	—	(406)	100%
Change in fair value of warrant liability	(196)	195	(391)	(201)%
Loss before income taxes	(9,258)	(8,487)	(771)	9%
Income tax provision (benefit)	—	(1,814)	1,814	(100)%
Net (loss)	$(9,258)	$(6,673)	$(2,585)	39%

Revenue

The breakdown of our revenue is as follows:

	Six Months Ended June 30,				Change
	2015		2014
(dollars in thousands)	$	%	$	%	$	%
Biopharma Services	$6,006	70%	$900	31%	$5,106	567%
Clinical Services	2,124	25%	2,042	69%	82	4%
Discovery Services	425	5%	—	—%	425	—%
Total Revenue	$8,555	100%	$2,942	100%	$5,613	191%

Revenue increased 191%, or $5.6 million, to $8.6 million for the six months ended June 30, 2015, from $2.9 million for the six months ended June 30, 2014, due to our Select One business, which accounted for $1.9 million of the increase, and the acquisitions of Gentris and BioServe, whose revenue accounted for $3.6 million of the increase. Our average revenue (excluding grant revenue and probe revenue) per test increased to $594 per test for the six months ended June 30, 2015 from $524 per test for the six months ended June 30, 2014, principally due to an increase in the average revenue per test from one of our Biopharma customers. Test volume increased by 42% from 5,436 tests for the six months ended June 30, 2014 to 7,702 tests for the six months ended June 30, 2015.

Revenue from Biopharma Services increased 567%, or $5.1 million, to $6.0 million for the six months ended June 30, 2015, from $0.9 million for the six months ended June 30, 2014, due to our Select One business, which accounted for $1.9 million of the increase, and the acquisition of Gentris whose revenue accounted for $3.2 million of the $5.1 million increase in Biopharma Services. Revenue from Clinical Services customers increased 4%, or $0.1 million, to $2.1 million for the six months ended June 30, 2015, from $2.0 million for the six months ended June 30, 2014, principally due to increased test volume, which was partially offset by a decrease in the average reimbursement rate per test from Medicare and private insurance companies. Revenue from Discovery Services, our new line of business, was $0.4 million for the six months ended June 30, 2015, representing 5% of total revenue.

Cost of Revenues

Cost of revenues increased 123%, or $3.4 million, for the six months ended June 30, 2015, principally due to the following: costs of revenue from the acquired businesses of $2.5 million; lab supplies expenses increased by $0.3 million as a result of higher test volumes; shipping costs increased by $0.1 million as a result of increased test volume; outsourced costs increased by $0.3 million as a result of providing services for tests not performed in our labs; and compensation costs increased by $0.1 million as a result of us securing the additional expertise needed to continue to deliver high quality test results. Gross margin improved during the six months ended June 30, 2015 due to better utilization of costs in our New Jersey laboratory along with the margin contributed from our acquired businesses.

Operating Expenses

Research and development expenses increased 49%, or $0.8 million, to $2.5 million for the six months ended June 30, 2015, from $1.7 million for the six months ended June 30, 2014, principally due to the following: our share of the loss from Oncospire, our joint venture with Mayo Clinic, increased $0.1 million, as it incurred two full quarters of research expenses related to the pursuit of developing new clinical tests. (In 2014, the costs associated with our joint venture started in late March); compensation costs increased by $0.3 million as a result of us building up our R&D team; supplies costs increased by $0.1 million as a result of the development of our proprietary tests; other collaboration costs increased by $0.1 million as we improve our proprietary tests; and costs associated with the acquired businesses of $0.1 million.

Sales and marketing expenses increased 38%, or $0.6 million, to $2.3 million for the six months ended June 30, 2015, from $1.7 million for the six months ended June 30, 2014, principally due to the following: costs from the acquired businesses of $0.6 million and consulting costs increasing by $0.1 million as a result of us building and developing our team.

General and administrative expenses increased 18%, or $0.9 million, to $6.0 million for the six months ended June 30, 2015, from $5.1 million for the six months ended June 30, 2014, principally due to the following: costs from the acquired businesses of $1.1 million and an increase to our allowance for doubtful accounts of $0.2 million; offset by reductions in compensation costs of $0.2 million primarily due to a severance agreement for a former officer in 2014 and the Gentris contingent consideration gain of $0.2 million.

Interest Income (Expense)

Net interest expense decreased 73%, or $0.2 million, principally due to the amortization of loan guarantee and financing fees during the six months ended June 30, 2014.

Change in Fair Value of Acquisition Note Payable

The change in fair value of note payable resulted in $0.4 million in non-cash expense for the six months ended June 30, 2015. The fair value of the note representing part of the purchase price for BioServe increased as a consequence of an increase in our stock price.

Change in Fair Value of Warrant Liability

The change in the fair market value of our warrant liability resulted in $0.2 million in non-cash expense for the six months ended June 30, 2015, as compared to non-cash income of $0.2 million for the six months ended June 30, 2014. The fair market value of these common stock warrants increased during the six months ended June 30, 2015 as a consequence of an increase in our stock price.

Income Taxes

During the six months ended June 30, 2014, we received $1.8 million from sales of state NOL’s. No such sales occurred in the first two quarters of 2015.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity have been funds generated from our debt financings and equity financings. In addition, we have generated funds from cash collections from customers and cash received from sales of state NOL's. During January 2014, we received $1.8 million in cash from sales of state NOL’s.

In general, our primary uses of cash are providing for operating expenses, working capital purposes and servicing debt. As of June 30, 2015, we have up to $4.0 million available on our revolving line of credit. Our largest source of operating cash flow is cash collections from our customers.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Six Months Ended June 30,
(in thousands)	2015	2014
Cash provided by (used in):
Operating activities	$(7,360)	$(5,813)
Investing activities	5,675	(6,448)
Financing activities	(125)	219
Net (decrease) in cash and cash equivalents	$(1,810)	$(12,042)

We had cash and cash equivalents of $23.7 million at June 30, 2015, and $25.6 million at December 31, 2014.

The $1.8 million decrease in cash and cash equivalents for the six months ended June 30, 2015, principally resulted from $7.4 million of net cash used in operations offset by a $6.0 million decrease in restricted cash related to our new debt financing facility with Silicon Valley Bank that does not require us to maintain restricted cash accounts.

The $12.0 million decrease in cash and cash equivalents for the six months ended June 30, 2014, principally resulted from an increase in our restricted cash of $6.0 million related to the collateralization of our line of credit with Wells Fargo and $5.8 million of net cash used in operations.

At June 30, 2015, we had total indebtedness of $6.9 million, excluding capital lease obligations.

Cash Used in Operating Activities

Net cash used in operating activities was $7.4 million for the six months ended June 30, 2015. We used $6.2 million in net cash to fund our core operations, which included $0.1 million in cash paid for interest. We incurred additional uses of cash when adjusting for working capital items as follows: a net increase in accounts receivable of $0.9 million; an increase in other current assets of $0.5 million which includes prepayments for our insurance policies; and a net increase in accounts payable, accrued expenses and deferred revenue of $0.2 million.

For the six months ended June 30, 2014, we used $5.8 million in operating activities. We incurred additional uses of cash when adjusting for working capital items as follows: a net increase in accounts receivable of $0.5 million; an increase in other current assets of $0.4 million which includes prepayments for our insurance policies; and a net decrease in accounts payable, accrued expenses (including the payout of 2013 accrued performance bonuses) and deferred revenue of $0.2 million. All of these uses of cash were partially offset by the receipt of $1.8 million from the sale of certain state NOL carryforwards in January 2014.

Cash Provided by/Used in Investing Activities

Net cash provided by investing activities was $5.7 million for the six months ended June 30, 2015 and principally resulted from a $6.0 million decrease in restricted cash related to our new debt financing facility with Silicon Valley Bank that does not require us to maintain restricted cash accounts.

Net cash used in investing activities was $6.4 million for the six months ended June 30, 2014 and principally resulted from an increase in our restricted cash of $6.0 million related to the collateralization of our line of credit with Wells Fargo.

Cash Provided by/Used in Financing Activities

Net cash used in financing activities was $0.1 million for the six months ended June 30, 2015, and principally resulted from payments for deferred equity offering costs of $0.1 million related to our July 2015 sales agreement with Cantor described below.

Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2014, and principally resulted from proceeds received from warrant and option exercises of $0.3 million offset by payments made on notes payable and capital leases of $35,000.

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

We recently improved our liquidity by entering into a line of credit with Silicon Valley Bank. See Note 4 of Notes to Unaudited Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

On July 15, 2015, the Company entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., (“Cantor”) as sales agent, pursuant to which the Company may offer from time to time through Cantor, shares of our common stock having an aggregate offering price of up to $20.0 million. Subsequent to June 30, 2015, the Company sold 2,800 shares of its common stock that resulted in net proceeds to the Company of approximately $34,000. See Note 13 of Notes to Unaudited Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Our forecast of the period of time through which our current financial resources will be adequate to support our operations and our expected operating expenses are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

•	our ability to achieve revenue growth and profitability;

•	our ability to obtain approvals for our new diagnostic tests;

•	our ability to execute on our marketing and sales strategy for our genomic tests and gain acceptance of our tests in the market;

•	our ability to obtain adequate reimbursement from governmental and other third-party payors for our tests and services;

•	the costs, scope, progress, results, timing and outcomes of the clinical trials of our diagnostic tests;

•	the costs of operating and enhancing our laboratory facilities;

•	the costs for funding the operations we recently acquired and our ability to successfully integrate those operations with and into our own;

•	the costs of additional general and administrative personnel;

•	the timing of and the costs involved in regulatory compliance, particularly if the regulations change;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	our ability to manage the costs of manufacturing our NGS panels, microarrays and FHACT® probe;

•	our rate of progress in, and cost of research and development activities associated with, products in research and early development;

•	the effect of competing technological and market developments;

•	costs related to expansion;

•	our ability to secure financing and the amount thereof; and

•
other risks and uncertainties discussed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2014, as updated in our quarterly reports on Form 10-Q, current reports on Form 8-K and other reports, as applicable, we file with the Securities and Exchange Commission.

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

We may raise additional capital through sales of common stock under our Controlled Equity Offering Sales Agreement with Cantor. In addition, we may raise additional capital to fund our current operations, to repay certain outstanding indebtedness and to fund expansion of our business to meet our long-term business objectives through public or private equity offerings, debt financings, borrowings or strategic partnerships coupled with an investment in our Company or a combination thereof. If we raise additional funds through the issuance of convertible debt securities, or other debt securities, these securities could be secured and could have rights senior to those of our common stock. In addition, any new debt incurred by the Company could impose covenants that restrict our operations and increase our interest expense. The issuance of any new equity securities will also dilute the interest of our current stockholders. Given the risks associated with our business, including our unprofitable operating history and our ability to develop additional proprietary tests, additional capital may not be available when needed on acceptable terms, or at all. If adequate funds are not available, we will need to curb our expansion plans or limit our research and development activities, which would have a material adverse impact on our business prospects and results of operations.

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

•
the factors listed under the heading “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2014, as updated in our quarterly reports on Form 10-Q, current reports on Form 8-K and other reports, as applicable, that we file with the Securities and Exchange Commission.

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

Foreign Exchange Risk

We conduct business in foreign markets through our subsidiary in India (BioServe Biotechnologies (India) Private Limited) and in Italy through our subsidiary (Cancer Genetics Italia, S.r.l.). For the three months ended June 30, 2015 and 2014, approximately 7% and 4%, respectively, of our revenues were earned outside the United States and collected in local currency. Approximately 6% and 3% of our revenues were earned outside the United States and collected in local currency for the six months ended June 30, 2015 and 2014, respectively. We are subject to risk for exchange rate fluctuations between such local currencies and the United States dollar and the subsequent translation of the Indian Rupee or Euro to United States dollars. We currently do not hedge currency risk. The translation adjustments for the three and six months ended June 30, 2015 and 2014, were not significant.

Interest Rate Risk

At June 30, 2015, we had interest rate risk primarily related to borrowings of $6 million on the term note with Silicon Valley Bank ("Silicon Valley Line"). Borrowings under the Silicon Valley term note bear interest at the Wall Street Journal prime rate plus 2%, with a floor of 5.25% (5.25% at June 30, 2015). If interest rates increased by 1.0%, interest expense in the remainder of 2015 on our current borrowings would increase by approximately $30,000.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended, as of June 30, 2015, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.        Legal Proceedings

Not applicable.

Item 1A.    Risk Factors

There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our annual report on Form 10-K for the year ended December 31, 2014, except for the updated Risk Factors set forth in our Current Report on Form 8-K under Item 8.01 Other Events, filed on July 16, 2015, which Risk Factors are incorporated herein by reference as if set forth in full.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds from Sales of Registered Securities

Not applicable.

Item 3.        Defaults Upon Senior Securities

Not applicable.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

Response Genetics, Inc.
As of August 9, 2015, the Company has agreed, in principle, to act as the “stalking horse bidder” in connection with the sale of substantially all the assets and assumption of certain liabilities of Response Genetics, Inc. (“Response”) in connection with Response’s filing of a chapter 11 petition for bankruptcy in the Delaware Bankruptcy Court (the “Bankruptcy Court”).
Response is a company focused on the development and sale of molecular diagnostic tests that help determine a patient's response to cancer therapy.
In connection with such agreement, in principle, the Company has proposed to purchase substantially all of Response’s assets and assume certain liabilities of Response related to existing agreements with employees, customers, vendors, suppliers and trade creditors for an aggregate purchase price, subject to certain adjustments, of $14,000,000, comprised of a 50-50 split of $7,000,000 in cash and 788,584 shares of the Company’s common stock, with the common stock being valued at $7,000,000. All shares of common stock included in the purchase price will be issued directly to Response’s secured lenders.
As the sale of the assets and assumption of liabilities is occurring in connection with a chapter 11 filing by Response in the Bankruptcy Court, the Company, as the “stalking horse,” anticipates having the benefit of a bid protection order, once such bid protection order is adopted, but will also be subject to the biding process set forth in any such bid protection order.
The agreement, in principle, also remains subject to finalization of the schedules and exhibits to the agreement as well as the satisfaction of certain closing conditions, including Bankruptcy Court approval and the absence of certain material adverse events. No assurance can be given that the proposed transaction with Response will be consummated at all or, if consummated, will be consummated on the terms and conditions set forth herein.
The foregoing description of the agreement in principle does not purport to be complete and is qualified in its entirety by reference to the full text of the Asset Purchase Agreement attached hereto as Exhibit 10.1.
Item 6.        Exhibits

See the Index to Exhibits following the signature page hereto, which Index to Exhibits is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cancer Genetics, Inc.
(Registrant)

Date: August 10, 2015	/s/ Panna L. Sharma
Panna L. Sharma
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2015	/s/ Edward J. Sitar
Edward J. Sitar
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Asset Purchase Agreement By and Between Response Genetics, Inc., a Delaware Corporation, and Cancer Genetics, Inc., a Delaware Corporation, dated as of August 9, 2015 * #

10.2	2011 Equity Incentive Plan, as amended and restated effective May 14, 2015, filed as Exhibit 10.1 to Form S-8 filed on July 28, 2015 (File Number 333-205903) and incorporated herein by reference

10.3	Employment Agreement between Dr. Shaknovich and Cancer Genetics, Inc., effective as of July 1, 2015. (incorporated by reference to the Company’s current report on Form 8-K filed on July 7, 2015)

10.4
Controlled Equity OfferingSM Sales Agreement, dated July 15, 2015, by and between Cancer Genetics, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to the Company’s current report on Form 8-K filed on July 16, 2015)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended *

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended *

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet at June 30, 2015 (unaudited) and December 31, 2014, (ii) Consolidated Statements of Operations for the three and six month periods ended June 30, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2015 and 2014 (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited)

*	Filed herewith.
**	Furnished herewith.
#
The parties have not yet prepared or agreed upon the exhibits and schedules to the agreement. Once such schedules and exhibits to the agreement are finalized, such exhibits and schedules will be omitted pursuant to Item 601(b)(2) of Regulation S-K and the Company hereby agrees to furnish supplementally a copy of any omitted exhibits or schedules to the SEC upon request.