Form 10-K/A
period 2015-12-31
CANCER GENETICS, INC
filed 2016-04-28
CIK 1349929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
Or

❑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer	❑	Accelerated filer	☒
Non-accelerated filer	❑ (do not check if a smaller reporting company)	Smaller reporting company	❑
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
Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of March 31, 2016:

Class	Number of Shares
Common Stock, $.0001 par value	13,652,274

Documents incorporated by reference
None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Annual Report”) of Cancer Genetics, Inc. filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2016. In this Amendment No. 1, unless the context indicates otherwise, the designations “Cancer Genetics,” the “Company”, “we,” “us” or “our” refer to Cancer Genetics, Inc. and its wholly-owned subsidiaries.

This Amendment No. 1 is being filed solely to include the information required by Item 10 - “Directors, Executive Officers and Corporate Governance”, Item 11 - “Executive Compensation”, Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Item 13 - “Certain Relationships and Related Transactions, and Director Independence” and Item 14 - “Principal Accounting Fees and Services” of Part III of Form 10-K. The reference on the cover page of the 2015 Annual Report to the incorporation by reference of portions of our definitive proxy statement into Part III of the 2015 Annual Report is hereby deleted. Items 10, 11, 12, 13 and 14 of Part III of the 2015 Annual Report are amended and restated in their entirety as set forth in this Amendment No. 1. In addition, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are including with this Amendment No. 1 certain currently dated certifications. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as described above, no other amendments are being made to the Annual Report. This Amendment No. 1 does not reflect events occurring after the March 10, 2016 filing of the 2015 Annual Report or modify or update the disclosure contained in the 2015 Annual Report in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 1 should be read in conjunction with the 2015 Annual Report and our other filings with the SEC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth certain information about the current directors of our Company. Directors are elected to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

Directors	Age	Year First Became Director
Panna L. Sharma (President and Chief Executive Officer)	45	2010
John Pappajohn (Chairman of the Board)	87	2008
Raju S.K. Chaganti, Ph.D.	83	1999
Edmund Cannon	71	2005
Franklyn G. Prendergast, M.D., Ph.D.	71	2012
Michael J. Welsh	67	2014
Geoffrey Harris	54	2014
Howard McLeod	50	2014

The following biographical descriptions set forth certain information with respect to the directors of our Board, based on information furnished to the Company by each director.

Panna L. Sharma

Mr. Sharma became a member of our Board of Directors (the “Board”) and our President and Chief Executive Officer in May 2010. Additionally, he serves as the general manager of Oncospire Genomics. Mr. Sharma was at TSG Partners, a specialty life sciences consultancy and advisory company, from 2001 to 2010, where he was the Managing Partner and founder. At TSG he led the development of strategic initiatives, corporate growth strategy and corporate turnarounds for both public and private companies. He also led over 70 buy and sell-side transactions for life sciences, healthcare and biopharma companies. At TSG, he established the Global Diagnostics Index, the Global Biotools Index and several other life science capital markets indices that are still used in the life science industry.

Prior to founding TSG, Mr. Sharma was the Chief Strategy Officer for iXL Enterprises, Inc. (“iXL”), a public e-business consultancy where he led strategy development and acquisitions activity and was part of the management team that aided in taking the company public in June 1999. At iXL, he also managed the specialty e-business strategy practices group that grew from under $4 million in revenue in 1998 to over $75 million in 2000. From 1996 to 1998, Mr. Sharma was a partner at Interactive Solutions, Inc., a marketing and strategy consultancy focused on health care and financial services in Cambridge, Massachusetts, that was sold to Omnicom, Inc., one of the largest global market analysis and marketing companies. Prior to that time, Mr. Sharma served as a consultant to Putnam Investment Management, LLC and Bank of America Corporation. Mr. Sharma has also served on the board of directors of EpicEdge, a health care and government focused IT services firm, from 2001 to 2003 and as chairman of the Advisory Board for EndoChoice, a global leader for the gastrointestinal treatment market from 2008 to 2010.

We selected Mr. Sharma to serve on our Board due to his extensive knowledge of our operations, competitive challenges and opportunities gained through his position as our President and Chief Executive Officer as well as his extensive experience as a strategic advisor to companies in the health care and life sciences industry.

John Pappajohn

Mr. Pappajohn is the chairman of our Board and is a pioneer in the venture capital industry. In 1969, Mr. Pappajohn founded Equity Dynamics, Inc., a financial consulting entity, and Pappajohn Capital Resources, a venture capital firm, both in Des Moines, Iowa. Mr. Pappajohn has been involved in over 100 start-up companies and has served as a director of over 40 public companies, many in the bioscience and health-related industries. He currently serves on the boards of the following public companies: American CareSource Holdings, Inc., since 2004, and CNS Response, since 2009.

Previously, Mr. Pappajohn served on the boards of ConMed Healthcare Management, Inc. from 2005 until August 2012, PharmAthene, Inc., from 2007 until July 2011, Careguide, Inc., from 1995 until 2010, and SpectraScience, Inc., from 2007 until 2009. Mr. Pappajohn has a BSC degree in business from the University of Iowa.

We selected Mr. Pappajohn to serve on our Board due to his extensive background and experience in providing guidance to a variety of private and public companies in the bioscience and health related industries.

Raju S.K. Chaganti, Ph.D., FACMG.

Dr. Chaganti is our founder and has served on our Board since the Company’s inception. Dr. Chaganti is an internationally recognized leader in cancer cytogenetics and molecular genetics. He is an inventor on 10 patents issued by the US patent office, 3 from Memorial Sloan-Kettering Cancer Center KCC and 7 from Cancer Genetics, Inc, all related to cancer gene discovery and cancer genetic analysis. Dr. Chaganti currently is the incumbent of the William E. Snee Chair at the Memorial Sloan-Kettering Cancer Center, where he is on the faculty of the Department of Medicine and Cell Biology Program. He is a Professor at the Gernster Sloan- Kettering Graduate School of Biomedical Sciences and at Weill-Cornell Graduate School of Medicinal Sciences, New York, New York. He was the chief of Memorial Sloan-Kettering Cancer Center’s cytogenetics service, which he established in 1976 as one of the earliest genetically based cancer diagnostic services in the country.

Dr. Chaganti received a Ph.D. in biology (genetics) from Harvard University Graduate School of Arts and Sciences and completed his post-doctoral training at the Medical Research Council of Great Britain. Additionally, he completed a sabbatical in the Department of Tumor Biology at Karolinska Institute Stockholm, focusing on experimental murine tumorigenesis and immunology. He has published extensively in genetics with a bibliography of over 380 entries comprising peer reviewed research articles, book chapters, and books. Dr. Chaganti is American Board of Medical Genetics certified in medical genetics, with a subspeciality in clinical cytogenetics. He is also a Founding Fellow of the American College of Medical Genetics.

We selected Dr. Chaganti to serve on our Board due to the perspective and extensive experience he brings as one of our founders, his over 35 years of experience in managing clinical cytogenetic laboratories and his renown as an international leader in the areas of cancer cytogenetics and molecular genetics.

Edmund Cannon

Edmund Cannon is a member of our Board and is founder and President of the Clinical Research Center of Cape Cod, which specializes in finding institutional review board approved, consented specimens for the diagnostics and pharmaceutical industries, and in setting up studies to support FDA submissions for pharmaceutical and biotechnology companies. Previously, Mr. Cannon was a marketing and operations consultant for Franey Medical Labs. Mr. Cannon also formerly had the most national sales for Pharmacia Diagnostics Inc., and was a vice president and co-founder of Alletess, Inc. Mr. Canon has a degree from Boston State College and attended a Master’s program at Providence College.

We selected Mr. Cannon to serve on our Board due to his extensive experience in working with hospitals and oncologists and his world class expertise in clinical trials. Mr. Cannon also serves on our audit committee and as chairman of our compensation committee.

Franklyn G. Prendergast, M.D., Ph.D.

Franklyn G. Prendergast, M.D., Ph.D., is a member of our Board and is the Emeritus Edmond and Marion Guggenheim Professor of Biochemistry and Molecular Biology and Emeritus Professor of Molecular Pharmacology and Experimental Therapeutics at Mayo Medical School and the director of the Mayo Clinic Center for Individualized Medicine. From 1994 to 2006, he served as a director of Mayo Clinic Cancer Center. He also previously held several other teaching positions at the Mayo Medical School from 1975 through 2014. Dr. Prendergast has served for the National Institute of Health on numerous study section review groups; as a charter member of the Board of Advisors for the Division of Research Grants, now the Center for Scientific Review; the National Advisory General Medical Sciences Council; and the Board of Scientific Advisors of the National Cancer Institute. He held a Presidential Commission for service on the National Cancer Advisory Board. Dr. Prendergast also has served in numerous other advisory roles for the National Institute of Health and the National Research Council of the National Academy of Sciences, and he is a member of the board of directors of the Translational Genomics Research Institute and the Infectious Disease Research Institute (IDRI). Dr. Prendergast has served on the board of directors of Eli Lilly & Co. since 1995 and is a member of the board’s science and technology and public policy and compliance committees. He also currently serves on the board of directors for DemeRx, Inc., a private, biotechnology drug development company, and Ativa Medical Corporation, a private, diagnostic technology company. Dr. Prendergast obtained his medical degree with honors from the University of West Indies and attended Oxford University as a Rhodes Scholar, earning an M.A. degree in physiology. He obtained his Ph.D. in Biochemistry at the University of Minnesota.

We selected Dr. Prendergast to serve on our Board due to his extensive experience and expertise as a medical clinician, researcher and academician, particularly, in the areas of oncology and personalized medicine, developed through his roles with Mayo Clinic, including serving as director of the Mayo Clinic Cancer Center and the Mayo Clinic Center for Individualized Medicine. Dr. Prendergast also serves on our audit and compensation committees, and serves as chairman of our nominating committee.

Michael J. Welsh, M.D.

Dr. Welsh is a member of our Board and is a Howard Hughes Medical Institute Investigator, a position he has held since 1989. He is a Professor and the Roy J. Carver Biomedical Research Chair in Internal Medicine and Molecular Physiology and Biophysics at the University of Iowa, a position he has held since 1987. He is also Director of the Cystic Fibrosis Research Center and Director of the Pappajohn Biomedical Institute. Dr. Welsh was elected to the Institute of Medicine in 1997, the American Academy of Arts and Sciences in 1998, and the National Academy of Sciences in 2000. Dr. Welsh has co-founded two companies, Exemplar Genetics, which was purchased by Intrexon Corporation (NYSE: XON) in January 2015, and Emmyon, Inc., a privately-held biotechnology company. Dr. Welsh received his MD and internal medicine training at the University of Iowa and trained in pulmonary medicine and research at the University of California at San Francisco and the University of Texas in Houston.

We selected Dr. Welsh to serve on our Board due to his extensive experience as a leading researcher in biomedical engineering. Dr. Welsh also serves on our compensation and nominating committees.

Geoffrey Harris

Geoffrey Harris is a member of our Board and is a managing partner of c7 Advisors (a money management and healthcare advisory firm). From 2011 to 2014 he served as a managing director and co-head of the healthcare investment banking group at Cantor Fitzgerald, and from 2009-2011, he held a similar position at Gleacher & Company. Mr. Harris is also currently on the board of directors of GoNow Doctors (Nasdaq:ANCI), a healthcare services company, MYnd Analytics (Nasdaq: CNSO), a data analysis company focused on improving mental health care, Amperic, Inc., a privately-held technology company, and PointRight Inc., a privately-held software company. Mr. Harris graduated from MIT’s Sloan School of Management with an MS in Finance Management.

We selected Mr. Harris to serve on our Board due to his experience and leadership in healthcare advisory and policy research positions. Mr. Harris also serves as the chairman of our audit committee.

Howard McLeod

Dr. McLeod is a member of our Board and is the Medical Director of the DeBartolo Family Personalized Medicine Institute at the Moffitt Cancer Center, and as a Senior Member of the Moffitt Cancer Center’s Division of Population Sciences. He joined Moffitt Cancer Center in September 2013, after having served as a Founding Director of the University of North Carolina Institute for Pharmacogenomics and Individualized Therapy since 2006. Dr. McLeod also held the prestigious title of Fred Eshelman Distinguished Professor at the UNC Eshelman School of Pharmacy from 2006 to 2013. Dr. McLeod has published over 500 peer-reviewed papers on pharmacogenomics, applied therapeutics and clinical pharmacology. He had served as Chief Scientific Advisor and a member of the board of directors of Gentris Corporation before its acquisition by the Company in July 2014 and has served since July 2014 on the Company’s Scientific Advisory Board.

We selected Dr. McLeod to serve on our Board due to his vast experience in individualized medical treatment, including his leading research in pharmacogenomics along with his experience as a board member of Gentris. Dr. McLeod also serves on our nominating committee.

Executive Officers

The following table sets forth certain information regarding our current executive officers:

Name of Individual	Age	Position and Office
Panna L. Sharma	45	President and Chief Executive Officer
Edward J. Sitar	55	Chief Financial Officer, Secretary and Treasurer
Jane Houldsworth, Ph.D.	57	Vice President, Research and Development
Rita Shaknovich, M.D., Ph.D.	48	Medical Director, Vice President, Hematopathology Services

Panna L. Sharma

For Mr. Sharma’s biography, please see the section above entitled “Directors.”

Edward J. Sitar

On April 1, 2014, Edward J. Sitar was appointed as our Chief Financial Officer. Prior to joining us in March 2014, from January 2013 to December 2013, Mr. Sitar served as Chief Financial Officer-New Business of Healthagen, an Aetna company. Prior to Healthagen, from August 2010 to January 2013, Mr. Sitar served as Executive Vice President and Chief Financial Officer of ActiveHealth Management, Inc., an Aetna company. From April 2001 to May 2010, he served as Executive Vice President and Chief Financial Officer of Cadent Holdings, Inc., a privately-held company that provided three-dimensional digital scanning services for dentists and orthodontists. From August 1998 to April 2001, Mr. Sitar served as Chief Financial Officer and Treasurer of MIM Corporation, now BioScrip, Inc., a publicly traded specialty pharmaceutical and pharmacy benefit management service provider. From May 1996 to August 1998, Mr. Sitar was the Vice President of Finance for Vital Signs, Inc., a publicly traded manufacturer and distributor of single use medical products. From June 1993 to April 1996, Mr. Sitar was the Controller of Zenith. From 1982 through July 1993, he was with Coopers & Lybrand, a public accounting firm. He holds a B.S. in accounting from the University of Scranton and is licensed as a Certified Public Accountant in New Jersey.

Jane Houldsworth, Ph.D.

Dr. Houldsworth joined us in 2007 as head of Research and Development and was promoted to Vice President of Research and Development in June 2011. From 2007 to June 2011, Dr. Houldsworth also served as a consultant to Memorial Sloan-Kettering Cancer Center. She has a long-standing interest in the biology and genetics of lymphoma and male germ cell tumors, with over 20 years’ experience in translational research. Dr. Houldsworth is a co-inventor on four issued patents. These patents relate to methods using a panel for detecting and differentiating renal cortical neoplasms and a tool for diagnosing and prognosing mature B-cell neoplasms. Dr. Houldsworth has published 15 book chapters and more than 50 peer-reviewed papers and is a reviewer for several scientific journals. She actively consults on academic research projects and is an active member of the American Society of Hematology and the American Association for Cancer Research. Dr. Houldsworth has been awarded several grants from the National Institutes of Health, the Lance Armstrong Foundation and other private foundations. In 2005, Dr. Houldsworth attained a New York State Certificate of Qualification as a laboratory director for oncology, molecular and cellular tumor markers. Prior to joining us in 2007, she was an Associate Attending Geneticist and an Associate Laboratory Member at the Memorial Sloan-Kettering Cancer Center in Dr. Chaganti’s laboratory. Dr. Houldsworth has a Ph.D. in Biochemistry from University of Queensland, Australia and received post-doctoral training in Molecular Biology at the California Institute of Technology, Pasadena.

Rita Shaknovich, M.D., Ph.D.

On July 1, 2015, Dr. Rita Shaknovich was appointed as our Medical Director and Vice President of Hematopathology Services. Dr. Shaknovich is a physician scientist and prior to joining the Company she was an Assistant Professor at Weill Cornell Medical College from April 2008 to June 2015. Her laboratory in Weill Cornell Medical College studied epigenetic mechanisms of gene regulation during normal B cell development and epigenetic changes that contribute to neoplastic transformation. Her research was funded by such agencies as NIH, STARR Cancer Consortium, Leukemia and Lymphoma Foundation and Lymphoma Research Foundation. Her lab used genome-wide approaches to profile genome, transcriptome and methylome of B cells at different stages of development and of different subtypes of Lymphomas in order to identify novel epigenetic mechanisms of neoplastic transformation. Prior to Weill Cornell Medical College, from August 2004 to April 2008, she was an Assistant Professor at Albert Einstein College of Medicine. She received her MD and PhD degrees from the Medical Scientist training program in Mount Sinai School of Medicine in New York, after which she completed clinical training in Anatomic Pathology specializing in Hematopathology and finished her post-doctoral training in the laboratory of Dr. Ari Melnick in Weill Cornell Medical College. Dr. Shaknovich’s PhD work and her postdoctoral training focused on pathobiology of hematologic malignancies.

There are no family relationships among any of our directors and executive officers.

Key Consultants

Dr. Wang

Dr. Lan Wang is a key consultant and serves as the medical director for our New Jersey reference laboratory. Upon joining us, Dr. Wang monitored the set-up of our New Jersey laboratory. Our New Jersey laboratory has grown significantly since Dr. Wang’s arrival, both in volume and testing. She assisted in maturing our focus to become a full-service laboratory that targets hematological oncologists and pathologists. As Medical Director, Dr. Wang is responsible for supervising all compliance and operational aspects of our New Jersey reference laboratory, including order testing for summation cases based on clinical information, reflex testing based on results, interpreting and diagnosing all flow and surgical specimens, summation reporting, performing internal and external correlation studies, reviewing and approving all standard operating procedures and reviewing and approving all validations.

Dr. Wang began working with us in 2007. Her career focus is in diagnostic hematopathology, centered on lymphomas and leukemias. In 1999, Dr. Wang joined as a clinical fellow at Harvard Medical School. She received residency training in anatomical and clinical pathology from 1999 to 2003 at Massachusetts General Hospital. From 2003 to 2004, Dr. Wang finished her fellowship training in hematopathology with Dr. Nancy L. Harris at Massachusetts General Hospital. From 2004 to date, Dr. Wang has held the position of staff pathologist and hematophathologist and serves as a cancer liaison physician at Chilton Memorial Hospital in New Jersey.

Dr. Wang is an active member of the Society of Hematopathology, the United States and Canadian Academies of Pathology and the College of American Pathologists. Her work has been published in numerous peer-reviewed publications. Dr. Wang is certified by the American Board of Pathology in anatomical and clinical pathology, as well as hematopathology. In New Jersey, Dr. Wang holds a medical license and bioanalytical laboratory director license from the board of medical examiners. She also has a certificate of qualification from New York State as a laboratory director in histopathology, cytopathology, hematology, immunohematology, oncology-molecular and cellular tumor markers, and cellular immunology-malignant leukocyte immunophenotyping.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive, officers, and persons who are beneficial owners of more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon the Company’s review of copies of Forms 3, 4 and 5 furnished to the Company, the Company believes that all of its directors, executive officers and any other applicable stockholders timely filed all reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2015, except that (1) a Form 3 was filed three days late on June 11, 2015 on behalf of Steven Hepburn, our former Vice President of Biopharma Marketing, (2) an amendment to Form 4 was filed on July 14, 2015, on behalf of Mr. Hepburn to reflect that 15,000 stock options to purchase shares of our common stock had been inadvertently omitted from the Form 4 which was filed one day late on his behalf on June 11, 2015, and (3) a Form 4 was filed one day late on July 13, 2015 on behalf of Dr. Rita Shaknovich, our Medical Director and Vice President of Hematopathology Services.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. The purpose of the Code of Business Conduct and Ethics is to deter wrongdoing and to provide guidance to the Company’s directors, officers and employees to help them recognize and deal with ethical issues, to provide mechanisms to report unethical or illegal conduct and to contribute positively to the Company’s culture of honesty and accountability. Our Code of Business Conduct and Ethics is publicly available on our website at www.cancergenetics.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver from a provision of the Code of Business Conduct and Ethics to our directors or executive officers, we will disclose the nature of such amendments or waiver on our website or in a current report on Form 8-K.

Audit Committee

The Board has established an Audit Committee currently consisting of Mr. Harris, Mr. Cannon and Dr. Prendergast. The Audit Committee’s primary functions are to oversee and review: the integrity of the Company’s financial statements and other financial information furnished by the Company, the Company’s compliance with legal and regulatory requirements, the Company’s systems of internal accounting and financial controls, the independent auditor’s engagement, qualifications, performance, compensation and independence, related party transactions, and compliance with the Company’s Code of Business Conduct and Ethics.

Each member of the Audit Committee is “independent” as that term is defined under the applicable rules of the Securities and Exchange Commission (the “SEC”) and the applicable rules of The NASDAQ Stock Market. The Board has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Committee. The Board determined that Mr. Harris is an “audit committee financial expert,” as defined under the applicable rules of the SEC and the applicable rules of The NASDAQ Stock Market. The Audit Committee met 5 times during 2015. Our Board has adopted an Audit Committee Charter, which is available for viewing at www.cancergenetics.com.

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows the compensation awarded to or earned by each person serving as the Company’s principal executive officer during fiscal year 2015, the Company’s two most highly compensated executive officers who were serving as executive officers as of December 31, 2015 and up to two additional individuals for whom disclosure would have been provided but for the fact that such individuals were not serving as an executive officer as of December 31, 2015. The persons listed in the following table are referred to herein as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Panna L. Sharma	2015	$473,037	$50,000	$—	$—	$5,788	(2)	$528,825
Chief Executive Officer and President	2014	$400,000	$200,000	$1,215,000	$924,842	$4,248	(2)	$2,744,090

Edward J. Sitar	2015	$285,000	$28,600	$—	$—	$2,037	(4)	$315,637
Chief Financial Officer (3)	2014	$195,310	$65,000	$117,000	$967,443	$—		$1,344,753

Jane Houldsworth	2015	$275,192	$26,500	$—	$—	$1,109	(5)	$302,801
Vice President Research and Development	2014	$238,325	$59,557	$—	$36,994	$—		$334,876
______________________

(1)
Represents the aggregate grant date fair value for grants made in 2015 and 2014 computed in accordance with FASB ASC Topic 718. Unlike the calculations contained in the Company’s financial statements, this calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that the executive will perform the requisite service for the award to vest in full. The assumptions used in valuing options are described in note 11 to the Company’s financial statements included in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2016.

(2)	Consists of $5,788 for life insurance benefits and Health Savings Account contributions in 2015 and $4,248 for life insurance benefits for 2014.

(3)	Mr. Sitar joined our Company in March 2014 and was appointed as our Chief Financial Officer effective April 1, 2014.

(4)	Consists of $2,037 for life insurance benefits and Health Savings Account contributions in 2015.

(5)	Consists of $1,109 for life insurance benefits in 2015.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

The material terms of each named executive officer’s employment agreement or arrangement are described below.

Panna L. Sharma

We entered into an employment agreement as of December 28, 2011, effective as of April 1, 2010 (“CEO Agreement”), with Panna L. Sharma in connection with his appointment as our Chief Executive Officer and President. The CEO Agreement provides for, among other things: (i) an annual base salary of $350,000, or such greater amount as may be determined by the board, (ii) eligibility for an annual cash bonus of up to 50% of base salary, and (iii) the following post-termination benefits: (a) any performance bonus plan, then in effect, pro rata for his period of actual employment during the year, payable at the regular bonus payment time but only if other employees are then paid their bonus amounts, and continuation of medical/dental, disability and life benefits for a period of six months following termination of employment and (b) monthly payments equal to his base salary immediately prior to such termination for a period of twelve months in the event his employment is terminated without “cause” or Mr. Sharma resigns for “good reason” not in connection with a “change of control” or in the event his employment is terminated due to injury, illness or disability, or (c) a lump sum payment equal to eighteen months of his then base salary plus an amount equal to the prior year bonus in the event his employment is terminated for any reason within twelve months following a change of control. The CEO Agreement further provides that Mr. Sharma will not engage in competitive activity, as set forth in the CEO Agreement, for a period of twelve months following termination of employment for any reason. The CEO Agreement had an initial term through April 30, 2012, and automatically renews for additional one-year terms.

On October 10, 2013, the Compensation Committee increased Mr. Sharma’s annual base salary to $400,000, effective immediately, and granted Mr. Sharma an option to purchase 200,000 shares of our common stock, at an exercise price of $15.39 per share pursuant and subject to the terms of our Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”). The option vests over a period of five years from the grant date in sixty equal monthly installments commencing one month from the grant date subject to acceleration upon the achievement of certain milestones. In December 2014, the Compensation Committee, based on the achievement of such milestones, approved the accelerated vesting of such restricted shares.

On December 11, 2014, the Compensation Committee granted Mr. Sharma an option to purchase 250,000 shares of our common stock, at an exercise price of $6.30 per share pursuant and subject to the terms of our 2011 Plan, as amended. Twenty percent of such options vested immediately and the remaining 80% will vest in equal monthly installments over the next four years commencing on the one month anniversary of the initial grant over a 48-month period. In addition, we granted 100,000 restricted shares of common stock to Mr. Sharma. Twenty percent of such restricted shares vested immediately and the remaining 80% will vest in equal monthly installments over the next four years commencing on the one month anniversary of the initial grant over a 48-month period. On June 25, 2015, the Compensation Committee increased Mr. Sharma’s annual base salary to $500,000, effective June 1, 2015.

Edward J. Sitar

On April 1, 2014, Edward J. Sitar was named Chief Financial Officer. We entered into an employment agreement effective as of April 1, 2014 (“Sitar Agreement”) with Mr. Sitar. The Sitar Agreement provides for, among other things: (i) an annual base salary of $260,000 or such greater amount as may be determined by the Board, (ii) eligibility for an annual cash bonus of up to 33.33% of base salary, (iii) a grant of stock options under the 2011 Plan to purchase 90,000 shares of our common stock at $17.62 per share, vesting over a period of five years from the grant date in twenty equal quarterly installments commencing on July 17, 2014, and (iv) a grant of 10,000 shares of restricted stock under the 2011 Plan, vesting over three years. The Sitar Agreement also provides for the following post-termination benefits: (a) any performance bonus plan then in effect will be paid pro rata for his period of actual employment during the year but only if other employees are then paid their bonus amounts, (b) continuation of medical/dental, disability and life benefits for a period of six (6) months following termination of employment, and (c) continuation of his base salary immediately prior to such termination for a period of (i) six (6) months in the event his employment was terminated without “cause” or Mr. Sitar resigned for “good reason”, (ii) ninety (90) days following his death, or (iii) twelve (12) months in the event his employment was terminated due to disability; provided, however, that if his employment is terminated for any reason within twelve (12) months following a “change of control”, he shall receive a lump sum payment equal to twelve (12) months base salary plus an amount equal to his prior year bonus. The Sitar Agreement further provides that Mr. Sitar will not engage in competitive activity, as set forth in the Sitar Agreement, for a period of twelve months following termination of employment. The Sitar Agreement has an initial term through April 1, 2015, and automatically renews for additional one-year terms.

On December 11, 2014, the Compensation Committee granted Mr. Sitar an option to purchase 90,000 shares of our common stock, at an exercise price of $6.30 per share pursuant and subject to the terms of our 2011 Plan, as amended. Twenty percent of such options vest immediately and the remaining 80% will vest in equal monthly installments over the next four years commencing on the one month anniversary of the initial grant over a 48-month period. On June 25, 2015, the Compensation Committee increased Mr. Sitar’s annual base salary to $286,000, effective June 1, 2015.

Jane Houldsworth, Ph.D.

We entered into an employment agreement with Dr. Houldsworth effective as of January 1, 2012 (“VP Agreement”). The VP Agreement provides for, among other things: (i) an annual base salary of $200,000, or such greater amount as may be determined by the Board, (ii) eligibility for an annual cash bonus of up to 25% of base salary, and (iii) the following post-termination benefits: (a) any performance bonus plan, then in effect, pro rata for her period of actual employment during the year, payable at the regular bonus payment time but only if other employees are then paid their bonus amounts, and continuation of medical/dental, disability and life benefits for a period of six months following termination of employment and (b) monthly payments equal to her base salary immediately prior to such termination for a period of six months in the event her employment is terminated without “cause” or Dr. Houldsworth resigns for “good reason” not in connection with a “change of control”, (c) monthly payments equal to her base salary immediately prior to such termination for a period of twelve months in the event her employment is terminated due to illness, injury or disability or (d) a lump sum payment equal to twelve months of her then base salary plus an amount equal to the prior year bonus in the event her employment is terminated for any reason within twelve months following a change of control. The VP Agreement further provides that Dr. Houldsworth will not engage in competitive activity, as set forth in the VP Agreement, for a period of twelve months following termination of employment for “cause” or due to illness, injury or disability or for a period of six months following termination of employment without “cause” or resignation for “good reason” or without “good reason”. The VP Agreement has an initial term of January 1, 2012 through December 31, 2012, and automatically renews for additional one-year terms.

On December 11, 2014, we increased Dr. Houldsworth’s annual base salary to $265,000 and we granted Dr. Houldsworth options to purchase 10,000 shares of our common stock at an exercise price of $6.30 per share.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information, on an award-by-award basis, concerning unexercised options to purchase common stock, restricted shares of common stock and common stock that has not yet vested for each named executive officer and outstanding as of December 31, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END - 2015
	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Restricted Shares That Have Not Vested (#)		Market Value of Restricted Shares That Have Not Vested ($)
Panna L. Sharma	152,000	(1)	—	(1)	$10.00	3/31/2020	—		$—
	86,666	(2)	113,334	(2)	$15.39	10/10/2023	—		$—
	100,000	(3)	150,000	(3)	$6.30	12/11/2024	—		$—
							60,000	(4)	$198,000

Edward J. Sitar	31,500	(5)	58,500	(5)	$17.38	3/17/2024	—		$—
	36,000	(6)	54,000	(6)	$6.30	12/11/2024	—		$—
							6,667	(7)	$22,001

Jane Houldsworth	16,200	(8)	—	(8)	$4.80	1/19/2020	—		$—
	4,333	(9)	5,667	(9)	$15.39	10/10/2023	—		$—
	4,000	(10)	6,000	(10)	$6.30	12/11/2024	—		$—
______________________

(1)	14,400 options vested immediately on the grant date, April 1, 2010. The remaining options vested in 60 equal monthly installments of 2,293 options commencing one month after the grant date.

(2)	Options vest in 60 equal monthly installments of 3,333 options commencing one month after the grant date, subject to acceleration upon the achievement of certain milestones.

(3)	50,000 options vested immediately on the grant date, December 11, 2014. The remaining options vest in 48 equal monthly installments of 4,167 options commencing one month after the grant date.

(4)	Restricted shares vest in 48 equal monthly installments of 1,667 shares commencing January 11, 2015.

(5)	9,000 options vested on September 17, 2014. The remaining options vest in 18 equal quarterly installments of 4,500 options commencing December 17, 2014.

(6)	18,000 options vested immediately on the grant date, December 11, 2014. The remaining options vest in 48 equal monthly installments of 1,500 options commencing one month after the grant date.

(7)	Restricted shares vest evenly in three annual installments of 3,333, commencing March 17, 2015.

(8)
2,400 options vested immediately on the grant date, January 19, 2010. 2,760 options, which represent 20% of the remaining options, vested on the one-year anniversary of the grant date. The remaining options vested in 48 equal monthly installments of 230 options commencing one month following the one-year anniversary of the grant date.

(9)
20% of the options vest on the one-year anniversary of the grant date. The remaining options vest in 48 equal monthly installments of 167 options commencing one month following the one-year anniversary of the grant date.

(10)	2,000 options vested immediately on the grant date, December 11, 2014. The remaining options vest in 48 equal monthly installments of 167 options commencing one month after the grant date.

COMPENSATION OF DIRECTORS

Non-Employee Director Compensation Policy

On October 10, 2013, our Directors adopted a compensation policy for our non-employee directors. This policy originally did not apply to non-employee directors who are compensated pursuant to the terms of a separate consulting agreement. Mr. Pappajohn and Dr. Chaganti were compensated pursuant the consulting agreements described below in lieu of any compensation pursuant to this policy. In October 2015, the Board amended our policy to apply to all non-employee directors, including Mr. Pappajohn and Dr. Chaganti. This policy provides for the following cash compensation to our non-employee directors:

•	each non-employee director (other than our chairman and our director who serves as a consultant) will receive an annual base fee of $15,000;

•	our chairman of the board receives an annual fee of $100,000 and the chairman of our audit committee will receive an annual fee of $10,000; and

•	other audit committee members and compensation committee members receive an annual fee of $2,500.

This policy as amended in October 2015 provides for the following equity compensation to our non-employee directors at each annual meeting:

•	each non-employee director will receive annual restricted stock awards of 2,500 shares of our common stock (amended from 5,000 shares every other year); and

•	each non-employee director will receive annual option grants to purchase 10,000 shares of our common stock.

The restricted stock awards and option grants will each vest in two equal annual installments unless otherwise specified. On May 14, 2015, we granted each of Dr. Prendergast, Mr. Cannon, Dr. Welsh, Mr. Harris and Dr. McLeod options to purchase 10,000 shares of our common stock at an exercise price of $10.74 and we granted each of Mr. Harris and Dr. McLeod 5,000 restricted shares of common stock. On October 14, 2015, we granted each of Mr. Pappajohn and Dr. Chaganti options to purchase 10,000 shares of our common stock at an exercise price of $7.80 and 2,500 restricted shares of common stock, in which the restricted stock awards will vest on the one-year anniversary of the grant date.

All cash fees under the director compensation policy are paid on a quarterly basis and no per meeting fees are paid. We also reimburse non-employee directors for reasonable expenses incurred in connection with attending Board and committee meetings.

Consulting Agreements

Certain non-employee directors entered into consulting agreements with us, as described below, pursuant to which they receive cash compensation and equity for consulting services.

John Pappajohn

Effective on January 6, 2014, our Board appointed John Pappajohn to serve as the chairman of the Board, a position previously held by Dr. Raju S.K. Chaganti. As compensation for serving as the chairman of the Board, we pay Mr. Pappajohn $100,000 per year and grant to Mr. Pappajohn, 25,000 restricted shares of the Company’s common stock, and options to purchase an aggregate of 100,000 shares of the Company’s common stock. The options will have a term of ten years from the date on which they are granted. The restricted stock and the options each vest in two equal installments on the one year anniversary and the two year anniversary of the date on which Mr. Pappajohn became the chairman of the Board. The exercise price of the options is $13.98.

Raju S.K. Chaganti, Ph.D.

On September 15, 2010, we entered into a three-year consulting agreement with Dr. Raju Chaganti, our chairman, pursuant to which Dr. Chaganti provides us with consulting and technical support services in connection with our technical and business affairs, including oversight of our clinical diagnostic laboratory. In September 2013, we extended this agreement until December 31, 2013. In consideration for Dr. Chaganti’s services, we pay Dr. Chaganti $5,000 per month and he received an option to purchase 60,000 shares of our common stock at a purchase price of $25.00 per share in connection with his execution of the consulting agreement. Such option vests in 12 quarterly installments of 5,000 shares commencing on October 1, 2010. Pursuant to his consulting agreement, Dr. Chaganti also assigned to us all rights to any inventions which he may invent during the course of rendering consulting services to us. In exchange for this assignment, if the U.S. Patent and Trademark Office issues a patent for an invention on which Dr. Raju Chaganti is listed as an inventor, we agreed to pay Dr. Chaganti (i) a one-time payment of $50,000 and (ii) 1% of the net revenues we receive from any licensed sales of the invention.

On February 19, 2014, we entered into a new, three-year consulting agreement with Dr. Chaganti, pursuant to which Dr. Chaganti provides us with consulting and technical support services in connection with our technical and business affairs, including oversight of our clinical diagnostic laboratory. In consideration for Dr. Chaganti’s services, we continue to pay Dr. Chaganti $5,000 per month. In addition, he received an option to purchase 200,000 shares of our common stock at a purchase price of $15.89 per share in connection with his execution of the consulting agreement. Such option vests in 16 quarterly installments of 12,500 shares commencing on April 1, 2014. Pursuant to his consulting agreement, we have continued the arrangement where Dr. Chaganti assigned to us all rights to any inventions which he may invent during the course of rendering consulting services to us. In exchange for this assignment, if the U.S. Patent and Trademark Office issues a patent for an invention on which Dr. Raju Chaganti is listed as an inventor, we agreed to pay Dr. Chaganti (i) a one-time payment of $50,000 and (ii) 1% of the net revenues we receive from any licensed sales of the invention for the life of the patent. As of December 31, 2015, we accrued $50,000 for one patent that was issued where Dr. Chaganti was listed as an inventor, which was paid in February 2016.

Except as set forth in the table below, the non-employee directors did not receive any cash or equity compensation during 2015.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
John Pappajohn	$100,000	$19,500	$39,164	$120,000	(2)	$278,664
Raju S.K. Chaganti, Ph.D.	$—	$19,500	$39,164	$210,000	(3)	$268,664
Edmund Cannon	$10,000	$—	$54,035	$—		$64,035
Franklyn G. Prendergast, M.D., Ph.D.	$10,000	$—	$54,035	$—		$64,035
Geoffrey Harris	$20,000	$53,700	$54,035	$—		$127,735
Howard McLeod	$10,000	$53,700	$54,035	$18,750	(4)	$136,485
Michael Welsh, M.D.	$10,000	$—	$54,035	$—		$64,035
______________________

(1)
Represents the aggregate grant date fair value for grants made in 2015 computed in accordance with FASB ASC Topic 718. Unlike the calculations contained in the Company’s financial statements, this calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that the executive will perform the requisite service for the award to vest in full. The assumptions used in valuing options are described in note 11 to the Company’s financial statements included in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2016.

(2)
In April 2014, we entered into a consulting agreement with Equity Dynamics, Inc. (“EDI”), an entity controlled by John Pappajohn, pursuant to which the Company pays EDI a monthly fee of $10,000 plus expenses for such consulting services.

(3)
Paid in accordance with the consulting agreement referred to above, pursuant to which Dr. Chaganti (i) received a $150,000 payment for three patents approved in 2014, and (ii) receives a monthly fee of $5,000.

(4)	Paid for services on the Company’s scientific advisory board.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of three non-employee, independent directors: Mr. Cannon, Dr. Prendergast and Dr. Welsh. No member of the Compensation Committee is or was formerly an officer or an employee of the Company or had any related person transaction required to be disclosed in which the Company was a participant during the last fiscal year. In addition, no executive officer of the Company serves on the compensation committee or board of directors of a company for which any of the Company’s directors serve as an executive officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 31, 2016 with respect to the beneficial ownership of common stock of the Company by the following: (i) each of the Company’s current directors; (ii) each of the named executive officers; (iii) the current executive officers; (iv) all of the current executive officers and directors as a group; and (v) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of the Company’s common stock.

For purposes of the following table, beneficial ownership is determined in accordance with the applicable SEC rules and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of the Company’s common stock issuable under options that are exercisable on or within 60 days after March 31, 2016 (“Presently Exercisable Options”) are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the common stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the common stock beneficially owned by any other person or entity.

The percentage of the common stock beneficially owned by each person or entity named in the following table is based on 13,652,274 shares of common stock issued and outstanding as of March 31, 2016 plus any shares issuable upon exercise of Presently Exercisable Options held by such person or entity.

Name and Address of Beneficial Owner*	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
Named Executive Officers, Executive Officers and Directors:
Panna Sharma	528,666	(1)	3.8%
Jane Houldsworth, Ph.D.	38,156	(2)	**
Edward J. Sitar	102,000	(3)	**
Raju S.K. Chaganti, Ph.D.	606,394	(4)	4.4%
Edmund Cannon	50,894	(5)	**
John Pappajohn	2,570,181	(6)	17.8%
Dr. Franklyn Prendergast, M.D., Ph.D.	38,000	(7)	**
Michael J. Welsh, M.D.	20,040	(8)	**
Geoffrey Harris	17,500	(9)	**
Howard McLeod	13,500	(9)	**
Rita Shaknovich, M.D., Ph.D.	5,000	(10)	**
All current executive officers and directors as a group (11 persons)	3,990,331		26.1%
5% Stockholder
SWK Holdings Corporation (11)	736,076		5.4%
______________________

(*)	Unless otherwise indicated, the address is c/o Cancer Genetics, Inc., 201 Route 17 North, 2nd Floor, Rutherford, New Jersey, 07070.

(**)	Less than 1%.

(1)
Includes 376,166 shares of common stock underlying options exercisable on or before May 30, 2016. Includes 55,000 shares of unvested restricted stock as of March 31, 2016. Excludes 225,834 shares of common stock underlying options that are not exercisable on or before May 30, 2016.

(2)
Includes 26,199 shares of common stock underlying options exercisable on or before May 30, 2016. Excludes 10,001 shares of common stock underlying options that are not exercisable on or before May 30, 2016.

(3)
Includes 79,500 shares of common stock underlying options exercisable on or before May 30, 2016. Also includes 3,334 shares of unvested restricted stock as of March 31, 2016. Includes 5,000 shares of common stock underlying warrants exercisable on or before May 30, 2016. Excludes 100,500 shares of common stock underlying options that are not exercisable on or before May 30, 2016.

(4)
Includes 248,500 shares of common stock underlying options held by Dr. Raju Chaganti exercisable on or before May 30, 2016. Also includes 2,500 shares of unvested restricted stock as of March 31, 2016. Also, includes 60,000 shares of common stock owned by Chaganti LLC, 97,826 shares of common stock owned by his wife, Dr. Seeta Chaganti, and 83,494 shares of common stock held by grantor retained annuity trusts of which Dr. Raju Chaganti and his wife are co-trustees and/or recipients. Excludes 97,500 shares of common stock underlying options held by Dr. Raju Chaganti not exercisable on or before May 30, 2016.

(5)	Includes 40,000 shares of common stock underlying options exercisable on or before May 30, 2016. Excludes 5,000 shares of common stock underlying options not exercisable on or before May 30, 2016.

(6)
Includes 200,000 shares of common stock owned by his wife. Includes 125,000 shares of common stock underlying options exercisable on or before May 30, 2016. Includes 668,392 shares of common stock underlying warrants exercisable on or before May 30, 2016. Also includes 2,500 shares of unvested restricted stock as of March 31, 2016. Excludes 10,000 shares of common stock underlying options that are not exercisable on or before May 30, 2016. Excludes 100,000 shares of common stock underlying warrants that are not exercisable on or before May 30, 2016 due to certain limitations.

(7)
Includes 33,000 shares of common stock underlying options exercisable on or before May 30, 2016. Excludes 5,000 shares of common stock underlying options that are not exercisable on or before May 30, 2016.

(8)
Includes 15,000 shares of common stock underlying options exercisable on or before May 30, 2016. Also includes 2,500 shares of unvested restricted stock as of March 31, 2016. Excludes 5,000 shares of common stock underlying options that are not exercisable on or before May 30, 2016.

(9)
Includes 7,500 shares of common stock underlying options exercisable on or before May 30, 2016. Also includes 5,000 shares of unvested restricted stock as of March 31, 2016. Excludes 7,500 shares of common stock underlying options that are not exercisable on or before May 30, 2016.

(10)
Includes 2,000 shares of common stock underlying options exercisable on or before May 30, 2016. Also includes 3,000 shares of unvested restricted stock as of March 31, 2016. Excludes 10,000 shares of common stock underlying options that are not exercisable on or before May 30, 2016. Ms. Shaknovich was appointed as our Medical Director and Vice President of Hematopathology Services in July 2015.

(11)
All information regarding SWK Holdings Corporation is based on information disclosed in a statement on Schedule 13G filed with the SEC on October 19, 2015. The address for SWK Holdings Corporation is 14755 Preston Road, Suite 105, Dallas, Texas 75254.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2015, certain information related to the Company’s equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	1,924,929	$10.56	964,253 (3)
Equity compensation plans not approved by security holders (4)	36,000	$10.00	—
Total	1,960,929	$10.55	964,253
______________________

(1)	Does not include any restricted stock as such shares are already reflected in our outstanding shares.

(2)	Consists of the Company’s 2008 Stock Option Plan (the “2008 Plan”) and the 2011 Plan.

(3)	Includes securities available for future issuance under the 2008 Plan and the 2011 Plan.

(4)	These options were issued to one of our current board members in connection with consulting services.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than compensation arrangements for named executive officers and directors, we describe below each transaction and series of similar transactions, since the beginning of fiscal year 2015, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•
any of our directors, nominees for director, executive officers or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Compensation arrangements for our named executive officers and directors are described in the section entitled “Executive Compensation.”

Equity Dynamics

Beginning in August 2010, Equity Dynamics, Inc. (“EDI”), a financial consulting entity that was founded by John Pappajohn, began providing financial consulting services to us pursuant to a consulting agreement. The consulting agreement was terminated effective March 31, 2014. Subsequently, we entered into a new consulting agreement EDI effective April 1, 2014 pursuant to which we continue to pay EDI a monthly fee of $10,000 plus expenses for such consulting services. We may terminate our consulting arrangement with EDI upon 30 days written notice.

2015 Offering

On November 12, 2015, we closed a public offering of 3,000,000 shares of our common stock with five-year warrants to purchase 3,000,000 shares of our common stock at a combined price to the public of $4.00 (the “2015 Offering”). Each warrant has an exercise price of $5.00 per share (subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our common stock and also upon any distributions of assets, including cash, stock or other property to our stockholders), is exercisable upon issuance and will expire on November 12, 2020. John Pappajohn and Edward J. Sitar purchased securities for an aggregate price of $400,000 and $20,000, respectively, in the 2015 Offering.

Indemnification Agreements

We have entered into indemnification agreements with each of our current directors and executive officers. These agreements will require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. We also intend to enter into indemnification agreements with our future directors and executive officers.

Policies and Procedures for Related Party Transactions

We adopted a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock, any members of the immediate family of any of the foregoing persons and any firms, corporations or other entities in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest (collectively, “related parties”) are not permitted to enter into a transaction with us without the prior consent of our board of directors acting through the audit committee or, in certain circumstances, the chairman of the audit committee. Any request for us to enter into a transaction with a related party, in which such related party would have a direct or indirect interest in the transaction, must first be presented to our audit committee, or in certain circumstances the chairman of our audit committee, for review, consideration and approval. In approving or rejecting any such proposal, our audit committee is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, the extent of the benefits to us, the availability of other sources of comparable products or services and the extent of the related person’s interest in the transaction.

Director Independence

The Company is currently managed by an eight member Board. Each of Mr. Harris, Mr. Welsh, Mr. Cannon, Dr. Prendergast and Dr. McLeod is “independent” as that term is defined under the rules of The NASDAQ Stock Market.

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees for professional services rendered by RSM US LLP (formerly McGladrey LLP through October 25, 2015), our independent registered public accounting firm, for each of the last two fiscal years:

Fee Category	2015	2014
Audit Fees	$369,990	$212,434
Audit-Related Fees	$9,000	$—
Tax Fees	$24,190	$11,430
All Other Fees	$—	$—
Total Fees	$403,180	$223,864

Audit Fees

Represents fees for professional services provided in connection with the audit of the Company’s annual audited financial statements and reviews of the Company’s quarterly financial statements, advice on accounting matters directly related to the audit and audit services provided in connection with other statutory or regulatory filings. Audit fees also include fees for reviews of registration statements.

Audit-Related Fees

Fees related to assistance with acquisition due diligence.

Tax Fees

Tax fees are associated with tax compliance, tax advice, tax planning and tax preparation services.

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. The Audit Committee has established a policy regarding pre-approval of all auditing services and the terms thereof and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to the Company by the independent auditor. However, the pre-approval requirement may be waived with respect to the provision of non-audit services for the Company if the “de minimis” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

The Audit Committee has considered whether the provision of Audit-Related Fees, Tax Fees, and all other fees as described above is compatible with maintaining RSM US LLP’s independence and has determined that such services for fiscal years 2015 and 2014 were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

The Audit Committee is responsible for reviewing and discussing the audit financial statements with management, discussing with the independent registered public accountants the matters required by Auditing Standard No. 61 as adopted by the Public Company Accounting Oversight Board, receiving written disclosures from the independent registered public accountants required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accountants’ communications with the Audit Committee concerning independence and discussing with the independent registered public accountants their independence, and recommending to the Board that the audit financial statements be included in the Company’s Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements. The financial statements filed as part of this report are listed on the Index to the Consolidated Financial Statements.

(a)(2) Financial Statement Schedules. Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits. Reference is made to the Exhibit Index. The exhibits are included, or incorporated by reference, in this Amendment No. 1 on Form 10-K/A and are numbered in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cancer Genetics, Inc. (Registrant)

Date: April 28, 2016	/s/ Panna L. Sharma
Panna L. Sharma
President and Chief Executive Officer (Principal Executive Officer and duly authorized signatory)

Date: April 28, 2016	/s/ Edward J. Sitar
Edward J. Sitar
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act, this Amendment No. 1 on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Panna L. Sharma	President, Chief Executive Officer and Director	April 28, 2016
Panna L. Sharma	(Principal Executive Officer)

/s/ Edward J. Sitar	Chief Financial Officer	April 28, 2016
Edward J. Sitar	(Principal Financial Officer and Principal Accounting Officer)

*	Chairman of the Board of Directors	April 28, 2016
John Pappajohn

*	Director	April 28, 2016
Geoffrey Harris

*	Director	April 28, 2016
Edmund Cannon

*	Director	April 28, 2016
Howard McLeod

*	Director	April 28, 2016
Michael J. Welsh

*	Director	April 28, 2016
Raju S.K. Chaganti, Ph.D.

*	Director	April 28, 2016
Franklyn G. Prendergast, M.D., Ph.D.

* /s/ Edward J. Sitar
Edward J. Sitar, Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit No.	Description

24.1	Power of attorney (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2016).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

* Filed herewith.