Form 10-Q
period 2016-06-30
CANCER GENETICS, INC
filed 2016-08-09
CIK 1349929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 1, 2016, there were 16,120,094 shares of common stock, par value $0.0001 of Cancer Genetics, Inc. outstanding.

CANCER GENETICS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
Cancer Genetics, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except par value)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,552	$19,459
Accounts receivable, net of allowance for doubtful accounts	11,944	6,621
Other current assets	1,970	2,118
Total current assets	24,466	28,198
FIXED ASSETS, net of accumulated depreciation	5,372	6,069
OTHER ASSETS
Restricted cash	300	300
Patents and other intangible assets, net of accumulated amortization	1,639	1,727
Investment in joint venture	314	341
Goodwill	12,029	12,029
Other	115	220
Total other assets	14,397	14,617
Total Assets	$44,235	$48,884
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,632	$7,579
Obligations under capital leases, current portion	72	122
Deferred revenue	423	831
Bank term note, current portion	2,000	1,333
Total current liabilities	10,127	9,865
Obligations under capital leases	242	276
Deferred rent payable and other	306	315
Warrant liability	—	17
Deferred revenue, long-term	753	752
Bank term note	3,648	4,642
Total Liabilities	15,076	15,867
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 9,764 shares, $0.0001 par value, none issued	—	—
Common stock, authorized 100,000 shares, $0.0001 par value, 16,120 and 13,652 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	2	1
Additional paid-in capital	136,590	131,167
Accumulated (deficit)	(107,433)	(98,151)
Total Stockholders’ Equity	29,159	33,017
Total Liabilities and Stockholders’ Equity	$44,235	$48,884

See Notes to Unaudited Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$7,001	$4,185	$13,069	$8,555
Cost of revenues	4,285	3,097	8,388	6,239
Gross profit	2,716	1,088	4,681	2,316
Operating expenses:
Research and development	1,680	1,256	3,212	2,533
General and administrative	3,658	3,062	7,976	6,049
Sales and marketing	1,379	1,184	2,677	2,300
Total operating expenses	6,717	5,502	13,865	10,882
Loss from operations	(4,001)	(4,414)	(9,184)	(8,566)
Other income (expense):
Interest expense	(107)	(82)	(233)	(115)
Interest income	13	13	17	25
Change in fair value of acquisition note payable	67	(316)	101	(406)
Change in fair value of warrant liability	—	(181)	17	(196)
Total other (expense)	(27)	(566)	(98)	(692)
Net (loss)	$(4,028)	$(4,980)	$(9,282)	$(9,258)
Basic and Diluted Net (Loss) Per Share	$(0.28)	$(0.51)	$(0.66)	$(0.95)
Basic and Diluted Weighted-Average Shares Outstanding	14,538	9,715	14,042	9,709
See Notes to Unaudited Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(9,282)	$(9,258)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	1,016	680
Amortization	174	17
Provision for bad debts	—	216
Stock-based compensation	1,024	1,454
Change in fair value of acquisition note payable	(101)	406
Change in fair value of Gentris contingent consideration	—	(162)
Change in fair value of warrant liability	(17)	196
Amortization of debt issuance costs	6	2
Loss in equity method investment	27	405
Changes in:
Accounts receivable	(5,323)	(910)
Other current assets	148	(457)
Other non-current assets	(12)	(73)
Accounts payable, accrued expenses and deferred revenue	(253)	162
Deferred rent payable and other	(9)	(38)
Net cash (used in) operating activities	(12,602)	(7,360)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(319)	(257)
Decrease in restricted cash	—	6,000
Patent costs	(86)	(68)
Net cash provided by (used in) investing activities	(405)	5,675
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(84)	(29)
Payments for deferred equity offering costs	—	(86)
Proceeds from option exercises	—	23
Proceeds from offering of common stock, net of offering costs	4,517	—
Principal payments on bank term note	(333)	—
Payment of debt issuance costs	—	(33)
Net cash provided by (used in) financing activities	4,100	(125)
Net (decrease) in cash and cash equivalents	(8,907)	(1,810)
CASH AND CASH EQUIVALENTS
Beginning	19,459	25,554
Ending	$10,552	$23,744
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$202	$72

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

Liquidity and Going Concern

We believe that our current cash will support operations for at least the next 6 months. We are actively discussing opportunities for additional equity or debt financing, and we are taking steps to improve our operating cash flow. We can provide no assurances that our current actions will be successful or that any additional sources of financing will be available to us on favorable terms, if at all, when needed. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative, sales and marketing and research and development activities are forward-looking statements and involve risks and uncertainties.

The continuation of the Company as a going concern is dependent on the ability of the Company to obtain necessary debt and/or equity financing to continue operations. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The results of operations for the three and six months ended June 30, 2016 include the operations of Response Genetics, which accounted for approximately $2,044,000 and $4,207,000 of the Company’s consolidated revenue, respectively. The net loss of Response Genetics cannot be determined, as its operations are integrated with Cancer Genetics.

2016 Offering

On May 25, 2016, we sold 2,467,820 shares of common stock in a public offering and warrants to purchase 1,233,910 shares of common stock in a concurrent private placement. These offerings resulted in gross proceeds of $5 million. We sold 2,150,000 shares of common stock and warrants to purchase 1,075,000 shares of common stock to certain institutional investors at a combined offering price of $2.00 per common share, and our Chairman of the Board, John Pappajohn, purchased 317,820 shares of common stock and warrants to purchase 158,910 shares of common stock at a combined offering price of $2.2025 per common share. In addition, we issued warrants to purchase an aggregate of 123,391 shares of common stock to the placement agent. Subject to certain ownership limitations, the warrants will be initially exercisable commencing six months from the issuance date at an exercise price equal to $2.25 per share of common stock. The warrants are exercisable for five years from the initial exercise date. All references to the sales of common stock and warrants mentioned in this paragraph are referred to as the “2016 Offering.”

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

Note 2.     Revenue and Accounts Receivable

Revenue by service type for the three and six months ended June 30, 2016 and 2015 is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Biopharma Services	$4,219	$2,675	7,569	$6,006
Clinical Services	2,542	1,251	4,998	2,124
Discovery Services	240	259	502	425
	$7,001	$4,185	$13,069	$8,555

The table above includes approximately $619,000 of biopharma revenue and approximately $1,425,000 of clinical services revenue from our acquisition of Response Genetics for the three months ended June 30, 2016. The table above includes approximately $1,078,000 of biopharma revenue and approximately $3,129,000 of clinical services revenue from our acquisition of Response Genetics for the six months ended June 30, 2016.

Accounts receivable by service type at June 30, 2016 and December 31, 2015 consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Biopharma Services	$5,144	$3,238
Clinical Services	7,119	3,733
Discovery Services	345	314
Allowance for doubtful accounts	(664)	(664)
	$11,944	$6,621

At June 30, 2016, accounts receivable includes approximately $1,425,000 of unbilled revenue for clinical services provided by our location in California.

Allowance for Doubtful Accounts (in thousands)
Balance, December 31, 2015	$664
Additions to allowance for doubtful accounts	—
Balance, June 30, 2016	$664

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Medicare	12%	7%	13%	7%
Other insurers	17%	6%	19%	6%
Other healthcare facilities	7%	9%	6%	8%
	36%	22%	38%	21%

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

The top five test ordering sites during the three months ended June 30, 2016 and 2015 accounted for 40% and 61%, respectively, of our testing volumes, with 6% and 22%, respectively, of the volume coming from community hospitals. During the three months ended June 30, 2016, there were two biopharmaceutical companies which accounted for approximately 15% and 11% of our total revenue, respectively. During the three months ended June 30, 2015, there was one biopharmaceutical company which accounted for approximately 25% of our total revenue.

The top five test ordering sites during the six months ended June 30, 2016 and 2015 accounted for 38% and 66% respectively, of our testing volumes, with 7% and 23%, respectively, of the volume coming from community hospitals. During the six months ended June 30, 2016, there were two biopharmaceutical companies which accounted for approximately 13% and 11% of our total revenue, respectively. During the six months ended June 30, 2015, there were two biopharmaceutical companies which accounted for approximately 26% and 14% of our total revenue, respectively.

Note 3.     Earnings Per Share

For purposes of this calculation, stock warrants, outstanding stock options and unvested restricted shares are considered common stock equivalents using the treasury stock method, and are the only such equivalents outstanding. For all periods presented, all common stock equivalents outstanding were anti-dilutive.

The following table summarizes equivalent units outstanding that were excluded from the earnings per share calculation because their effects were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Common stock purchase warrants	5,632	1,117	5,632	1,117
Stock options	1,892	1,933	1,892	1,933
Restricted shares of common stock	84	123	84	123
	7,608	3,173	7,608	3,173

Note 4. Lease Commitments

We lease our laboratory, research facility and administrative office space under various operating leases. In June 2016, we amended the lease for our Los Angeles, California location. The term of the updated lease is 18 months, expires December 31, 2017, requires monthly payments of approximately $54,000 and reduces our facilities in this location to 19,100 square feet.

Minimum future lease payments under all capital and operating leases as of June 30, 2016 are as follows (in thousands):

	Capital Leases	Operating Leases	Total
2016 (remaining 6 months)	$48	$792	$840
2017	78	1,589	$1,667
2018	75	397	$472
2019	70	342	$412
2020	59	135	$194
Thereafter	24	—	$24
Total minimum lease payments	354	$3,255	$3,609
Less amount representing interest	40
Present value of net minimum obligations	314
Less current obligation under capital lease	72
Long-term obligation under capital lease	$242

Note 5. Bank Term Note and Line of Credit

On May 7, 2015, we entered into a debt financing facility with Silicon Valley Bank (“SVB”). The SVB credit facility provides for a $6.0 million term note (“Term Note”) and a revolving line of credit (“Line of Credit”) for an amount not to exceed the lesser of (i) $4.0 million or (ii) an amount equal to 80% of eligible accounts receivable. The Term Note requires interest-only payments through April 30, 2016 and beginning May 1, 2016, monthly principal payments of approximately $167,000 will be required plus interest through maturity on April 1, 2019. The interest rate of the Term Note is the Wall Street Journal prime rate plus 2%, with a floor of 5.25% (5.50% at June 30, 2016) and an additional deferred interest payment of $180,000 will be due upon maturity. The Line of Credit requires monthly interest-only payments of the Wall Street Journal prime rate plus 1.5% (5.00% at June 30, 2016) and matures on May 7, 2017. The loan agreement requires maintenance of certain financial ratios and grants SVB a first security interest in substantially all Company assets (other than our intellectual property). At June 30, 2016 the principal balance of the Term Note was approximately $5,667,000 and the principal balance of the Line of Credit was $0. On January 28, 2016, the Line of Credit was amended with SVB and we are no longer able to draw on the Line of Credit until we raise approximately $8 million of additional equity.

On June 3, 2016, the Company delivered its April 2016 reporting package to SVB showing the Company was in technical default with SVB due to violating a liquidity covenant. As discussed in Note 1, the Company raised $5 million in May of 2016. The Company was in compliance with all covenants in May and June of 2016. SVB has waived the April 2016 technical default.

The following is a summary of long-term debt (in thousands):

	June 30, 2016	December 31, 2015
Term Note, principal balance	$5,667	$6,000
Less unamortized debt issuance costs	19	25
Term Note, net	5,648	5,975
Less current maturities	2,000	1,333
Long-term portion	$3,648	$4,642

Principal maturities of the Term Note as of June 30, 2016 are as follows: 2016 (remaining six months) - $1,000,000; 2017 - $2,000,000; 2018 - $2,000,000; 2019 - $666,667.

Note 6. Capital Stock

On May 25, 2016, we sold 2,467,820 shares of common stock in a public offering and warrants to purchase 1,233,910 shares of common stock in a concurrent private placement. These offerings resulted in gross proceeds of $5 million. We sold 2,150,000 shares of common stock and warrants to purchase 1,075,000 shares of common stock to certain institutional investors at a combined offering price of $2.00 per common share, and our Chairman of the Board, John Pappajohn, purchased 317,820 shares of common stock and warrants to purchase 158,910 shares of common stock at a combined offering price of $2.2025 per common share. In addition, we issued warrants to purchase an aggregate of 123,391 shares of common stock to the placement agent. Subject to certain ownership limitations, the warrants will be initially exercisable commencing six months from the issuance date at an exercise price equal to $2.25 per share of common stock. The warrants are exercisable for five years from the initial exercise date.

Note 7. Stock-Based Compensation

We have two equity incentive plans: the 2008 Stock Option Plan (the “2008 Plan”) and the 2011 Equity Incentive Plan (the “2011 Plan”, and together with the 2008 Plan, the “Stock Option Plans”). The Stock Option Plans are meant to provide additional incentive to officers, employees and consultants to remain in our employment. Options granted are generally exercisable for up to 10 years.

At June 30, 2016, 921,276 shares remain available for future awards under the 2011 Plan and 112,055 shares remain available for future awards under the 2008 Plan. As of June 30, 2016, no stock appreciation rights and 275,500 shares of restricted stock have been awarded under the Stock Option Plans.

A summary of employee and non-employee stock option activity for the six months ended June 30, 2016 is as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares (in thousands)	Weighted- Average Exercise Price
Outstanding January 1, 2016	1,961	$10.55	7.68	$—
Canceled or expired	(69)	9.78
Outstanding June 30, 2016	1,892	$10.57	7.13	$—
Exercisable June 30, 2016	1,173	$10.43	6.46	$—

On July 19, 2016, the Company granted employees incentive stock options to purchase 181,800 shares of the Company’s common stock at an exercise price of $2.02 per share with vesting over a period of 2.5 to 5 years.

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options.

As of June 30, 2016, total unrecognized compensation cost related to non-vested stock options granted to employees was $3,639,078 which we expect to recognize over the next 2.61 years.

As of June 30, 2016, total unrecognized compensation cost related to non-vested stock options granted to non-employees was $57,000 which we expect to recognize over the next 1.51 years. The estimate of unrecognized non-employee compensation is based on the fair value of the non-vested options as of June 30, 2016.

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

The following table presents the weighted-average assumptions used to estimate the fair value of options granted to employees during the periods presented:

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
Volatility	58.83%	63.89%
Risk free interest rate	1.61%	1.65%
Dividend yield	0.00%	0.00%
Term (years)	5.99	6.15
Weighted-average fair value of options granted during the period	5.71	5.77

In May 2014, we issued 200,000 options to our Director, Raju Chaganti, with an exercise price of $15.89. See Note 11 for additional information. The following table presents the weighted-average assumptions used to estimate the fair value of options reaching their measurement date for non-employees during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Volatility	74.61%	69.85%	75.26%	70.18%
Risk free interest rate	1.27%	2.42%	1.42%	2.15%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Term (years)	7.89	8.84	8.02	8.96

Restricted stock awards have been granted to employees, directors and consultants as compensation for services. At June 30, 2016, there was $543,734 of unrecognized compensation cost related to non-vested restricted stock granted to employees; we expect to recognize the cost over 2.12 years.

The following table summarizes the activities for our non-vested restricted stock awards for the six months ended June 30, 2016:

	Non-vested Restricted Stock Awards
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2016	121	$8.25
Vested	(37)	9.84
Non-vested at June 30, 2016	84	$7.55

The following table presents the effects of stock-based compensation related to stock option and restricted stock awards to employees and non-employees on our Statement of Operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenues	$67	$55	$136	$104
Research and development	45	128	95	223
General and administrative	352	535	739	1,056
Sales and marketing	26	39	54	71
Total stock-based compensation	$490	$757	$1,024	$1,454

Note 8. Warrants

We have issued certain warrants which contain an exercise price adjustment feature in the event we issue additional equity instruments at a price lower than the exercise price of the warrant. The warrants are described herein as derivative warrants. As of June 30, 2016 all derivative warrants have either expired or have been exercised.

On May 25, 2016, we issued 1,357,301 warrants to purchase shares of our common stock as part of our 2016 Offering. Subject to certain ownership limitations, the warrants will be initially exercisable commencing six months from the issuance date at an exercise price equal to $2.25 per share of common stock. The warrants are exercisable for five years from the initial exercise date.

The following table summarizes the warrant activity for the six months ended June 30, 2016 (in thousands, except exercise price):

Issued With / For	Exercise Price		Warrants Outstanding January 1, 2016	2016 Warrants Issued	2016 Warrants Expired	Warrants Outstanding June 30, 2016
Non-Derivative Warrants:
Financing	$10.00		243	—	—	243
Financing	15.00		436	—	—	436
Debt guarantee	15.00		233	—	(87)	146
Consulting	10.00		10	—	(10)	—
2015 Offering	5.00		3,450	—	—	3,450
2016 Offering	2.25		—	1,357	—	1,357
Total non-derivative warrants	$5.59	B	4,372	1,357	(97)	5,632
Derivative Warrants:
Financing	4.00	A	60	—	(60)	—
Total derivative warrants	—	B	60	—	(60)	—
Total	$5.59	B	4,432	1,357	(157)	5,632

A	These warrants were subject to fair value accounting and contained an exercise price adjustment feature.

B	Weighted-average exercise prices are as of June 30, 2016.

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	June 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Notes payable	$165	$—	$—	$165

	December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$17	$—	$—	$17
Notes payable	266	—	—	266
	$283	$—	$—	$283

The ultimate payment to VenturEast will be the value of 84,278 shares of common stock at the time of payment. The value of the note payable to VenturEast was determined using the fair value of our common stock less a discount for credit risk. During the three and six months ended June 30, 2016, we recognized a gain of approximately $67,000 and $101,000, respectively, due to the change in value of the note.

During the three and six months ended June 30, 2016, we recognized a gain of approximately $17,000 due to the expiration of all remaining warrants underlying the warrant liability.

Realized and unrealized gains and losses related to the change in fair value of the VenturEast note and warrant liability are included in other income (expense) on the Consolidated Statement of Operations.

The following table summarizes the activity of the notes payable to VenturEast and the warrant liability, which were measured at fair value using Level 3 inputs (in thousands):

	Note Payable	Warrant
	to VenturEast	Liability
Fair value at December 31, 2015	$266	$17
Change in fair value	(101)	(17)
Fair value at June 30, 2016	$165	$—

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

The agreement also requires aggregate total capital contributions by us of up to an additional $4.0 million. We may make capital contributions up to $1.0 million later in 2016. The timing of the remaining installments is subject to the JV's achievement of certain operational milestones agreed upon by the board of governors of the JV. In exchange for its membership interest, Mayo’s capital contribution takes the form of cash, staff, services, hardware and software resources, laboratory space and instrumentation, the fair market value of which will be approximately equal to $6.0 million. Mayo’s continued contribution will also be conditioned upon the JV’s achievement of certain milestones.

Our share of the JV’s net loss was approximately $15,000 and $198,000 for the three months ended June 30, 2016 and 2015, respectively, and approximately $27,000 and $405,000 for the six months ended June 30, 2016 and 2015, respectively, and is included in research and development expense on the Consolidated Statement of Operations. We have a net receivable due from the JV of approximately $10,000 at June 30, 2016, which is included in other current assets in the Consolidated Balance Sheets.

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

Note 11. Related Party Transactions

John Pappajohn, our Chairman of the Board of Directors and stockholder, has 145,778 warrants outstanding at $15.00 per share at June 30, 2016, granted in consideration for personally guaranteeing our revolving line of credit through March 31, 2014. Mr. Pappajohn also loaned money to us prior to our IPO and was granted warrants in consideration. At June 30, 2016, Mr. Pappajohn retained 436,079 of these warrants at $15.00 per share. In January 2014, the Board of Directors appointed Mr. Pappajohn to serve as the Chairman of the Board. As compensation for serving as Chairman of the Board, the Company pays Mr. Pappajohn $100,000 per year and granted to Mr. Pappajohn 25,000 restricted shares of the Company’s common stock and options to purchase an aggregate of 100,000 shares of the Company's common stock.

In April 2014, we entered into a consulting agreement with Equity Dynamics, Inc. (“EDI”), an entity controlled by Mr. Pappajohn, pursuant to which EDI received a monthly fee of $10,000. Total expenses for the three months ended June 30, 2016 and 2015 were $30,000, and for the six months ended June 30, 2016 and 2015, total expenses were $60,000. As of June 30, 2016, we owed EDI $0.

On May 25, 2016, Mr. Pappajohn purchased 317,820 shares of common stock and warrants to purchase 158,910 shares of common stock in the 2016 Offering described in Note 6.

In 2010, we entered into a three-year consulting agreement with Dr. Chaganti, which was subsequently renewed through December 31, 2016 pursuant to which Dr. Chaganti receives $5,000 per month for providing consulting and technical support services. Pursuant to the terms of the renewed consulting agreement, Dr. Chaganti received an option to purchase 200,000 shares of our common stock at a purchase price of $15.89 per share vesting over a period of four years. Total non-cash stock-based compensation recognized under the consulting agreement for the three months ended June 30, 2016 and 2015 was $9,500 and $98,625, respectively. Total non-cash stock-based compensation recognized under the consulting agreement for the six months ended June 30, 2016 and 2015 was $25,625 and $161,125, respectively. Also pursuant to the consulting agreement, Dr. Chaganti assigned to us all rights to any inventions which he may invent during the course of rendering consulting services to us. In exchange for this assignment, if the USPTO issues a patent for an invention on which Dr. Chaganti is listed as an inventor, we are required to pay Dr. Chaganti (i) a one-time payment of $50,000 and (ii) 1% of any net revenues we receive from any licensed sales of the invention. In the first quarter of 2016, we paid Dr. Chaganti $50,000 which was recognized as an expense in fiscal 2015 when one patent was issued.

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

We expect to continue to incur significant losses for the near future. We incurred losses of $20.2 million and $16.6 million for fiscal years ended December 31, 2015 and 2014, respectively, and $9.3 million for the six months ended June 30, 2016.

As of June 30, 2016, we had an accumulated deficit of $107.4 million.

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

The top five test ordering clients during the three months ended June 30, 2016 and 2015 accounted for 40% and 61%, respectively, of our testing volumes, with 6% and 22%, respectively, of the test volume coming from community hospitals. During the three months ended June 30, 2016, two Biopharma clients accounted for approximately 15% and 11% of our revenue, respectively. During the three months ended June 30, 2015, one Biopharma client accounted for approximately 25% of our revenue.

The top five test ordering clients during the six months ended June 30, 2016 and 2015 accounted for 38% and 66%, respectively, of our testing volumes, with 7% and 23%, respectively, of the test volume coming from community hospitals. During the six months ended June 30, 2016, two Biopharma clients accounted for approximately 13% and 11%, respectively, of our revenue. During the six months ended June 30, 2015, two Biopharma clients accounted for approximately 26% and 14% of our revenue, respectively.

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

For the three months ended June 30, 2016, Medicare accounted for approximately 12% of our total revenue, other insurance accounted for approximately 17% of our total revenue and other healthcare facilities accounted for 7% of our total revenue. For the six months ended June 30, 2016, Medicare accounted for approximately 13% of our total revenue, other insurance accounted for approximately 19% of our total revenue and other healthcare facilities accounted for 6% of our total revenue. On average, we generate less revenue per test from other healthcare facilities billed directly, than from other insurance payers.

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

Results of Operations

Three Months Ended June 30, 2016 and 2015

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three Months Ended June 30,		Change
(dollars in thousands)	2016	2015	$	%
Revenue	$7,001	$4,185	$2,816	67%
Cost of revenues	4,285	3,097	1,188	38%
Research and development expenses	1,680	1,256	424	34%
General and administrative expenses	3,658	3,062	596	19%
Sales and marketing expenses	1,379	1,184	195	16%
Loss from operations	(4,001)	(4,414)	413	(9)%
Interest income (expense)	(94)	(69)	(25)	36%
Change in fair value of acquisition note payable	67	(316)	383	(121)%
Change in fair value of warrant liability	—	(181)	181	(100)%
Net (loss)	$(4,028)	$(4,980)	$952	(19)%

Revenue

The breakdown of our revenue is as follows:

	Three Months Ended June 30,				Change
	2016		2015
(dollars in thousands)	$	%	$	%	$	%
Biopharma Services	$4,219	60%	$2,675	64%	$1,544	58%
Clinical Services	2,542	36%	1,251	30%	1,291	103%
Discovery Services	240	4%	259	6%	(19)	(7)%
Total Revenue	$7,001	100%	$4,185	100%	$2,816	67%

Revenue increased 67%, or $2.8 million, to $7.0 million for the three months ended June 30, 2016, from $4.2 million for the three months ended June 30, 2015, principally due to the acquisition of Response Genetics, whose revenue accounted for $2.0 million of the increase; an increase of $0.9 million in Biopharma; partially off-set by a decrease of $0.1 million in clinical services from our other locations. The acquired business consisted of $1.4 million in Clinical Services and $0.6 million in Biopharma Services. Our average revenue (excluding probe revenue) per test decreased to $407 per test for the three months ended June 30, 2016 from $596 per test for the three months ended June 30, 2015, principally due to the additional Clinical Services revenue from our acquisition of Response Genetics. Clinical Services revenue has a lower per test rate than Biopharma Services. Test volume increased by 232% from 4,055 tests for the three months ended June 30, 2015 to 13,481 tests for the three months ended June 30, 2016.

Revenue from Biopharma Services increased 58%, or $1.5 million, to $4.2 million for the three months ended June 30, 2016, from $2.7 million for the three months ended June 30, 2015, due to the revenue from our acquisition of Response Genetics, which accounted for $0.6 million of the increase; an increase of $0.9 million at our other locations. Revenue from Clinical Services customers increased by $1.3 million, or 103%, due to the revenue from our acquisition of Response Genetics, which accounted for $1.4 million of the increase, which was partially offset by a decrease in revenue of $0.1 million at our other locations. Revenue from Discovery Services, our new line of business, decreased 7% to $0.2 million for the three months ended June 30, 2016, from $0.3 million for the three months ended June 30, 2015, principally due to lower volume.

Cost of Revenues

Cost of revenues increased 38%, or $1.2 million, for the three months ended June 30, 2016, principally due to the costs of revenue from Response Genetics of $1.8 million, partially offset by a $0.3 million reduction in outsourced labor and a $0.6 million reduction in compensation, as a result of the Company’s focus on reducing cost and improving gross margin. Gross margin improved to 39% during the three months ended June 30, 2016 from 26% during the three months ended June 30, 2015, due to cost reduction initiatives.

Operating Expenses

Research and development expenses increased 34%, or $0.4 million, to $1.7 million for the three months ended June 30, 2016, from $1.3 million for the three months ended June 30, 2015, principally due to the following: validation projects at our newly acquired Response Genetics location as well as our existing locations. This initiative saw increases in compensation costs of $0.3 million at our California location with an additional cumulative increase of $0.4 million at our other locations. These increases were partially offset by the following: a $0.2 million decrease in our share of the loss from Oncospire, our joint venture with the Mayo Clinic and a decrease in stock based compensation of $0.1 million.

General and administrative expenses increased 19%, or $0.6 million, to $3.7 million for the three months ended June 30, 2016, from $3.1 million for the three months ended June 30, 2015, principally due to the following: costs from the acquired business, Response Genetics, of $0.5 million; increased compensation of $0.2 million; and increased legal costs of $0.2 million. These increases were primarily as a result of the acquired businesses in 2014 and the newly acquired Response Genetics business in October 2015. These increases were partially offset by the following: a reduction of $0.1 million in audit fees and a reduction of $0.2 million in stock based compensation costs.

Sales and marketing expenses increased 16%, or $0.2 million, to $1.4 million for the three months ended June 30, 2016, from $1.2 million for the three months ended June 30, 2015, principally due to increased costs from Response Genetics of $0.3 million, partially offset by a reduction of $0.1 million in consulting.

Interest Income (Expense)

Net interest expense increased 36%, or $25,000, principally due to the higher interest rate related to the debt we refinanced in May 2015.

Change in Fair Value of Acquisition Note Payable

The change in fair value of note payable resulted in $0.1 million in non-cash income for the three months ended June 30, 2016 as compared to non-cash expense of $0.3 million for the three months ended June 30, 2015. The fair value of the note representing part of the purchase price for BioServe decreased during the three months ended June 30, 2016 as a consequence of a decrease in our stock price.

Change in Fair Value of Warrant Liability

The change in the fair market value of our warrant liability resulted in non-cash expense of $0.2 million for the three months ended June 30, 2015. These warrants expired during the first quarter of 2016.

Six Months Ended June 30, 2016 and 2015

The following table sets forth certain information concerning our results of operations for the periods shown:

	Six Months Ended June 30,		Change
(dollars in thousands)	2016	2015	$	%
Revenue	$13,069	$8,555	$4,514	53%
Cost of revenues	8,388	6,239	2,149	34%
Research and development expenses	3,212	2,533	679	27%
General and administrative expenses	7,976	6,049	1,927	32%
Sales and marketing expenses	2,677	2,300	377	16%
Loss from operations	(9,184)	(8,566)	(618)	7%
Interest income (expense)	(216)	(90)	(126)	140%
Change in fair value of acquisition note payable	101	(406)	507	100%
Change in fair value of warrant liability	17	(196)	213	(109)%
Net (loss)	$(9,282)	$(9,258)	$(24)	—%

Revenue

The breakdown of our revenue is as follows:

	Six Months Ended June 30,				Change
	2016		2015
(dollars in thousands)	$	%	$	%	$	%
Biopharma Services	$7,569	58%	$6,006	70%	$1,563	26%
Clinical Services	4,998	38%	2,124	25%	2,874	135%
Discovery Services	502	4%	425	5%	77	18%
Total Revenue	$13,069	100%	$8,555	100%	$4,514	53%

Revenue increased 53%, or $4.5 million, to $13.1 million for the six months ended June 30, 2016, from $8.6 million for the six months ended June 30, 2015, principally due to the acquisition of Response Genetics, whose revenue accounted for $4.2 million of the increase. The acquired business consisted of $3.1 million in Clinical Services and $1.1 million in Biopharma Services; an increase of $0.5 million in our Biopharma Services at our other locations, and an increase of $0.1 million in our Discovery services, partially off-set by a decrease of $0.2 million in our Clinical Services at our other locations. Our average revenue (excluding probe revenue) per test decreased to $414 per test for the six months ended June 30, 2016 from $594 per test for the six months ended June 30, 2015, principally due to the additional Clinical Services revenue from our acquisition of Response Genetics. Clinical Services revenue has a lower per test rate than Biopharma Services. Test volume increased by 209% from 7,702 tests for the six months ended June 30, 2015 to 23,808 tests for the six months ended June 30, 2016.

Revenue from Biopharma Services increased 26%, or $1.6 million, to $7.6 million for the six months ended June 30, 2016, from $6.0 million for the six months ended June 30, 2015, due to the revenue from our acquisition of Response Genetics, which accounted for $1.1 million of the increase, and an increase of $0.5 million from our other locations. Revenue from Clinical Services customers increased by $2.9 million, or 135%, for the six months ended June 30, 2016 due to the revenue from our acquisition of Response Genetics, which accounted for $3.1 million of the increase, which was partially offset by a decrease in revenue of $0.2 million at our other locations. Revenue from Discovery Services, our new line of business, increased 18% to $0.5 million for the six months ended June 30, 2016, from $0.4 million for the six months ended June 30, 2015, principally due to new customer contracts.

Cost of Revenues

Cost of revenues increased 34%, or $2.1 million, for the six months ended June 30, 2016, principally due to the costs of revenue from Response Genetics of $3.0 million, partially offset by a $0.3 million reduction in outsourced services and a $0.7 million reduction in compensation and outside labor, as a result of the Company’s focus on reducing cost and improving gross margin. Gross margin improved to 36% during the six months ended June 30, 2016 from 27% during the six months ended June 30, 2015, due to cost reduction initiatives.

Operating Expenses

Research and development expenses increased 27%, or $0.7 million, to $3.2 million for the six months ended June 30, 2016, from $2.5 million for the six months ended June 30, 2015, principally due to the following: validation projects at our newly acquired Response Genetics location as well as our existing locations. This initiative saw increases in costs of $0.8 million at our California location with an additional cumulative increase of $0.7 million at our other locations. These increases were partially offset by the following: a $0.4 million decrease in our share of the loss from Oncospire, our joint venture with the Mayo Clinic and a reduction in stock based compensation of $0.1 million.

General and administrative expenses increased 32%, or $1.9 million, to $8.0 million for the six months ended June 30, 2016, from $6.0 million for the six months ended June 30, 2015, principally due to the following: costs from the acquired business, Response Genetics, of $1.6 million; increased compensation of $0.4 million; increased consulting cost of $0.1 million; and increased legal costs of $0.3 million. These increases were primarily as a result of the acquired businesses in 2014 and the newly acquired Response Genetics business in October 2015. These increases were partially offset by the following: a reduction of $0.2 million in public relations fees; a reduction of $0.1 million in recruiting fees; and a reduction of $0.3 million in stock based compensation costs.

Sales and marketing expenses increased 16%, or $0.4 million, to $2.7 million for the six months ended June 30, 2016, from $2.3 million for the six months ended June 30, 2015, principally due to increased costs from Response Genetics of $0.7 million, partially offset by the following: a reduction of compensation of $0.1 million, and a reduction of $0.2 million in consulting, recruiting and travel and entertainment.

Interest Income (Expense)

Net interest expense increased 140%, or $0.1 million, principally due to the higher interest rate related to the debt we refinanced in May 2015.

Change in Fair Value of Acquisition Note Payable

The change in fair value of note payable resulted in $0.1 million in non-cash income for the six months ended June 30, 2016. The fair value of the note representing part of the purchase price for BioServe decreased as a consequence of a decrease in our stock price.

Change in Fair Value of Warrant Liability

The change in the fair market value of our warrant liability resulted in $17,000 in non-cash income for the six months ended June 30, 2016, as compared to non-cash expense of $0.2 million for the six months ended June 30, 2015. The fair market value of these common stock warrants decreased during the six months ended June 30, 2016 due to the expiration of the remaining derivative warrants.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity have been funds generated from our debt financings and equity financings. In addition, we have generated funds from the following sources: (i) cash collections from customers and (ii) cash received from sale of state NOL’s.

In general, our primary uses of cash are providing for operating expenses, working capital purposes and servicing debt. As of
June 30, 2016, we have not borrowed on our line of credit, which allowed for borrowings of up to $4.0 million. On January 28, 2016, the Line of Credit was amended with SVB, and we are no longer able to draw on the Line of Credit until we raise approximately $8 million of additional equity. On June 3, 2016, the Company delivered its April 2016 reporting package to SVB showing the Company was in technical default with SVB due to violating a liquidity covenant. As discussed in Note 1 of Notes to Unaudited Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-Q, the Company raised $5 million in May of 2016. The Company was in compliance with all covenants in May and June of 2016. SVB has waived the April 2016 technical default. Our largest source of operating cash flow is cash collections from our customers.
2016 Offering

On May 25, 2016, we sold 2,467,820 shares of common stock in a public offering and warrants to purchase 1,233,910 shares of common stock in a concurrent private placement. These offerings resulted in gross proceeds of $5 million. We sold 2,150,000 shares of common stock and warrants to purchase 1,075,000 shares of common stock to certain institutional investors at a combined offering price of $2.00 per common share, and our Chairman of the Board, John Pappajohn, purchased 317,820 shares of common stock and warrants to purchase 158,910 shares of common stock at a combined offering price of $2.2025 per common share. In addition, we issued warrants to purchase an aggregate of 123,391 shares of common stock to the placement agent. Subject to certain ownership limitations, the warrants will be initially exercisable commencing six months from the issuance date at an exercise price equal to $2.25 per share of common stock. The warrants are exercisable for five years from the initial exercise date.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Six Months Ended June 30,
(in thousands)	2016	2015
Cash provided by (used in):
Operating activities	$(12,602)	$(7,360)
Investing activities	(405)	5,675
Financing activities	4,100	(125)
Net (decrease) in cash and cash equivalents	$(8,907)	$(1,810)

We had cash and cash equivalents of $10.6 million at June 30, 2016, and $19.5 million at December 31, 2015.

The $8.9 million decrease in cash and cash equivalents for the six months ended June 30, 2016, principally resulted from $12.6 million of net cash used in operations, fixed asset additions of $0.3 million, patent costs of $0.1 million, capital lease payments of $0.1 million and principal payments on the bank term note of $0.3 million, offset by $4.5 million of net proceeds from the 2016 Offering.

The $1.8 million decrease in cash and cash equivalents for the six months ended June 30, 2015, principally resulted from $7.4 million of net cash used in operations offset by a $6.0 million decrease in restricted cash related to our debt financing facility with Silicon Valley Bank that does not require us to maintain restricted cash accounts.

At June 30, 2016, we had total indebtedness of $5.8 million, excluding capital lease obligations.

Cash Used in Operating Activities

Net cash used in operating activities was $12.6 million for the six months ended June 30, 2016. We used $7.1 million in net cash to fund our core operations, which included $0.2 million in cash paid for interest. We incurred additional uses of cash when adjusting for working capital items as follows: a net increase in accounts receivable of $5.3 million and a net decrease in accounts payable, accrued expenses and deferred revenue of $0.3 million, offset by a decrease in other current assets of $0.1 million. The net increase in accounts receivable includes approximately $1.4 million of unbilled revenue for clinical services provided by our location in California. The Company has allocated additional resources to bill this revenue, and as of July 31, 2016, approximately $0.4 million remains unbilled.

For the six months ended June 30, 2015, we used $7.4 million in operating activities. We used $6.2 million in net cash to fund our core operations, which included $0.1 million in cash paid for interest. We incurred additional uses of cash when adjusting for working capital items as follows: a net increase in accounts receivable of $0.9 million and an increase in other current assets of $0.5 million which includes prepayments for our insurance policies offset by a net increase in accounts payable, accrued expenses and deferred revenue of $0.2 million.

Cash Provided by/Used in Investing Activities

Net cash used in investing activities was $0.4 million for the six months ended June 30, 2016 and resulted from the purchase of fixed assets of $0.3 million and patent costs of $0.1 million.

Net cash provided by investing activities was $5.7 million for the six months ended June 30, 2015 and principally resulted from a $6.0 million decrease in restricted cash related to our debt financing facility with Silicon Valley Bank that does not require us to maintain restricted cash accounts.

Cash Used in Financing Activities

Net cash provided by financing activities was $4.1 million for the six months ended June 30, 2016 and principally resulted from proceeds received in the 2016 Offering of $4.5 million, offset by principal payments made on the bank term note of $0.3 million and capital lease payments of $0.1 million.

Net cash used in financing activities was $0.1 million for the six months ended June 30, 2015 and principally resulted from payments for deferred equity offering costs of $0.1 million.

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

We believe that our current cash will support operations for at least the next 6 months. We are actively discussing opportunities for additional equity or debt financing, and we are taking steps to improve our operating cash flow. We can provide no assurances that our current actions will be successful or that any additional sources of financing will be available to us on favorable terms, if at all, when needed. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative, sales and marketing and research and development activities are forward-looking statements and involve risks and uncertainties.

The continuation of the Company as a going concern is dependent on the ability of the Company to obtain necessary debt and/or equity financing to continue operations. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We expect that our operating expenses and capital expenditures will increase in the future as we expand our business and integrate our recent acquisitions. We plan to increase our sales and marketing headcount to promote our new clinical tests and services and to expand into new geographies and to increase our research and development expenditures associated with performing work with research collaborators, to expand our pipeline and to perform work associated with our research collaborations. For example, in 2011 we entered into an affiliation agreement to form a joint venture with the Mayo Foundation for Medical Education and Research pursuant to which we made an initial $1.0 million capital contribution in October 2013 and $1.0 million in the third quarter of 2014. We currently anticipate that we may make capital contributions up to $1.0 million later in 2016 and expect to make additional capital contributions of up to $3.0 million, subject to the joint venture entity’s achievement of certain operational milestones. Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we may need to raise additional capital to fund our operations.

Subject to the availability of financing, we may use significant cash to fund acquisitions. On October 9, 2015, we acquired substantially all of the assets of Response Genetics, Inc. for aggregate consideration of approximately $12.9 million consisting of $7.5 million in cash and our common stock valued at approximately $5.4 million.

In May 2015, we entered into a line of credit with Silicon Valley Bank. Pursuant to the amendment dated January 28, 2016, the Company agreed not to draw on the line of credit until $8 million of additional equity is raised. On June 3, 2016, the Company delivered its April 2016 reporting package to SVB showing the Company was in technical default with SVB due to violating a liquidity covenant. As discussed in Note 1 of Notes to Unaudited Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-Q, the Company raised $5 million in May of 2016. The Company was in compliance with all covenants in May and June of 2016. SVB has waived the April 2016 technical default. See Note 5 of Notes to Unaudited Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-Q.

In June 2016, we amended the lease agreement with University of Southern California for our location in Los Angeles, California. The term of the lease is eighteen months, effective July 1, 2016, with monthly base rent of approximately $54,000.

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

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended, as of June 30, 2016, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.        Legal Proceedings

In the normal course of business, the Company may become involved in various claims and legal proceedings. In the opinion of management, the ultimate liability or disposition thereof is not expected to have a material adverse effect on our financial condition, results of operations, or liquidity.

Item 1A.    Risk Factors

There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our annual report on Form 10-K for the year ended December 31, 2015, except for the risk factor with a material update set forth below.

We will need to raise additional capital to fund our existing operations, to develop, validate and commercialize new tests and technologies, to expand our operations and repay indebtedness.

We will need to raise additional financing to fund our operations, to develop, validate and commercialize new tests and technologies, to expand our operations and repay indebtedness. At June 30. 2016, we had cash and cash equivalents of $10.6 million. Net cash used in operating activities was $12.6 million for the six months ended June 30, 2016. We also need capital to satisfy indebtedness under our credit facility with Silicon Valley Bank.

We believe that our current cash will support operations only for the next 6 months. We can provide no assurances that any additional sources of financing will be available to us on favorable terms, if at all, when needed. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative, sales and marketing and research and development activities are forward-looking statements and involve risks and uncertainties.

Additional financing, which is not in place at this time, may be from the sale of equity or convertible or other debt securities in a public or private offering, from an additional or new credit facility or from strategic partnership coupled with an investment in us or a combination of forms. We are also taking steps to improve our operating cash flow. We can provide no assurances that our current actions will be successful or that any additional sources of financing will be available to us on favorable terms, if at all, when needed. Our failure to raise additional capital and insufficient amounts when needed may significantly impact our ability to operate our business. For further discussion of our liquidity requirements, see the section titled “Liquidity and Capital Resources-Capital Resources and Expenditure Requirements.”

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

Cancer Genetics, Inc.
(Registrant)

Date: August 9, 2016	/s/ Panna L. Sharma
Panna L. Sharma
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2016	/s/ Edward J. Sitar
Edward J. Sitar
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

4.1
Form of Warrant Agreement of Cancer Genetics, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on May 20, 2016).

10.1	Eleventh Amendment to Lease Agreement, dated June 10, 2016, between University of Southern California and Cancer Genetics, Inc. *

10.2
Employment Agreement between Cancer Genetics, Inc. and John Roberts, dated June 27, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2016).

10.3
Form of Securities Purchase Agreement, dated May 19, 2016, by and between Cancer Genetics, Inc. and various purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on May 20, 2016).

10.4
Engagement Letter between Cancer Genetics, Inc. and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC, dated as of May 19, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on May 20, 2016).

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

101
The following materials from the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet at June 30, 2016 (unaudited) and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six month periods ended June 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2016 and 2015 (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited)

*	Filed herewith.
**	Furnished herewith.