Form 10-Q
period 2016-09-30
CANCER GENETICS, INC
filed 2016-11-09
CIK 1349929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 1, 2016, there were 18,887,594 shares of common stock, par value $0.0001 of Cancer Genetics, Inc. outstanding.

CANCER GENETICS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
Cancer Genetics, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except par value)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,716	$19,459
Accounts receivable, net of allowance for doubtful accounts	13,679	6,621
Other current assets	2,185	2,118
Total current assets	26,580	28,198
FIXED ASSETS, net of accumulated depreciation	4,912	6,069
OTHER ASSETS
Restricted cash	300	300
Patents and other intangible assets, net of accumulated amortization	1,594	1,727
Investment in joint venture	296	341
Goodwill	12,029	12,029
Other	112	220
Total other assets	14,331	14,617
Total Assets	$45,823	$48,884
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,341	$7,579
Obligations under capital leases, current portion	69	122
Deferred revenue	210	831
Bank term note, current portion	2,000	1,333
Total current liabilities	10,620	9,865
Obligations under capital leases	228	276
Deferred rent payable and other	299	315
Warrant liability	2,814	17
Deferred revenue, long-term	864	752
Bank term note	3,151	4,642
Total Liabilities	17,976	15,867
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 9,764 shares, $0.0001 par value, none issued	—	—
Common stock, authorized 100,000 shares, $0.0001 par value, 18,870 and 13,652 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	2	1
Additional paid-in capital	139,023	131,167
Accumulated (deficit)	(111,178)	(98,151)
Total Stockholders’ Equity	27,847	33,017
Total Liabilities and Stockholders’ Equity	$45,823	$48,884

See Notes to Unaudited Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$6,750	$4,001	$19,819	$12,556
Cost of revenues	4,444	3,103	12,832	9,342
Gross profit	2,306	898	6,987	3,214
Operating expenses:
Research and development	1,594	1,802	4,806	4,335
General and administrative	3,701	3,487	11,677	9,536
Sales and marketing	1,054	1,243	3,731	3,543
Total operating expenses	6,349	6,532	20,214	17,414
Loss from operations	(4,043)	(5,634)	(13,227)	(14,200)
Other income (expense):
Interest expense	(111)	(112)	(344)	(227)
Interest income	4	5	21	30
Change in fair value of acquisition note payable	18	315	119	(91)
Change in fair value of warrant liability	712	214	729	18
Other expense	(325)	—	(325)	—
Total other (expense)	298	422	200	(270)
Net (loss)	$(3,745)	$(5,212)	$(13,027)	$(14,470)
Basic Net (Loss) Per Share	$(0.23)	$(0.54)	$(0.88)	$(1.49)
Diluted Net (Loss) Per Share	$(0.23)	$(0.56)	$(0.88)	$(1.49)
Basic Weighted-Average Shares Outstanding	16,519	9,726	14,868	9,715
Diluted Weighted-Average Shares Outstanding	16,519	9,728	14,868	9,716
See Notes to Unaudited Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(13,027)	$(14,470)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	1,502	971
Amortization	260	26
Provision for bad debts	8	213
Stock-based compensation	1,538	2,178
Change in fair value of acquisition note payable	(119)	91
Change in fair value of Gentris contingent consideration	—	(162)
Change in fair value of warrant liability	(729)	(18)
Amortization of debt issuance costs	9	5
Loss in equity method investment	45	748
Changes in:
Accounts receivable	(7,066)	(349)
Other current assets	(67)	(368)
Other non-current assets	(9)	(86)
Accounts payable, accrued expenses and deferred revenue	372	1,330
Deferred rent payable and other	(16)	(59)
Net cash (used in) operating activities	(17,299)	(9,950)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(345)	(440)
Decrease in restricted cash	—	6,000
Patent costs	(127)	(109)
Deposit for acquisition of Response Genetics	—	(880)
Net cash provided by (used in) investing activities	(472)	4,571
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(101)	(44)
Payments for deferred equity offering costs	—	(237)
Proceeds from option exercises	—	23
Proceeds from offerings of common stock with derivative warrants, net of certain offering costs	9,962	34
Principal payments on bank term note	(833)	—
Payment of debt issuance costs	—	(33)
Net cash provided by (used in) financing activities	9,028	(257)
Net (decrease) in cash and cash equivalents	(8,743)	(5,636)
CASH AND CASH EQUIVALENTS
Beginning	19,459	25,554
Ending	$10,716	$19,918
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$250	$158

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

Liquidity and Going Concern

We believe that our current cash will support operations for at least the next 6 to 9 months. We are exploring opportunities for additional equity or debt financing, and we are taking steps to improve our operating cash flow. We can provide no assurances that our current actions will be successful or that any additional sources of financing will be available to us on favorable terms, if at all, when needed. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative, sales and marketing and research and development activities are forward-looking statements and involve risks and uncertainties.

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

The results of operations for the three and nine months ended September 30, 2016 include the operations of Response Genetics, which accounted for approximately $2,003,000 and $6,210,000 of the Company’s consolidated revenue, respectively. The net loss of Response Genetics cannot be determined, as its operations are integrated with Cancer Genetics.

2016 Offerings

May Offering

On May 25, 2016, we sold 2,467,820 shares of common stock in a public offering and warrants to purchase 1,233,910 shares of common stock in a concurrent private placement. These offerings resulted in gross proceeds of $5 million. We sold 2,150,000 shares of common stock and warrants to purchase 1,075,000 shares of common stock to certain institutional investors at a combined offering price of $2.00 per common share, and our Chairman of the Board, John Pappajohn, purchased 317,820 shares of common stock and warrants to purchase 158,910 shares of common stock at a combined offering price of $2.2025 per common share. In addition, we issued warrants to purchase an aggregate of 123,391 shares of common stock to the placement agent. Subject to certain ownership limitations, the warrants will be initially exercisable commencing six months from the issuance date at an exercise price equal to $2.25 per share of common stock. The warrants are exercisable for five years from the initial exercise date. All references to the sales of common stock and warrants mentioned in this paragraph are referred to as the “May Offering.”

September Offering

On September 14, 2016, we sold 2,750,000 shares of common stock in a public offering and warrants to purchase 1,375,000 shares of common stock in a concurrent private placement at a combined price of $2.00 per common share. These offerings resulted in gross proceeds of $5.5 million. In addition, we issued warrants to purchase an aggregate of 137,500 shares of common stock to the placement agent. Subject to certain ownership restrictions, the warrants will be initially exercisable six months from the issuance date at an exercise price of $2.25 per share of common stock. The warrants are exercisable for five years from the initial exercise date. All references to the sales of common stock and warrants mentioned in this paragraph are referred to as the “September Offering,” and collectively with the May Offering, the “2016 Offerings.”

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

Note 2.     Revenue and Accounts Receivable

Revenue by service type for the three and nine months ended September 30, 2016 and 2015 is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Biopharma Services	$3,805	$2,608	11,374	$8,614
Clinical Services	2,687	1,150	7,685	3,274
Discovery Services	258	243	760	668
	$6,750	$4,001	$19,819	$12,556

The table above includes approximately $522,000 of biopharma revenue and approximately $1,481,000 of clinical services revenue from our acquisition of Response Genetics for the three months ended September 30, 2016. The table above includes approximately $1,600,000 of biopharma revenue and approximately $4,610,000 of clinical services revenue from our acquisition of Response Genetics for the nine months ended September 30, 2016.

Accounts receivable by service type at September 30, 2016 and December 31, 2015 consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Biopharma Services	$5,369	$3,238
Clinical Services	8,607	3,733
Discovery Services	375	314
Allowance for doubtful accounts	(672)	(664)
	$13,679	$6,621

Allowance for Doubtful Accounts (in thousands)
Balance, December 31, 2015	$664
Bad debt expense	8
Balance, September 30, 2016	$672

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Medicare	14%	12%	13%	8%
Other insurers	21%	7%	20%	7%
Other healthcare facilities	5%	9%	6%	8%
	40%	28%	39%	23%

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

The top five test ordering sites during the three months ended September 30, 2016 and 2015 accounted for 39% and 59%, respectively, of our testing volumes, with 6% and 27%, respectively, of the volume coming from community hospitals. During the three months ended September 30, 2016, there was one biopharmaceutical company which accounted for approximately 18% of our total revenue. During the three months ended September 30, 2015, there were two biopharmaceutical companies which accounted for approximately 15% and 11% of our total revenue, respectively.

The top five test ordering sites during the nine months ended September 30, 2016 and 2015 accounted for 31% and 80% respectively, of our testing volumes, with 7% and 31%, respectively, of the volume coming from community hospitals. During the nine months ended September 30, 2016, there was one biopharmaceutical company which accounted for approximately 10% of our total revenue. During the nine months ended September 30, 2015, there were two biopharmaceutical companies which accounted for approximately 23% and 11% of our total revenue, respectively.

Note 3.     Earnings Per Share

For purposes of this calculation, stock warrants, outstanding stock options and unvested restricted shares are considered common stock equivalents using the treasury stock method, and are the only such equivalents outstanding. For the three and nine months ended September 30, 2016, all common stock equivalents outstanding were anti-dilutive.

The following table summarizes equivalent units outstanding that were excluded from the earnings per share calculation because their effects were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Common stock purchase warrants	7,145	1,042	7,145	1,042
Stock options	2,128	2,008	2,128	2,008
Restricted shares of common stock	73	132	73	132
	9,346	3,182	9,346	3,182

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

Minimum future lease payments under all capital and operating leases as of September 30, 2016 are as follows (in thousands):

	Capital Leases	Operating Leases	Total
2016 (remaining 3 months)	$24	$396	$420
2017	78	1,589	$1,667
2018	75	397	$472
2019	70	342	$412
2020	59	135	$194
Thereafter	25	—	$25
Total minimum lease payments	331	$2,859	$3,190
Less amount representing interest	34
Present value of net minimum obligations	297
Less current obligation under capital lease	69
Long-term obligation under capital lease	$228

Note 5. Bank Term Note and Line of Credit

On May 7, 2015, we entered into a debt financing facility with Silicon Valley Bank (“SVB”). The SVB credit facility provides for a $6.0 million term note (“Term Note”) and a revolving line of credit (“Line of Credit”) for an amount not to exceed the lesser of (i) $4.0 million or (ii) an amount equal to 80% of eligible accounts receivable. The Term Note requires interest-only payments through April 30, 2016 and beginning May 1, 2016, monthly principal payments of approximately $167,000 will be required plus interest through maturity on April 1, 2019. The interest rate of the Term Note is the Wall Street Journal prime rate plus 2%, with a floor of 5.25% (5.50% at September 30, 2016) and an additional deferred interest payment of $180,000 will be due upon maturity. The Line of Credit requires monthly interest-only payments of the Wall Street Journal prime rate plus 1.5% (5.00% at September 30, 2016) and matures on May 7, 2017. The loan agreement requires maintenance of certain financial ratios and grants SVB a first security interest in substantially all Company assets (other than our intellectual property). At September 30, 2016 the principal balance of the Term Note was approximately $5,167,000 and the principal balance of the Line of Credit was $0. On January 28, 2016, the Line of Credit was amended with SVB and we are no longer able to draw on the Line of Credit until we raise approximately $2.5 million of additional equity.

The following is a summary of long-term debt (in thousands):

	September 30, 2016	December 31, 2015
Term Note, principal balance	$5,167	$6,000
Less unamortized debt issuance costs	16	25
Term Note, net	5,151	5,975
Less current maturities	2,000	1,333
Long-term portion	$3,151	$4,642

Principal maturities of the Term Note as of September 30, 2016 are as follows: 2016 (remaining three months) - $500,000; 2017 - $2,000,000; 2018 - $2,000,000; 2019 - $666,667.

Note 6. Capital Stock

2016 Offerings

May Offering

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

September Offering

On September 14, 2016, we sold 2,750,000 shares of common stock in a public offering and warrants to purchase 1,375,000 shares of common stock in a concurrent private placement at a combined price of $2.00 per common share. These offerings resulted in gross proceeds of $5.5 million. In addition, we issued warrants to purchase an aggregate of 137,500 shares of common stock to the placement agent. Subject to certain ownership restrictions, the warrants will be initially exercisable six months from the issuance date at an exercise price of $2.25 per share of common stock. The warrants are exercisable for five years from the initial exercise date.

Note 7. Stock-Based Compensation

We have two equity incentive plans: the 2008 Stock Option Plan (the “2008 Plan”) and the 2011 Equity Incentive Plan (the “2011 Plan”, and together with the 2008 Plan, the “Stock Option Plans”). The Stock Option Plans are meant to provide additional incentive to officers, employees and consultants to remain in our employment. Options granted are generally exercisable for up to 10 years. On October 11, 2016, the stockholders voted to amend the 2011 Plan and increase the number of shares reserved by the 2011 Plan to 3,150,000 shares of common stock.

At September 30, 2016, 686,897 shares remain available for future awards under the 2011 Plan (not including the effects of the October 11, 2016 amendment to the 2011 Plan) and 112,055 shares remain available for future awards under the 2008 Plan. As of September 30, 2016, no stock appreciation rights and 275,500 shares of restricted stock have been awarded under the Stock Option Plans.

A summary of employee and non-employee stock option activity for the nine months ended September 30, 2016 is as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares (in thousands)	Weighted- Average Exercise Price
Outstanding January 1, 2016	1,961	$10.55	7.68	$—
Granted	304	2.01
Cancelled or expired	(137)	8.78
Outstanding September 30, 2016	2,128	$9.44	7.18	$—
Exercisable September 30, 2016	1,250	$10.35	6.24	$—

In October 2016, the Company granted employees incentive stock options to purchase 43,000 shares of the Company’s common stock at a weighted-average exercise price of $1.70 per share.

On October 11, 2016 the Company granted its non-employee directors 2,500 restricted shares each of the Company’s common stock and options to purchase an aggregate of 10,000 shares each of the Company’s common stock as compensation for serving on the Board of Directors.

Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options.

As of September 30, 2016, total unrecognized compensation cost related to non-vested stock options granted to employees was $3,346,608 which we expect to recognize over the next 2.47 years.

As of September 30, 2016, total unrecognized compensation cost related to non-vested stock options granted to non-employees was $35,625 which we expect to recognize over the next 1.25 years. The estimate of unrecognized non-employee compensation is based on the fair value of the non-vested options as of September 30, 2016.

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

The following table presents the weighted-average assumptions used to estimate the fair value of options granted to employees during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Volatility	74.30%	55.71%	74.30%	61.16%
Risk free interest rate	1.17%	1.63%	1.17%	1.65%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Term (years)	5.92	6.16	5.92	6.15
Weighted-average fair value of options granted during the period	1.30	5.41	1.30	5.65

In May 2014, we issued 200,000 options to our Director, Raju Chaganti, with an exercise price of $15.89. See Note 12 for additional information. The following table presents the weighted-average assumptions used to estimate the fair value of options reaching their measurement date for non-employees during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Volatility	72.97%	69.56%	74.50%	69.97%
Risk free interest rate	1.46%	2.02%	1.43%	2.11%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Term (years)	7.64	8.58	7.89	8.84

Restricted stock awards have been granted to employees, directors and consultants as compensation for services. At September 30, 2016, there was $444,329 of unrecognized compensation cost related to non-vested restricted stock granted to employees; we expect to recognize the cost over 1.95 years.

The following table summarizes the activities for our non-vested restricted stock awards for the nine months ended September 30, 2016:

	Non-vested Restricted Stock Awards
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2016	121	$8.25
Vested	(46)	9.43
Cancelled	(2)	$9.02
Non-vested at September 30, 2016	73	$7.49

The following table presents the effects of stock-based compensation related to stock option and restricted stock awards to employees and non-employees on our Consolidated Statements of Operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenues	$83	$59	$219	$163
Research and development	45	93	140	316
General and administrative	356	530	1,095	1,586
Sales and marketing	30	42	84	113
Total stock-based compensation	$514	$724	$1,538	$2,178

Note 8. Warrants

On May 25, 2016, we issued 1,357,301 warrants to purchase shares of our common stock as part of our May Offering. Subject to certain ownership limitations, the warrants will be initially exercisable commencing six months from the issuance date at an exercise price equal to $2.25 per share of common stock. The warrants are exercisable for five years from the initial exercise date. These warrants contain a contingent net cash settlement feature and are described as derivative warrants.

On September 14, 2016, we issued 1,512,500 warrants to purchase shares of our common stock as part of our September Offering. Subject to certain ownership limitations, the warrants will be initially exercisable commencing six months from the issuance date at an exercise price equal to $2.25 per share of common stock. The warrants are exercisable for five years from the initial exercise date. These warrants also contain a contingent net cash settlement feature and are described as derivative warrants.

During the three and nine months ended September 30, 2016, we expensed $325,000 of offering costs associated with the derivative warrants issued in the 2016 Offerings. These costs are included in other expense on the Consolidated Statements of Operations.

The following table summarizes the warrant activity for the nine months ended September 30, 2016 (in thousands, except exercise price):

Issued With / For	Exercise Price		Warrants Outstanding January 1, 2016	2016 Warrants Issued	2016 Warrants Expired	Warrants Outstanding September 30, 2016
Non-Derivative Warrants:
Financing	$10.00		243	—	—	243
Financing	15.00		436	—	—	436
Debt guarantee	15.00		233	—	(87)	146
Consulting	10.00		10	—	(10)	—
2015 Offering	5.00		3,450	—	—	3,450
Total non-derivative warrants	$6.65	C	4,372	—	(97)	4,275
Derivative Warrants:
Financing	4.00	A	60	—	(60)	—
2016 Offerings	2.25	B	—	2,870	—	2,870
Total derivative warrants	2.25	C	60	2,870	(60)	2,870
Total	$4.88	C	4,432	2,870	(157)	7,145

A	These warrants were subject to fair value accounting and contained an exercise price adjustment feature.

B	These warrants are subject to fair value accounting and contain a contingent net cash settlement feature.

C	Weighted-average exercise prices are as of September 30, 2016.

Note 9. Fair Value of Warrants

The following table summarizes the derivative warrant activity subject to fair value accounting for the nine months ended September 30, 2016 (in thousands):

Issued with/for	Fair value of warrants outstanding as of December 31, 2015	Fair value of warrants issued	Change in fair value of warrants	Fair value of warrants outstanding as of September 30, 2016
Financing	$17	$—	$(17)	$—
2016 Offerings	—	3,526	(712)	2,814
	$17	$3,526	$(729)	$2,814

The following tables summarize the assumptions used in computing the fair value of derivative warrants subject to fair value accounting at the date of issue or exercise during the three and nine months ended September 30, 2016 and 2015, and at September 30, 2016 and December 31, 2015.

Issued with 2016 Offerings	Issued During the Three Months Ended September 30, 2016	Issued During the Nine Months Ended September 30, 2016	As of September 30, 2016
Exercise price	$2.25	$2.25	$2.25
Expected life (years)	5.50	5.50	5.31
Expected volatility	73.28%	74.36%	72.97%
Risk-free interest rate	1.21%	1.30%	1.14%
Expected dividend yield	—%	—%	—%

Financing	As of December 31, 2015
Exercise price	$4.00
Expected life (years)	0.23
Expected volatility	70.82%
Risk-free interest rate	0.16%
Expected dividend yield	—%

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	September 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$2,814	$—	$—	$2,814
Notes payable	147	—	—	147
	$2,961	$—	$—	$2,961

	December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$17	$—	$—	$17
Notes payable	266	—	—	266
	$283	$—	$—	$283

The ultimate payment to VenturEast will be the value of 84,278 shares of common stock at the time of payment. The value of the note payable to VenturEast was determined using the fair value of our common stock less a discount for credit risk. During the three and nine months ended September 30, 2016, we recognized a gain of approximately $18,000 and $119,000, respectively, due to the change in value of the note.

At September 30, 2016, the warrant liability consists of stock warrants issued as part of the 2016 Offerings that contain contingent redemption features. At December 31, 2015, the warrant liability consisted of stock warrants that contained an exercise price adjustment feature. In accordance with derivative accounting for warrants, we calculated the fair value of these warrants, and the assumptions used are described in Note 9, “Fair Value of Warrants.” During the three and nine months ended September 30, 2016, we recognized a gain of approximately $712,000 on the warrants issued as part of the 2016 Offerings due to the decrease in our stock price. During the nine months ended September 30, 2016, we also recognized a gain of approximately $17,000 due to the expiration of the derivative warrants outstanding at December 31, 2015.

Realized and unrealized gains and losses related to the change in fair value of the VenturEast note and warrant liability are included in other income (expense) on the Consolidated Statements of Operations.

The following table summarizes the activity of the notes payable to VenturEast and the warrant liability, which were measured at fair value using Level 3 inputs (in thousands):

	Note Payable	Warrant
	to VenturEast	Liability
Fair value at December 31, 2015	$266	$17
2016 Offerings	—	3,526
Change in fair value	(119)	(729)
Fair value at September 30, 2016	$147	$2,814

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

The agreement also requires aggregate total capital contributions by us of up to an additional $4.0 million. We may make capital contributions up to $1.0 million in 2017. The timing of the remaining installments is subject to the JV's achievement of certain operational milestones agreed upon by the board of governors of the JV. In exchange for its membership interest, Mayo’s capital contribution takes the form of cash, staff, services, hardware and software resources, laboratory space and instrumentation, the fair market value of which will be approximately equal to $6.0 million. Mayo’s continued contribution will also be conditioned upon the JV’s achievement of certain milestones.

Our share of the JV’s net loss was approximately $18,000 and $343,000 for the three months ended September 30, 2016 and 2015, respectively, and approximately $45,000 and $748,000 for the nine months ended September 30, 2016 and 2015, respectively, and is included in research and development expense on the Consolidated Statements of Operations. We have a net receivable due from the JV of approximately $10,000 at September 30, 2016, which is included in other current assets in the Consolidated Balance Sheets.

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

Note 12. Related Party Transactions

John Pappajohn, our Chairman of the Board of Directors and stockholder, has 145,778 warrants outstanding at $15.00 per share at September 30, 2016, granted in consideration for personally guaranteeing our revolving line of credit through March 31, 2014. Mr. Pappajohn also loaned money to us prior to our IPO and was granted warrants in consideration. At September 30, 2016, Mr. Pappajohn retained 436,079 of these warrants at $15.00 per share. In January 2014, the Board of Directors appointed Mr. Pappajohn to serve as the Chairman of the Board. As compensation for serving as Chairman of the Board, the Company pays Mr. Pappajohn $100,000 per year and granted to Mr. Pappajohn 25,000 restricted shares of the Company’s common stock and options to purchase an aggregate of 100,000 shares of the Company's common stock.

In April 2014, we entered into a consulting agreement with Equity Dynamics, Inc. (“EDI”), an entity controlled by Mr. Pappajohn, pursuant to which EDI received a monthly fee of $10,000. Total expenses for the three months ended September 30, 2016 and 2015 were $30,000, and for the nine months ended September 30, 2016 and 2015, total expenses were $90,000. As of September 30, 2016, we owed EDI $0.

On May 25, 2016, Mr. Pappajohn purchased 317,820 shares of common stock and warrants to purchase 158,910 shares of common stock in the May Offering described in Note 6.

In 2010, we entered into a three-year consulting agreement with Dr. Chaganti, which was subsequently renewed through December 31, 2016 pursuant to which Dr. Chaganti receives $5,000 per month for providing consulting and technical support services. Pursuant to the terms of the renewed consulting agreement, Dr. Chaganti received an option to purchase 200,000 shares of our common stock at a purchase price of $15.89 per share vesting over a period of four years. Total non-cash stock-based compensation recognized under the consulting agreement for the three months ended September 30, 2016 and 2015 was $7,125 and $59,500, respectively. Total non-cash stock-based compensation recognized under the consulting agreement for the nine months ended September 30, 2016 and 2015 was $32,750 and $220,625, respectively. Also pursuant to the consulting agreement, Dr. Chaganti assigned to us all rights to any inventions which he may invent during the course of rendering consulting services to us. In exchange for this assignment, if the USPTO issues a patent for an invention on which Dr. Chaganti is listed as an inventor, we are required to pay Dr. Chaganti (i) a one-time payment of $50,000 and (ii) 1% of any net revenues we receive from any licensed sales of the invention. In the first quarter of 2016, we paid Dr. Chaganti $50,000 which was recognized as an expense in fiscal 2015 when one patent was issued.

Note 13. Contingencies

In the normal course of business, the Company may become involved in various claims and legal proceedings. In the opinion of management, the ultimate liability or disposition thereof is not expected to have a material adverse effect on our financial condition, results of operations, or liquidity.

Note 14.    Subsequent Event

On October 11, 2016, the stockholders voted to increase the number of shares reserved by the 2011 Equity Incentive Plan to 3,150,000 shares of common stock.

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

Overview

We are an emerging leader in the field of personalized medicine, enabling precision medicine in the field of oncology through our diagnostic products and services and molecular markers. We develop, commercialize and provide molecular- and biomarker-based tests and services that enable physicians to personalize the clinical management of each individual patient by providing genomic information to better diagnose, monitor and inform cancer treatment and that enable biopharmaceutical companies engaged in oncology trials to better select candidate populations and reduce adverse drug reactions by providing information regarding genomic factors influencing subject responses to therapeutics. We have a comprehensive, disease-

focused oncology testing portfolio. Our tests and techniques target a wide range of cancers, covering eight of the top ten cancers in prevalence in the United States, with additional unique capabilities offered by our Tissue of Origin® test for identifying difficult to diagnose tumor types or poorly differentiated metastatic disease.
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

We expect to continue to incur significant losses for the near future. We incurred losses of $20.2 million and $16.6 million for fiscal years ended December 31, 2015 and 2014, respectively, and $13.0 million for the nine months ended September 30, 2016.

As of September 30, 2016, we had an accumulated deficit of $111.2 million.

Acquisitions

On October 9, 2015, we acquired substantially all of the assets of Response Genetics, Inc. (“Response Genetics”), now referred to as CGI West, with its principal place of business in California, for aggregate consideration of approximately $12.9 million.

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

The top five test ordering clients during the three months ended September 30, 2016 and 2015 accounted for 39% and 59%, respectively, of our testing volumes, with 6% and 27%, respectively, of the test volume coming from community hospitals. During the three months ended September 30, 2016, one Biopharma client accounted for approximately 18% of our revenue. During the three months ended September 30, 2015, two Biopharma clients accounted for approximately 15% and 11% of our revenue, respectively.

The top five test ordering clients during the nine months ended September 30, 2016 and 2015 accounted for 31% and 80%, respectively, of our testing volumes, with 7% and 31%, respectively, of the test volume coming from community hospitals. During the nine months ended September 30, 2016, one Biopharma client accounted for approximately 10% of our revenue. During the nine months ended September 30, 2015, two Biopharma clients accounted for approximately 23% and 11% of our revenue, respectively.

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

For the three months ended September 30, 2016, Medicare accounted for approximately 14% of our total revenue, other insurance accounted for approximately 21% of our total revenue and other healthcare facilities accounted for 5% of our total revenue. For the nine months ended September 30, 2016, Medicare accounted for approximately 13% of our total revenue, other insurance accounted for approximately 20% of our total revenue and other healthcare facilities accounted for 6% of our total revenue. On average, we generate less revenue per test from other healthcare facilities billed directly, than from other insurance payers.

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

Results of Operations

Three Months Ended September 30, 2016 and 2015

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three Months Ended September 30,		Change
(dollars in thousands)	2016	2015	$	%
Revenue	$6,750	$4,001	$2,749	69%
Cost of revenues	4,444	3,103	1,341	43%
Research and development expenses	1,594	1,802	(208)	(12)%
General and administrative expenses	3,701	3,487	214	6%
Sales and marketing expenses	1,054	1,243	(189)	(15)%
Loss from operations	(4,043)	(5,634)	1,591	(28)%
Interest income (expense)	(107)	(107)	—	—%
Change in fair value of acquisition note payable	18	315	(297)	(94)%
Change in fair value of warrant liability	712	214	498	233%
Other expense	(325)	—	(325)	n/a
Net (loss)	$(3,745)	$(5,212)	$1,467	(28)%

Revenue

The breakdown of our revenue is as follows:

	Three Months Ended September 30,				Change
	2016		2015
(dollars in thousands)	$	%	$	%	$	%
Biopharma Services	$3,805	56%	$2,608	65%	$1,197	46%
Clinical Services	2,687	40%	1,150	29%	1,537	134%
Discovery Services	258	4%	243	6%	15	6%
Total Revenue	$6,750	100%	$4,001	100%	$2,749	69%

Revenue increased 69%, or $2.7 million, to $6.8 million for the three months ended September 30, 2016, from $4.0 million for the three months ended September 30, 2015, principally due to the acquisition of CGI West, whose revenue accounted for $2.0 million of the increase; an increase of $0.7 million in Biopharma and an increase of $0.1 million in Clinical Services from our other locations. The acquired business consisted of $1.5 million in Clinical Services and $0.5 million in Biopharma Services. Our average revenue (excluding probe revenue) per test decreased to $397 per test for the three months ended September 30, 2016 from $612 per test for the three months ended September 30, 2015, principally due to the additional Clinical Services revenue from our acquisition of CGI West. Clinical Services revenue has a lower per test rate than Biopharma Services. Test volume increased by 236% from 3,676 tests for the three months ended September 30, 2015 to 12,348 tests for the three months ended September 30, 2016.

Revenue from Biopharma Services increased 46%, or $1.2 million, to $3.8 million for the three months ended September 30, 2016, from $2.6 million for the three months ended September 30, 2015, due to the revenue from our acquisition of CGI West, which accounted for $0.5 million of the increase, and an increase of $0.7 million at our other locations. Revenue from Clinical Services customers increased by $1.5 million, or 134%, due to the revenue from our acquisition of CGI West, which accounted for $1.4 million of the increase, and an increase $0.1 million at our other locations.

Cost of Revenues

Cost of revenues increased 43%, or $1.3 million, for the three months ended September 30, 2016, principally due to the costs of revenue from CGI West of $1.1 million and an increase in lab supplies in our other locations of $0.3 million as a result of increased volume and revenues, partially offset by a $0.2 million reduction in compensation, as a result of the Company’s focus on reducing cost and improving gross margin. Gross margin improved to 34% during the three months ended September 30, 2016 from 22% during the three months ended September 30, 2015, due to cost reduction initiatives and synergies across locations.

Operating Expenses

Research and development expenses decreased 12%, or $0.2 million, to $1.6 million for the three months ended September 30, 2016, from $1.8 million for the three months ended September 30, 2015, principally due to the following: a $0.3 million decrease in our share of the loss from Oncospire, our joint venture with the Mayo Clinic; a decrease in our R&D expenditure of $0.3 million and a decrease of $0.1 million in compensation; partially offset by our validation projects (supplies and labor) at CGI West of $0.5 million.

General and administrative expenses increased 6%, or $0.2 million, to $3.7 million for the three months ended September 30, 2016, from $3.5 million for the three months ended September 30, 2015, principally due to the costs from the acquired business, CGI West, of $0.9 million. This increase was partially offset by the following: a decrease in compensation of $0.4 million; a decrease of $0.1 million in audit fees and a decrease in stock-based compensation of $0.2 million.

Sales and marketing expenses decreased 15%, or $0.2 million, to $1.1 million for the three months ended September 30, 2016, from $1.2 million for the three months ended September 30, 2015, principally due to decreased compensation costs of $0.2 million and decreased travel costs of $0.1 million, partially offset by the cost from the acquired business, CGI West, of $0.2 million.

Interest Income (Expense)

Net interest expense remained consistent during the three months ended September 30, 2016 and 2015.

Change in Fair Value of Acquisition Note Payable

The change in fair value of note payable resulted in approximately $18,000 and $0.3 million in non-cash income for the three months ended September 30, 2016 and 2015, respectively. The fair value of the note representing part of the purchase price for BioServe decreased as a consequence of a decrease in our stock price.

Change in Fair Value of Warrant Liability

Changes in fair value of some of our common stock warrants may impact our quarterly results.  Accounting rules require us to record certain of our warrants as a liability, measure the fair value of these warrants each quarter and record changes in that value in earnings. As a result of a decrease in our stock price, we recognized non-cash income of $0.7 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively.  In the future, if our stock price increases, we would record a non-cash charge as a result of changes in the fair value of our common stock warrants.  Consequently, we may be exposed to non-cash charges, or we may record non-cash income, as a result of this warrant exposure in future periods.

Other Expense

During the three months ended September 30, 2016, we expensed $0.3 million of offering costs associated with the derivative warrants issued in the 2016 Offerings.

Nine Months Ended September 30, 2016 and 2015

The following table sets forth certain information concerning our results of operations for the periods shown:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2016	2015	$	%
Revenue	$19,819	$12,556	$7,263	58%
Cost of revenues	12,832	9,342	3,490	37%
Research and development expenses	4,806	4,335	471	11%
General and administrative expenses	11,677	9,536	2,141	22%
Sales and marketing expenses	3,731	3,543	188	5%
Loss from operations	(13,227)	(14,200)	973	(7)%
Interest income (expense)	(323)	(197)	(126)	64%
Change in fair value of acquisition note payable	119	(91)	210	100%
Change in fair value of warrant liability	729	18	711	3,950%
Other expense	(325)	—	(325)	n/a
Net (loss)	$(13,027)	$(14,470)	$1,443	(10)%

Revenue

The breakdown of our revenue is as follows:

	Nine Months Ended September 30,				Change
	2016		2015
(dollars in thousands)	$	%	$	%	$	%
Biopharma Services	11,374	57%	$8,614	69%	$2,760	32%
Clinical Services	7,685	39%	3,274	26%	4,411	135%
Discovery Services	760	4%	668	5%	92	14%
Total Revenue	$19,819	100%	$12,556	100%	$7,263	58%

Revenue increased 58%, or $7.3 million, to $19.8 million for the nine months ended September 30, 2016, from $12.6 million for the nine months ended September 30, 2015, principally due to the acquisition of CGI West, whose revenue accounted for $6.2 million of the increase. The acquired business consisted of $4.6 million in Clinical Services and $1.6 million in Biopharma Services. There was also an increase of $1.2 million in Biopharma Services at our other locations and an increase of $0.1 million in our Discovery Services, partially offset by a decrease of $0.2 million in our Clinical Services at our other locations. Our average revenue (excluding probe revenue) per test decreased to $408 per test for the nine months ended September 30, 2016 from $600 per test for the nine months ended September 30, 2015, principally due to the additional Clinical Services revenue from our acquisition of CGI West. Clinical Services revenue has a lower per test rate than Biopharma Services. Test volume increased by 218% from 11,378 tests for the nine months ended September 30, 2015 to 36,156 tests for the nine months ended September 30, 2016.

Revenue from Biopharma Services increased 32%, or $2.8 million, to $11.4 million for the nine months ended September 30, 2016, from $8.6 million for the nine months ended September 30, 2015, due to the revenue from our acquisition of CGI West, which accounted for $1.6 million of the increase, and an increase of $1.2 million from our other locations. Revenue from Clinical Services customers increased by $4.4 million, or 135%, for the nine months ended September 30, 2016 due to the revenue from our acquisition of CGI West, which accounted for $4.6 million of the increase, which was partially offset by a decrease in revenue of $0.2 million at our other locations.

Cost of Revenues

Cost of revenues increased 37%, or $3.5 million, for the nine months ended September 30, 2016, principally due to the costs of revenue from CGI West of $4.2 million; increases at our locations in lab supplies of $0.2 million, shipping costs of $0.3 million, and stock based compensation of $0.1 million. These increases were partially offset by a $0.8 million reduction in compensation and a $0.4 million reduction in outsourced services. These reductions were a result of the Company's focus on reducing cost and improving gross margin. Gross margin improved to 35% during the nine months ended September 30, 2016 from 26% during the nine months ended September 30, 2015, due to cost reduction initiatives.

Operating Expenses

Research and development expenses increased 11%, or $0.5 million, to $4.8 million for the nine months ended September 30, 2016, from $4.3 million for the nine months ended September 30, 2015, principally due to the following: validation projects at CGI West as well as our existing locations. This initiative saw increases in costs of $1.2 million at our California location and $0.5 million at our other locations for labor and lab supplies. These increases were partially offset by the following: a $0.7 million decrease in our share of the loss from Oncospire, our joint venture with the Mayo Clinic; a reduction in stock based compensation of $0.2 million and a reduction of $0.3 million in our R&D projects expenditure.

General and administrative expenses increased 22%, or $2.1 million, to $11.7 million for the nine months ended September 30, 2016, from $9.5 million for the nine months ended September 30, 2015, principally due to the following: costs from the acquired business, CGI West, of $2.5 million and increased insurance, legal, licenses and information technology costs as a result of our expanded operations of $0.9 million. These increases were partially offset by the following: a reduction of $0.2 million in audit fees; a reduction of $0.2 million in the bad debt allowance; a reduction of $0.2 million in public relations costs; a reduction of $0.5 million in stock based compensation costs and a reduction of $0.2 million in recruiting and medical billing costs.

Sales and marketing expenses increased 5%, or $0.2 million, to $3.7 million for the nine months ended September 30, 2016, from $3.5 million for the nine months ended September 30, 2015, principally due to increased costs from CGI West of $0.9 million, partially offset by the following: a reduction of compensation of $0.4 million and a reduction of $0.3 million in consulting, recruiting and travel and entertainment.

Interest Income (Expense)

Net interest expense increased 64%, or $0.1 million, principally due to the higher interest rate related to the debt we refinanced in May 2015.

Change in Fair Value of Acquisition Note Payable

The change in fair value of note payable resulted in $0.1 million in non-cash income for the nine months ended September 30, 2016, as compared to non-cash expense of $0.1 million for the nine months ended September 30, 2015. The fair value of the note representing part of the purchase price for BioServe decreased during the nine months ended September 30, 2016 as a consequence of a decrease in our stock price.

Change in Fair Value of Warrant Liability

Changes in fair value of some of our common stock warrants may impact our quarterly results.  Accounting rules require us to record certain of our warrants as a liability, measure the fair value of these warrants each quarter and record changes in that value in earnings. As a result of a decrease in our stock price, we recognized non-cash income of $0.7 million and $18,000 for the nine months ended September 30, 2016 and 2015, respectively. In the future, if our stock price increases, we would record a non-cash charge as a result of changes in the fair value of our common stock warrants.  Consequently, we may be exposed to non-cash charges, or we may record non-cash income, as a result of this warrant exposure in future periods.

Other Expense

During the nine months ended September 30, 2016, we expensed $0.3 million of offering costs associated with the derivative warrants issued in the 2016 Offerings.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity have been funds generated from our debt financings and equity financings. In addition, we have generated funds from the following sources: (i) cash collections from customers and (ii) cash received from sale of state NOL’s.

In general, our primary uses of cash are providing for operating expenses, working capital purposes and servicing debt. As of
September 30, 2016, we have not borrowed on our line of credit, which allowed for borrowings of up to $4.0 million. On January 28, 2016, the Line of Credit was amended with SVB, and we are no longer able to draw on the Line of Credit until we raise approximately $2.5 million of additional equity. As discussed in Note 1 of Notes to Unaudited Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-Q, the Company raised $5.0 million in May of 2016 and $5.5 million in September of 2016. Our largest source of operating cash flow is cash collections from our customers.

2016 Offerings

May Offering

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

September Offering

On September 14, 2016, we sold 2,750,000 shares of common stock in a public offering and warrants to purchase 1,375,000 shares of common stock in a concurrent private placement at a combined price of $2.00 per common share. These offerings resulted in gross proceeds of $5.5 million. In addition, we issued warrants to purchase an aggregate of 137,500 shares of common stock to the placement agent. Subject to certain ownership restrictions, the warrants will be initially exercisable six months from the issuance date at an exercise price of $2.25 per share of common stock. The warrants are exercisable for five years from the initial exercise date.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Nine Months Ended September 30,
(in thousands)	2016	2015
Cash provided by (used in):
Operating activities	$(17,299)	$(9,950)
Investing activities	(472)	4,571
Financing activities	9,028	(257)
Net (decrease) in cash and cash equivalents	$(8,743)	$(5,636)

We had cash and cash equivalents of $10.7 million at September 30, 2016, and $19.5 million at December 31, 2015.

The $8.7 million decrease in cash and cash equivalents for the nine months ended September 30, 2016, principally resulted from $17.3 million of net cash used in operations, fixed asset additions of $0.3 million, patent costs of $0.1 million, capital lease payments of $0.1 million and principal payments on the bank term note of $0.8 million, offset by $10.0 million of net proceeds from the 2016 Offerings.

The $5.6 million decrease in cash and cash equivalents for the nine months ended September 30, 2015, principally resulted from $10.0 million of net cash used in operations and a $0.9 million deposit paid to acquire Response Genetics offset by a $6.0 million decrease in restricted cash related to our debt financing facility with Silicon Valley Bank that does not require us to maintain restricted cash accounts.

At September 30, 2016, we had total indebtedness of $5.3 million, excluding capital lease obligations.

Cash Used in Operating Activities

Net cash used in operating activities was $17.3 million for the nine months ended September 30, 2016. We used $10.5 million in net cash to fund our core operations, which included $0.3 million in cash paid for interest. We incurred additional uses of cash when adjusting for working capital items as follows: a net increase in accounts receivable of $7.1 million and an increase in other current assets of $0.1 million, offset by a net increase in accounts payable, accrued expenses and deferred revenue of $0.4 million.

We have a number of initiatives underway to bring use of cash from accounts receivable growth down to lower levels.  We have made significant progress in this area and all of the claims that were delayed due to system and integration issues from CGI West have been input and billed.  These efforts are improving our cash collections and we expect this trend to continue in the future.

For the nine months ended September 30, 2015, we used $10.0 million in operating activities. We used $10.4 million in net cash to fund our core operations, which included $0.2 million in cash paid for interest. We incurred additional uses of cash when adjusting for working capital items as follows: a net increase in accounts receivable of $0.3 million; an increase in other current assets of $0.4 million, which includes prepayments for our insurance policies; an increase in other non-current assets of $0.1 million; and a net decrease in deferred rent and other of $0.1 million, offset by a net increase in accounts payable, accrued expenses and deferred revenue of $1.3 million.

Cash Provided by/Used in Investing Activities

Net cash used in investing activities was $0.5 million for the nine months ended September 30, 2016 and resulted from the purchase of fixed assets of $0.3 million and patent costs of $0.1 million.

Net cash provided by investing activities was $4.6 million for the nine months ended September 30, 2015 and principally resulted from a $6 million decrease in restricted cash related to our new debt financing facility with Silicon Valley Bank that does not require us to maintain restricted cash accounts, partially offset by a $0.9 million deposit paid to acquire Response Genetics.

Cash Provided by/Used in Financing Activities

Net cash provided by financing activities was $9.0 million for the nine months ended September 30, 2016 and principally resulted from proceeds received in the 2016 Offerings of $10.0 million, offset by principal payments made on the bank term note of $0.8 million and capital lease payments of $0.1 million.

Net cash used in financing activities was $0.3 million for the nine months ended September 30, 2015 and principally resulted from payments for deferred equity offering costs of $0.2 million.

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

We believe that our current cash will support operations for at least the next 6 to 9 months. We are exploring opportunities for additional equity or debt financing, and we are taking steps to improve our operating cash flow. We can provide no assurances that our current actions will be successful or that any additional sources of financing will be available to us on favorable terms, if at all, when needed. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative, sales and marketing and research and development activities are forward-looking statements and involve risks and uncertainties.

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

Our forecast of the period of time through which our current financial resources will be adequate to support our operations and our expected operating expenses are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

•	our ability to achieve revenue growth and profitability;

•	the costs for funding the operations we recently acquired and our ability to successfully integrate those operations with and into our own;

•	our ability to improve efficiency of billing and collection processes;

•	our ability to obtain approvals for our new diagnostic tests;

•	our ability to execute on our marketing and sales strategy for our genomic tests and gain acceptance of our tests in the market;

•	our ability to obtain adequate reimbursement from governmental and other third-party payors for our tests and services;

•	the costs, scope, progress, results, timing and outcomes of the clinical trials of our diagnostic tests;

•	the costs of operating and enhancing our laboratory facilities;

•	our ability to succeed with our cost control initiative;

•	the timing of and the costs involved in regulatory compliance, particularly if the regulations change;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	our ability to manage the costs of manufacturing our tests;

•	our rate of progress in, and cost of research and development activities associated with, tests in research and early development;

•	the effect of competing technological and market developments;

•	costs related to expansion;

•	our ability to secure financing and the amount thereof; and

•	other risks and uncertainties discussed in our annual report on Form 10-K for the year ended December 31, 2015 and other reports, as applicable, we file with the Securities and Exchange Commission.

We expect that our operating expenses and capital expenditures will increase in the future as we expand our business and integrate our recent acquisitions. We plan to increase our sales and marketing headcount to promote our new clinical tests and services and to expand into new geographies and to increase our research and development expenditures associated with performing work with research collaborators, to expand our pipeline and to perform work associated with our research collaborations. For example, in 2011 we entered into an affiliation agreement to form a joint venture with the Mayo Foundation for Medical Education and Research pursuant to which we made an initial $1.0 million capital contribution in October 2013 and $1.0 million in the third quarter of 2014. We currently anticipate that we may make capital contributions up to $1.0 million in 2017 and may make additional capital contributions of up to $3.0 million, subject to the joint venture entity’s achievement of certain operational milestones. Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we may need to raise additional capital to fund our operations.

Subject to the availability of financing, we may use significant cash to fund acquisitions. On October 9, 2015, we acquired substantially all of the assets of Response Genetics for aggregate consideration of approximately $12.9 million consisting of $7.5 million in cash and our common stock valued at approximately $5.4 million.

In May 2015, we entered into a line of credit with Silicon Valley Bank. Pursuant to the amendment dated January 28, 2016, the Company agreed not to draw on the line of credit until $2.5 million of additional equity is raised. As discussed in Note 1 of Notes to Unaudited Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-Q, the Company raised $5.0 million in May of 2016 and $5.5 million in September of 2016. See Note 5 of Notes to Unaudited Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-Q.

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

•	ability to raise additional capital to meet our liquidity needs;

•	our ability to improve efficiency of billing and collection processes;

•	our ability clinically validate our pipeline of genomic microarray tests currently in development;

•	our ability to execute on our marketing and sales strategy for our genomic tests and gain acceptance of our tests in the market;

•	our ability to keep pace with rapidly advancing market and scientific developments;

•	our ability to satisfy U.S. (including FDA) and international regulatory requirements with respect to our tests and services, many of which are new and still evolving;

•	our ability to obtain reimbursement from governmental and other third-party payors for our tests and services;

•	competition from clinical laboratory services companies, diagnostic tests currently available or new tests that may emerge;

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

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended, as of September 30, 2016, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.        Legal Proceedings

In the normal course of business, the Company may become involved in various claims and legal proceedings. In the opinion of management, the ultimate liability or disposition thereof is not expected to have a material adverse effect on our financial condition, results of operations, or liquidity.

Item 1A.    Risk Factors

There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our annual report on Form 10-K for the year ended December 31, 2015, except for the risk factor set forth in our current report on Form 10-Q under Item 1A, filed on August 9, 2016, which Risk Factors are incorporated herein by reference as if set forth in full.

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

Cancer Genetics, Inc.
(Registrant)

Date: November 9, 2016	/s/ Panna L. Sharma
Panna L. Sharma
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2016	/s/ Edward J. Sitar
Edward J. Sitar
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

4.1
Form of Warrant Agreement of Cancer Genetics, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2016).

10.1
Form of Securities Purchase Agreement, dated September 8, 2016, by and between Cancer Genetics, Inc. and various purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2016).

10.2
Engagement Letter between Cancer Genetics, Inc. and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC, dated as of September 8, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2016).

10.3
Amendment, dated as of October 11, 2016, to Amended and Restated Cancer Genetics, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on October 12, 2016).

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

101
The following materials from the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet at September 30, 2016 (unaudited) and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine month periods ended September 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2016 and 2015 (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited)

*	Filed herewith.
**	Furnished herewith.