Form 10-K
period 2016-12-31
CANCER GENETICS, INC
filed 2017-03-23
CIK 1349929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐    No:  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $27 million on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $1.99 on that date.
Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of March 1, 2017:

Class	Number of Shares
Common Stock, $.0001 par value	18,935,594

Documents incorporated by reference

Portions of the registrant’s proxy statement for the 2017 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2016, are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” or the negative of those terms, and similar expressions and comparable terminology intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including those set forth below and under Part I, Item 1A, “Risk Factors” in this annual report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this annual report on Form 10-K and, except as required by law, we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this annual report on Form 10-K. You should read this annual report on Form 10-K and the documents referenced in this annual report on Form 10-K and filed as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Such statements may include, but are not limited to, statements concerning the following:

•
our ability to achieve profitability by increasing sales of our laboratory tests and services and to continually develop and commercialize novel and innovative diagnostic tests and services for cancer patients;

•	our ability to raise additional capital to meet our liquidity needs;

•	our ability to clinically validate our pipeline of genomic microarray tests currently in development;

•	our ability to execute on our marketing and sales strategy for our genomic tests and gain acceptance of our tests in the market;

•	our ability to develop new tests and keep pace with rapidly advancing market and scientific developments;

•	our ability to satisfy U.S. (including FDA) and international regulatory requirements with respect to our tests and services, many of which are new and still evolving;

•	our ability to obtain reimbursement from governmental and other third-party payors for our tests and services;

•	competition from clinical laboratory services companies, diagnostic tests currently available or new tests that may emerge;

•
our ability to maintain our clinical collaborations and enter into new collaboration agreements with highly regarded organizations in the cancer field so that, among other things, we have access to thought leaders in the field and to a robust number of samples to validate our tests;

•	our reliance on a limited number of customers and our ability to maintain our present customer base and obtain new customers;

•	potential product liability or intellectual property infringement claims;

•	our reliance on a limited number of suppliers for components for our tests;

•	our dependency on third-party manufacturers to supply or manufacture our tests;

•	our ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel with extensive experience in oncology, who are in short supply;

•	our ability to obtain or maintain patents or other appropriate protection for the intellectual property in our proprietary tests and services;

•	our dependency on the intellectual property licensed to us or possessed by third parties;

•	our ability to expand our relationships with leading distributors and medical facilities in emerging markets;

•	our ability to adequately support future growth.

PART I

Item 1.	Business.

Overview

We are an emerging leader in the field of precision medicine, enabling individualized therapies in the field of oncology through our diagnostic products and services and molecular markers. We develop, commercialize and provide molecular- and biomarker-based tests and services that enable physicians to personalize the clinical management of each individual patient by providing genomic information to better diagnose, monitor and inform cancer treatment and that enable biotech and pharmaceutical companies engaged in oncology trials to better select candidate populations and reduce adverse drug reactions by providing information regarding genomic factors influencing subject responses to therapeutics. We have a comprehensive, disease-focused oncology testing portfolio. Our tests and techniques target a wide range of cancers, covering nine of the top ten cancers in prevalence in the United States, with additional unique capabilities offered by our FDA-cleared Tissue of Origin® test for identifying difficult to diagnose tumor types or poorly differentiated metastatic disease.

Our vision is to become the oncology diagnostics partner for pharmaceutical and biotech companies and clinicians by participating in the entire care continuum from bench to bedside. We believe the oncology industry is undergoing a rapid evolution in its approach to diagnostic, prognostic and treatment outcomes (theranostic) testing, embracing precision medicine and individualized testing as a means to drive higher standards of patient treatment and disease management. Similarly, pharmaceutical and biotech companies are increasingly working with precision diagnostic and molecular technology providers such as CGI to provide molecular profiles on clinical trial participants. These profiles may help identify biomarker and genomic variations that may be responsible for differing responses to oncology therapies, thereby increasing the efficiency of trials while lowering costs. We believe tailored and combination therapies can revolutionize oncology care through molecular- and biomarker-based testing services, enabling physicians and researchers to target the factors that make each patient and disease unique.

We believe the next wave in cancer management will bring together testing capabilities for germline, or inherited mutations, and somatic mutations that arise in tissues over the course of a lifetime. We have created a unique position in the industry by providing both targeted somatic analysis of tumor sample cells alongside germline analysis of an individual's non-cancerous cells' molecular profile as we attempt to continue achieving milestones in precision medicine.

Cancer is genetically-driven and constitutes a diverse class of diseases with various causes, each characterized by uncontrollable cell growth. Many cancers are becoming increasingly understood at a molecular level and it is possible to attribute specific cancers to identifiable genetic changes in unhealthy cells. Cancer cells contain modified genetic material compared to normal human cells. Common genetic abnormalities correlated to cancer include gains or losses of genetic material on specific chromosomal regions (loci) or changes in specific genes (mutations) that ultimately result in detrimental cellular changes followed by cancerous or pre-cancerous conditions. Understanding the differences in these molecular changes helps clinicians to identify and stratify different forms of cancer in order to optimize patient treatment and patient management. Therefore, understanding and analysis of cancer at the molecular level is not only useful for diagnostic purposes, but we also believe it can play an important role in prognosis and disease management. We believe technology that can apply predictive information has the potential to dramatically improve treatment outcomes for patients living with cancer. Our molecular- and biomarker-based tests for cancer aim to remove subjectivity from the diagnostic phase, and add prognostic information, thus enabling personalized treatments based on cancer analysis at its most basic level.

Our business is based on demand for molecular- and biomarker-based diagnostic services from three main sectors, including cancer centers and hospitals, biotechnology and pharmaceutical companies, and the research community. Clinicians and oncologists in cancer centers and hospitals seek testing since these methods often produce higher value and more accurate cancer diagnostic information than traditional analytical methods. Our proprietary and disease-focused tests aim to provide actionable information that can guide patient management decisions, potentially resulting in decreased costs for care providers and patients while streamlining therapy selection. Our services are also sought by biotechnology and pharmaceutical companies engaged in designing and running clinical trials to determine the value and efficacy of oncology treatments and therapeutics. We believe trial participants' likelihood of experiencing either favorable or adverse responses to the trial treatment may be influenced or dependent on genomic factors. Our testing services may increase trial efficiency, subject safety and trial success rates. Our services are also sought by researchers and research groups seeking to identify biomarkers and develop methods for diagnostic technologies and tests for disease. We aggressively pursue the strategy of trying to demonstrate increased value and efficacy with payors who are trying to contain costs and academic collaborators seeking to develop new insights and cures.

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

The following table lists our market strategy by customer category:

Customer Category	Types of Customers	Nature of Services
Clinical Services	• Hospitals • Cancer Centers • Clinics	Clinical services provide information on diagnosis, prognosis and predicting treatment outcomes (theranosis) of cancers to guide patient management.
Biopharma Services	• Pharmaceutical and Biotech companies performing clinical trials
Biopharma services provide companies with customized solutions for patient stratification and treatment selection through an extensive suite of molecular- and biomarker-based testing services, customized assay development and trial design consultation.

Discovery Services	• Pharmaceutical and Biotech companies • Academic Institutions • Government-Sponsored Research Institutions	Discovery services provide the tools and testing methods for companies and researchers seeking to identify new molecular-based biomarkers for disease.

In 2016, we generated approximately 57% of our revenue from Biopharma Services, approximately 39% from Clinical Services and approximately 4% from Discovery Services. In 2015, we generated approximately 64% of our revenue from Biopharma Services, approximately 31% from Clinical Services and approximately 5% from Discovery Services.

We utilize relatively the same proprietary and nonproprietary molecular diagnostic tests and technologies across all of our service offerings to deliver results-oriented information important to cancer treatment and patient management. Our portfolio primarily includes comparative genomic hybridization (CGH) microarrays, gene expression tests, next generation sequencing (NGS) panels, and DNA fluorescent in situ hybridization (FISH) probes. We provide our testing services from our Clinical Laboratory Improvement Amendments (“CLIA”) - certified and College of American Pathologists (“CAP”) - accredited laboratories in Rutherford, NJ, Los Angeles, CA, and Raleigh, NC, as well as our NABL and GMP-certified laboratories in Hyderabad, India and Shanghai, China.

Market Overview

United States Clinical Oncology Market Overview

Despite many advances in the treatment of cancer, it remains one of the greatest areas of unmet medical need. In 2015, the World Health Organization attributed 8.8 million deaths (16% of all deaths) worldwide to cancer-related causes, and projects that over the next two decades the number of new cancer cases will rise to approximately 23 million by the year 2032. Within the United States, cancer is the second most common cause of death, exceeded only by heart disease, accounting for nearly one out of every four deaths. The incidence and deaths caused by the major cancer categories are staggering. The following table published by The American Cancer Society shows estimated new cases and deaths in 2016 in the United States for selected major cancer types:

Cancer Type	Estimated New Cases For 2016	Estimated Deaths For 2016
Breast............................	249,260	40,890
Cervical.........................	12,990	4,120
Colorectal......................	134,490	49,190
Endometrial...................	60,050	10,470
Kidney...........................	62,700	14,240
Leukemia......................	60,140	24,400
Lung..............................	224,390	158,080
Melanoma.....................	76,380	10,130
Multiple Myeloma........	28,170	11,500
Non-Hodgkin's Lymphomas...................	72,580	20,150
Ovarian.........................	22,280	14,240
Pancreatic......................	53,070	41,780
Prostate.........................	180,890	26,120

United States Clinical Trials Market Overview

The United States is currently a world leader in biopharmaceutical research and development and manufacturing. In Fiscal Year 2016, the National Cancer Institute received a budget of $5.21 billion, an increase of $260.5 million over FY 2015, to issue grants to address health care disparities, support research, and conduct oncology clinical trials. The Pharmaceutical Research and Manufactures of America (PhRMA) reports that the average cost to develop a drug, including trial failures, can be as high as $2.6 billion and the approval process from development to market may be as long as 15 years. According to the National Cancer Institute, since the 1990s, cancer death rates have declined 23%, and approximately 83% of life expectancy increases in cancer patients are due to new treatments and oncology medications.

While oncology drugs have the potential to be among the most personalized therapeutics, oncology clinical trials continue to have some of the poorest approval rates. The application of pharmacogenomics to oncology clinical trials enables researchers to better predict differences in drug response, efficacy and toxicity among trial participants, as well as to optimize treatment regimens based on these differences. According to IMS Health, it is estimated that by 2020, half of all pharmaceutical sales in the United States will be from specialty drugs, a category of drugs including oncology treatments tailored to patients’ genomic profiles. A study by Grand Market Research places the oncology market at 34% of revenue for molecular diagnostics services in 2013, with the pharmacogenomics market following closely at 26.3%. Pharmacogenomics is the study of genetic analysis based on a patient's response to a particular therapy or drug. We believe a growing demand for faster development of personalized medicines and more effective clinical trials are growth drivers of this market.

India Clinical Oncology and Biopharma Market Overview

India has a growing market for molecular diagnostics and oncology services. According to a report published by Ernst and Young, approximately 1.1 million new cases of cancer were officially reported, and as many as 2.2 million new cases were estimated, in India in 2015. In those cancer types for which we provide diagnostic and prognostic proprietary tests and services, incidences are also predicted to rise steadily over the next decade even while the population is expected to experience a decrease in population growth rate. Gynecological cancers account for approximately 12% of the total cancer incidence among the Indian population, and 30% of the cancer incidence among women. Furthermore, 70-80% of cancers in India are first detected in advanced or terminal stages, indicating an important opportunity in this market for DNA-based oncology diagnostic tools that can provide early-stage information to guide treatment resulting in greater survival rates.

It is estimated by the India Brand Equity Foundation that the Indian biotech and pharmaceutical markets are expected to experience over a 30% increase in compound annual growth rate by 2025 due to favorable business conditions and increasing government expenditures in these sectors. The biopharmaceutical services segment accounted for the largest share of sector growth in 2013 and 2014, accounting for approximately 64% of total revenues, and experienced the highest growth rate in this period, with an approximately 18% compound annual growth rate. Over the next decade, growth in this industry is anticipated to come largely from India’s strong position in biosimilar and molecular diagnostics, as well as from personalized medicine. The Indian government has been increasing spending on the biotech and pharmaceutical sectors through 5-year budget allocation plans aimed at research and development as well as health care.

China Clinical Oncology and Biopharma Market Overview

The Chinese biopharma market is currently the third largest pharma market globally, after the United States and Japan. With more than one fifth of the world's population, China is an important market for pharmaceutical and biotech products and China's minister of health has pledged that the country will spend an additional $11.8 billion to advance biotech innovation from 2015 to 2020 in its 13th five-year plan. Cancer is one of the leading public health problems in China, representing approximately 25% of all deaths in urban areas and 21% in rural areas. Over the past 30 years, the risk factors for cancer in China have been increasing, including an aging population, decreased environmental conditions and westernization of diet and lifestyle. Our Shanghai laboratory performs clinical trials services for biotech and pharmaceutical companies in China, where governmental regulations prevent human samples from being exported from the country.

Our Strategy

We are focused on delivering our comprehensive cancer profiling and state of the art molecular diagnostic capabilities to a diverse group of market participants, including:

•	Biotechnology companies;

•	Pharmaceutical companies;

•	Cancer centers;

•	Community hospitals; and

•	Research centers

All of these participants require biomarker-based assessment of cancer and biomarker-based information to understand and manage the patient, their cancer and customized therapy choices. We believe that our integrated approach to testing combined with our ability to rapidly translate research insights about the genetics and molecular mechanisms of cancer into the clinical setting will improve patient treatment decision-making, and will become a key component in the standard of care for personalized cancer treatment. Our approach is to develop and commercialize proprietary molecular and biomarker-based tests and services to enable us to provide a full service solution to improve the diagnosis, prognosis and treatment of targeted cancers and to better predict differences in drug response, efficacy and toxicity among clinical trial participants, as well as to optimize treatment regimens based on these differences. To achieve this, we intend to:

•
Leverage our specialized, disease-focused genomic knowledge, insights and proprietary portfolio to secure additional collaborations or partnerships with leading biotech and pharmaceutical companies and clinical research organizations. Oncology drugs have the potential to be among the most personalized of therapeutics, and yet oncology trials have one of the worst approval success rates. In an effort to improve the outcome of these trials, and more rapidly advance targeted therapeutics, the biotechnology and pharmaceutical community is increasingly looking to companies like us that have both proprietary disease insights and comprehensive testing services as they move toward biomarker-based therapeutics. We believe our comprehensive, disease-focused testing portfolio, which covers 9 of the 10 most prevalent solid and hematological cancers positions us to help the biotech and pharmaceutical community with clinical trials and companion diagnostic development in areas of our core expertise.

•
Leverage our expanded clinical sales force and our relationships with global central laboratories to expand our customer base. We believe that our joint clinical sales force is among the largest oncology-focused clinical sales groups in the molecular diagnostics field. By leveraging our clinical and biopharma sales force in the United States, along with our relationships with international central laboratories and clinical research organizations, we are able to target our sales and marketing efforts to meet the needs of an expanding and diverse customer segment. In mid-2015 and 2016, we entered into a strategic alliance with the laboratory services group of ICON plc, and with BARC Global Central Laboratory, a division of Cerba HealthCare, each a global contract research organization (“CRO”), which we are leveraging to expand our biopharma customer base.

•
Continue our focus on translational oncology and drive innovation and cost efficiency in diagnostics by continuing to develop next generation sequencing offerings independently and through our joint venture with Mayo Clinic. Translational oncology refers to our focus on bringing novel research insights that characterize cancer at the genomic level directly and rapidly into the clinical setting with the overall goal of improving value to patients and providers in the treatment and management of disease. We believe that continuing to develop our existing platforms and next generation sequencing panels will enable significant growth and efficiencies within our business. We will continue to develop next generation sequencing panels independently as well as leverage our joint venture with Mayo Clinic to advance this diagnostic technology.

•
Work with health care providers and payors to demonstrate the value of our testing in providing cost efficient and accountable care. We seek to increase market access by entering into contracts with key payors, cost management organizations and insurance providers and to secure additional coverage for FHACT®, TOO® and Focus::NGS® panels.

•
Continue to aggressively manage our cost structure. We are focused on aggressively managing our operating costs while continuing to seek additional revenue growth opportunities. We are implementing measures to streamline costs across our laboratory facilities, including integrating administrative functions across our US and India operations and implementing key financial enterprise resource planning and human resource systems that enable greater efficiency.

Our Service Offerings

Our business is based on demand for molecular- and biomarker-based characterization of cancers from three main sectors: cancer centers and hospitals, biotechnology and pharmaceutical companies, and the research community. Clinicians and oncologists in cancer centers and hospitals seek molecular-based testing since these methods often produce higher value and more accurate cancer diagnostic information than traditional analytical methods. Our proprietary and disease-focused tests aim to provide actionable information that can guide patient management decisions, potentially resulting in decreased costs for care providers and patients while streamlining therapy selection. Our services are also sought by biotechnology and pharmaceutical companies engaged in designing and running clinical trials for their value and efficacy in oncology treatments and therapeutics. We believe trial participants' likelihood of experiencing either favorable or adverse responses to the trial treatment can be determined by biomarker testing, thereby increasing trial efficiency, participant safety and trial success rates. Our services are also sought by researchers and research groups seeking to identify biomarkers and panels and develop methods for diagnostic technologies and tests for disease. We aggressively pursue the strategy of trying to demonstrate increased value and efficacy with payors who are trying to contain costs and academic collaborators seeking to develop new insights and cures.

Our market strategy is organized to align with the three aforementioned industry segments. We utilize relatively the same proprietary tests, non-proprietary test and technologies across each of these businesses to deliver results-oriented information important to cancer treatment and patient management.

Clinical Services

We provide our proprietary tests and services, along with a comprehensive range of non-proprietary oncology-focused tests and laboratory services, to oncologists and pathologists at hospitals, cancer centers, and physician offices. Our proprietary tests target cancers that are difficult to prognose and predict treatment outcomes through currently available mainstream techniques. We utilize an expansive range of non-proprietary test and technologies to provide a comprehensive profile for each patient we serve. Clinical testing is available through anatomic pathology, flow cytometry, karotype, FISH, liquid biopsy and molecular diagnostics (including next generation sequencing and gene expression panels).

Our comprehensive oncology-focused testing services for cancer are utilized in the diagnosis, prognosis and prediction of treatment outcomes (theranosis) of cancer patients and are growing rapidly as clinicians demand more precise and more comprehensive diagnostic evaluation of their patients. We believe our ability to rapidly translate research insights about the genetics and molecular mechanisms of cancer into the clinical setting will improve patient treatment and management and that this approach can become a key component in the standard of care for personalized cancer treatment. We utilize highly skilled scientists, pathologists and hematologists in our laboratories, with 46% of individuals holding advanced degrees. These individuals assist our customers in integrating and technically assessing the testing results for their patients.

We believe that our proprietary tests provide superior diagnostic and prognostic values than other currently available tests and services. For example, prior to the introduction of MatBA®, the assessment of the gain or loss on only four chromosomal regions and potentially one gene mutation was available to clinicians when testing for and stratifying a CLL patient. MatBA® improves on this by identifying information on a total of twenty chromosomal regions, providing more valuable diagnostic data and critical information about the risk of progression and overall prognosis of the patient. For particular cases, patient results indicating a “favorable outcome” that would have been reported to the clinician was determined by MatBA® to be inaccurate, leading to a change in the prognosis and consequently decision-making by the clinician regarding the management of these patients.

Our clinical services strategy is focused on direct sales to oncologists and pathologists at hospitals, cancer centers, and physician offices in the United States, and expanding our relationships with leading distributors and medical facilities in emerging markets. As part of our market strategy for our clinical services, we offer the branded testing programs described below.

CompleteTM Program.  Our CompleteTM program is our branded program offering a unique suite of common and proprietary tests that assist clinicians in determining the best treatment options to improve patient outcomes. Each CompleteTM program integrates the latest diagnostic and prognostic biomarkers across multiple testing methodologies. We offer Complete testing for a number of hematological cancers and solid tumors, including AML, CLL, DLBCL, MDS, myeloproliferative neoplasms (MPN), colorectal, lung and breast cancers.

Expand DXTM/Technical-Only Testing. According to the American Hospital Association, there are nearly 5,000 community hospitals in the United States. Community hospitals represent a large target market for our genomic tests and services because approximately 85% of cancer patients in the United States are initially diagnosed in such hospitals as reported to the National Cancer Database. Our Expand DXTM/Technical-Only Testing program is a partnership initiative offered by us to help community-based hospitals expand their clinical services. By partnering with us community-based hospitals and pathology labs have cost-effective access to advanced testing technologies and specialized testing capabilities and deep experience in hematological and solid-tumor oncology diagnostics of our clinical reference laboratories in New Jersey and California. Through this program, clinicians can send patient specimens to our laboratories, where the technical component of the testing is performed, and then access the test results through an online portal in order to perform the professional component and provide a diagnosis. We believe our Expand DXTM/Technical-Only Testing program will enable community hospitals and pathology laboratories to optimize and expand their oncology services to better serve their cancer patients and reduce costs associated with cancer care.

Tissue of Origin® Test. Our FDA-cleared Tissue of Origin® test, or TOO®, is a gene expression test that is indicated when there is clinical uncertainty about a poorly differentiated or undifferentiated, or a metastatic tumor where the primary tissue of cancer development is unknown. The Tissue of Origin® test we believe is the only FDA-cleared test of its kind, and can determine the most likely tissue of origin of a patient tumor sample from the fifteen most common tumor types - including thyroid, breast, pancreas, colon, ovarian and prostate - which account for ninety percent of all incidences of solid tissue tumors, by measuring the expression levels of 2,000 individual genes. TOO® is supported by extensive analytical and clinical validation data from robust, multi-center clinical studies. We believe TOO® can reduce the need for repeated testing, examinations, imaging and biopsy procedures by providing clinicians with the primary tissue type with greater certainty than traditional diagnostic techniques. This in turn empowers physicians to select the correct type of treatment earlier in the course of the patient’s therapy.

In addition, we have developed the SummationTM Report which, we believe, provides an integrated view of a patient's test results and diagnosis in a user-friendly, visually appealing format for clinicians. Our pathologists and laboratory directors prepare these SummationTM Reports based on the clinical information and diagnosis provided by our laboratory professionals. All of our testing technologies are integrated into a Summation Report to allow oncologists to efficiently arrive at a definitive diagnosis and drive complete and effective decisions.

Biopharma Services

Biopharma services include laboratory and testing services performed for biotechnology and pharmaceutical companies engaged in clinical trials. Our biopharma services focus on providing pharmaceutical companies with oncology specific and non-oncology genetic testing services for phase I-IV trials along with critical support of ancillary services. These services include: biorepository, clinical trial logistics, clinical trial design, bioinformatics analysis, customized assay development. DNA and RNA extraction and purification, genotyping, gene expression and biomarker analyses. We also seek to apply our expertise in LDTs to assist in developing and commercializing drug-specific companion diagnostics.

Industry research has shown many promising drugs have produced disappointing results in clinical trials. For example, a study by Princess Margaret Hospital in Toronto estimated that 85% of the phase III trials testing new therapies for solid tumors studied over a five-year period failed to meet their primary endpoint. Given such a high failure rate of oncology drugs, combined with constrained budgets for biotech and pharmaceutical companies, there is a significant need for drug developers to utilize molecular diagnostics to decrease these failure rates. For specific molecular-targeted therapeutics, the identification of appropriate biomarkers indicative of disease type or prognosis may help to optimize clinical trial patient selection and increase trial success rates by helping clinicians identify patients that are most likely to benefit from a therapy based on their individual genomic profile.

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

The United States National Institutes of Health reported over 95,000 clinical trials were being conducted in the United States as of March 2017, and over 15,000 of these trials were actively recruiting participants for studies with oncology pharmaceuticals or biologics. Molecular- and biomarker-based testing services have been altering the clinical trials landscape by providing biotech and pharmaceutical companies with information about trial subjects' genetic profiles that may be able to inform researchers whether or not a subject will benefit from the trial drug or will experience adverse effects. Streamlined subject selection and stratification, and tailored therapies selected to maximally benefit each group of subjects may increase the number of trials that result in approved therapies and make conducting clinical trials more efficient and less costly for biotech and pharmaceutical companies. In 2016, 22 new drugs were approved by the FDA, and over a quarter of these drugs were oncology-focused, highlighting the potential value of incorporating genomic information into oncology clinical trial design.

In addition to the tests and services provided to biotech and pharmaceutical companies, we are developing NGS panels focused on pharmacogenomics and oncology that will inform researchers of trial subjects' drug sensitivities.

We provide the following services to biotech and pharmaceutical companies and researchers conducting clinical trials:

Genotyping and Pharmacogenomics Testing Services

•	Over 400 genotyping assays including drug metabolizing enzymes, transporters and receptors.

•	Over 19 validated gene expression assays.

•	Testing for the FDA's Pharmacogenomic (PGx) Biomarkers in Drug Labels recommended panel.

•	Loss of heterozygosity and copy number detection assays.

We also utilize our laboratories to provide clinical trial services to biotech and pharmaceutical companies and clinical research organizations to improve the efficiency and economic viability of clinical trials. Our clinical trials services leverage our knowledge of clinical oncology and molecular diagnostics and our laboratories’ fully integrated capabilities. Our Select One® program integrates clinical information into the drug discovery process in order to provide customized solutions for patient stratification and treatment. By utilizing biomarkers, we intend to optimize the clinical trial patient selection. This may result in an improved success rate of the clinical trial and may eventually help biotech and pharmaceutical companies to select patients that are most likely to benefit from a therapy based on their genetic profile. We believe we are one of only a few laboratories with the capability to combine somatic and germline mutational analyses in clinical trials.

Our Select One® clinical trial services are aimed at developing customizable tests and techniques utilizing our proprietary tests and laboratory services to provide enhanced genetic signature analysis and more comprehensive understanding of complex diseases at earlier stages. We leverage our knowledge of clinical oncology and molecular diagnostics and provide access to our genomic database and assay development capabilities for the development and validation of companion diagnostics. This potentially enables companies to reduce the costs associated with development by determining earlier in the development process if they should proceed with additional clinical studies. We have been chosen by 8 of the top 10 biotech and pharmaceutical companies including Gilead Sciences Inc., GlaxoSmithKline, and H3 Bio (a division of Eisai) to provide clinical trial services and molecular profiling for patient selection and monitoring. Additionally, through our services we gain further insights into disease progression and the latest drug development that we can incorporate into our proprietary tests and services.

We also provide genetic testing for drug metabolism to aid biotech and pharmaceutical companies identify subjects' likely responses to treatment, allowing these companies to conduct more efficient and safer clinical trials. We believe pharmacogenomics drug metabolism testing helps deliver the promise of personalized medicine by enabling researchers to tailor therapies in development to differences in patients' genomic profiles.

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

Our Disease-Focused Testing Portfolio

Our disease-focused testing portfolio includes our portfolio of proprietary tests, along with a comprehensive range of non-proprietary oncology-focused tests and laboratory services. We have a comprehensive oncology testing portfolio, spanning nine of the ten most prevalent solid and hematological cancers, including the FDA-cleared test for tumors of unknown origin, our FDA-cleared Tissue of Origin®, or TOO® test. With the exception of the TOO® test, we offer our proprietary tests in the United States as laboratory-developed tests, or LDTs, and internationally as CE-marked in vitro diagnostic medical devices. The non-proprietary testing services we offer are focused in part on the specific oncology categories where we are developing our proprietary tests. We believe that there is significant synergy in developing and marketing a complete set of tests and services that are disease-focused and delivering those tests and services in a comprehensive manner to help guide and inform treatment decisions. The insights that we develop in delivering non-proprietary services are often leveraged in the development of our proprietary programs and in the validation of our proprietary programs.

Our proprietary tests are molecular- and biomarker-based genomic tests: microarrays, probes, gene expression panels, liquid biopsy and next generation sequencing. Each is directed at identifying specific genetic aberrations in cancer cells that serve as markers for diagnosis, prognosis and theranosis. We offer microarrays, next generation sequencing, gene expression and FISH probes because each serves a unique diagnostic or prognostic function. FISH- based tests, or probes, offer great sensitivity while microarrays provide a more comprehensive analysis of the cancer genome, NGS panels offer a method of detecting mutations or chromosomal aberrations of lesser frequency while gene expression can identify which genes are affected when the cancer type is unknown, and liquid biopsy techniques provide a method of isolating and detecting rare cells, such as tumor cells, circulating in a patient's blood, enabling a less invasive approach than tissue biopsy to obtain cells for additional biomarker analysis through one or more of the aforementioned tests. The tables below list and describes our proprietary tests that target hematologic cancers, HPV-associated cancers, solid tumors, hereditary cancers and immune-oncology biomarkers.

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

Our Proprietary Tests for Hematological Cancers

Test	Targeted Cancers	Technology & Advantages

Focus::NGS® Focus::CLL™ Focus::Myeloid™ Focus::Lymphoma™	• Chronic Lymphocytic Leukemia (CLL) • Myeloid Cancers - Myelodysplastic Syndromes (MDS) - Acute Myeloid Leukemia (AML) - Myeloproliferative Neoplasms (MPN) • B-Cell Lymphomas
•     Focus::NGSTM is our family of next generation sequencing tests developed for the analysis of genomic alterations to determine, guide and inform diagnosis, prognosis and theranosis of particular hematological cancers and solid tumors.
•     Next generation sequencing performs massively parallel sequencing, which is able to detect biomarker mutations and aberrations that are present at very low levels and which may be missed by other, less sensitive methodologies.
•     Our proprietary Focus::CLL™ panel is the only NGS test for CLL that assesses 7 genes in a single test, providing clinically relevant data for prognosis, disease management and treatment selection, and is available both for routine clinical patient diagnosis and management, as well as for patient stratification in clinical trials for CLL or SLL.
•     Our proprietary Focus::Myeloid™ panel is designed to target 54 genes, and we believe it will provide important prognostic information for myelodysplastic syndromes (MDS) and acute myeloid leukemia (AML), as well as diagnostic and prognostic information for myeloproliferative neoplasms (MPN)
•     Our proprietary Focus::Lymphoma™ panel enables the targeted sequencing of 220 genes and has the ability to customize reporting that provides clinically actionable information to determine treatment options for patients with various forms of B-Cell Lymphomas.

MatBA®	• Chronic Lymphocytic Leukemia (CLL) • Small Lymphocytic Leukemia (SLL) • Diffuse Large B-Cell Lymphoma (DLBCL) • Mantle Cell Lymphoma (MCL) • Follicular Lymphoma (FL)
•     MatBA® is the first targeted oligonucleotide-based microarray we developed for the analysis of genomic alterations to determine prognosis and theranosis in mature B-cell neoplasms.
•     MatBA® is designed to detect genomic copy number changes in mature B-cell neoplasms either solely or in a unique combination, relying on the comparative genomic hybridization of fluorescently differentially-labeled normal DNA and DNA extracted from the cancer specimen (array-CGH).
•     MatBA® was custom-designed to represent 80 regions of the human genome which have diagnostic and/or prognostic value in one or more of the mature B-cell neoplasm subtypes.
•     Unlike other technologies such as FISH, array-CGH using MatBA® simultaneously permits the detection of genomic gains and losses at multiple locations on a chromosome (loci) that characterize the mature B-cell neoplasm subtypes.
•     MatBA® can be routinely applied to the study of a range of specimen types including blood and bone marrow and FFPE biopsy specimens, which are often the only specimen available for analysis of FL, DLBCL and MCL.

HPV-Associated Cancers

HPV-associated cancers, including cervical, anal, and head and neck cancers, are caused by infection with high-risk variants of human papillomavirus (HPV), and are responsible for approximately 4% of all cancer diagnoses worldwide. Cervical cancer is the third most common cancer among women. According to the National Institutes of Health, while there are more than 100 types of HPV, approximately 15 types are considered to be cancer-causing, with only 2 strains being responsible for 70% of cervical cancer cases worldwide. Cervical cancer may be detected by traditional methods, including Pap smears and liquid cytology, where cervical cells obtained by Pap smear are observed by a pathologist, or by HPV typing, which identifies the strain of HPV virus presently infecting the patient. Neither of these techniques is able to identify the likelihood of the HPV-infection’s developing into cancerous or precancerous lesions. According to the National Cancer Institute, about 50 million Pap smear tests to detect HPV are performed in the United States each year. It is estimated that approximately 2 million patients have abnormal Pap smear test results and are referred for biopsy/colposcopy as a result of such tests. However, only approximately 12,000 of these patients will develop cervical cancer. It is believed that early detection of HPV-associated cancers and lesions most likely to progress to cancer could eliminate unnecessary biopsies/colposcopies and thereby reduce health care costs.

Our Proprietary Tests for HPV-Associated Cancers

Test	Targeted Cancers	Technology & Advantages
FHACT®	• HPV-Associated Cancers - Cervical Cancer - Anal Cancer - Head & Neck Cancers
•     FHACT® is our proprietary, 4-color FISH-based DNA probe designed to identify aberrations in four important chromosomal regions that have been implicated in cancers associated with infection by the human papilloma virus (HPV): cervical, anal and oropharyngeal.
•     FHACT® is designed to determine copy number changes of four particular genomic regions by fluorescent in situ hybridization (FISH). These regions of DNA give specific information about the progression from HPV infection to cervical cancer, in particular the stage and subtype of disease.
•     FHACT® is designed to enable earlier detection of abnormal cells and can identify the additional genomic biomarkers that allow for the prediction of cancer progression.
•     FHACT® is designed to leverage the same Pap smear sample taken from the patient during routine screening, thus reducing the burden on the patient while delivering greater information to the clinician.
•     We currently offer an application of FHACT® as an LDT for cervical cancer and are developing applications for additional cancer targets.
•     We have obtained CE marking for FHACT®, which allows us to market the test in the European Economic Area.

Solid Tissue Cancers

The term “solid tumors” encompasses abnormal masses of cells that do not include fluid areas (e.g. blood) or cysts. Solid tumors are composed of abnormal cell growths that originate in organs or soft tissue and are normally named after the types of cells that form them. Examples of solid tumors include breast cancer, lung cancer, ovarian cancer and melanoma. Solid tumors may be benign (not cancerous) or malignant (cancerous) and may spread from their primary tissue of origin to other locations in the body (metastasis). There are over 200 individual chemotherapeutic drugs available for combatting solid tumor cancers. Selection of an appropriate course of treatment for a patient may depend on identification of the gene mutation or mutations present in their particular cancer and on determining the cancer’s tissue of origin. Metastatic tumors with an uncertain primary site can be a difficult clinical problem. In tens of thousands of oncology patients every year, no confident diagnosis is ever issued, making standard-of-care treatment impossible.

Our Proprietary Tests for Solid Tissue Cancers

Test	Targeted Cancers	Technology & Advantages
Tissue of Origin®
•     Solid Tissue Cancers
-    Thyroid
-    Breast
-    Non-Small Cell Lung Cancer (NSCLC)
-    Gastric
-    Pancreas
-    Colorectal
-    Liver
-    Bladder
-    Kidney
-    Non-Hodgkin’s Lymphoma
-    Melanoma
-    Ovarian
-    Sarcoma
-    Testicular Germ Cell
-    Prostate

•     Tissue of Origin® (TOO®) is FDA-cleared, Medicare-approved, and provides extensive analytical and clinical validation for statistically significant improvement in accuracy over other methods.
•     TOO® is a gene expression test that is used to identify the origin in cancer cases that are metastatic and/or poorly differentiated and unable to be typed by traditional testing methods.
•     TOO® increases diagnostic accuracy and confidence in site-specific treatment decisions, and leads to a change in patient treatment based on results 65% of the time it is used.
•     TOO® assesses 2,000 genes, covering 15 of the most common tumor types and 90% of all solid tumors.
•     In the fourth quarter of 2015, we acquired the TOO® test through our acquisition of substantially all of the assets of Response Genetics, Inc.
•     TOO® is FDA-cleared, Medicare-reimbursed, and provides extensive analytical and clinical validation for statistically significant improvement in accuracy over other methods.

Focus::Oncomine™	• Solid Tissue Cancers - Lung - Colorectal - Melanoma - Breast - Bladder - Thyroid
•     Focus::Oncomine™ is one test in our family of next generation sequencing tests developed for the analysis of genomic alterations to determine, guide and inform diagnosis, prognosis and theranosis of solid tumors.
•     Next generation sequencing performs massively parallel sequencing, which is able to detect biomarker mutations and aberrations that are present at very low levels and which may be missed by other, less sensitive methodologies.
•     Focus::Oncomine™ is designed to cover hotspot mutations of 35 unique genes in various different types of solid tumors, allowing for the detection of 989 hotspot variants, including single nucleotide variants (SNVs), with a very low input DNA material.
•     Focus::Oncomine™ is designed to detect hotspot mutations that have clinical utility in prognosis or diagnosis or therapeutic implications in various solid tumors.
•     The biomarkers included in Focus::Oncomine™ were selected based on information in the Oncomine Knowledgebase, which compiles genomic information from clinical trials, and were confirmed with industry-leading pharmaceutical partners. The results of the assay should be interpreted in the context of available clinical, pathologic, and laboratory information.

Focus::Renal™	• Kidney
•     Focus::Renal™, a highly-sensitive NGS panel, detects mutations of 76 renal cancer-related genes, as well as genome-wide copy number changes, and critical single nucleotide variants (SNVs), all in a single test, that enable precision diagnosis, prognosis, and therapy selection for renal cancer patients.
•     Focus::Renal™ is the only NGS panel to simultaneously detect genome-wide copy number changes, SNP genotypes along with mutations in 76 renal cancer-related genes, covering relevant drug pathways.
•     Focus::Renal™ can be performed on a wide variety of patient specimen types, such as needle biopsies, fine-needle aspirates, and resected specimens using both formalin-fixed paraffin-embedded (FFPE) and fresh/fresh-frozen specimens, including the ones with minimal starting material.
•     Focus::Renal™ was developed by CGI in collaboration with leading cancer centers and academic institutions, including MSKCC, Cleveland Clinic, Huntsman Cancer Center at University of Utah, and University Hospital of Paris.

UroGenRA®	• Kidney - Clear Cell Renal Cell Carcinoma (ccRCC) - Chromophobe Renal Cell Carcinoma (chrRCC) - Papillary Renal Carcinoma (pRCC) - Oncocytoma (OC) • Prostate • Bladder
•     UroGenRA® has 101 regions of the human genome represented, and these regions can be used for gain/loss evaluation in urogenital neoplasms including kidney, prostate and bladder.
•     UroGenRA®-Kidney Array-CGH provides genomic diagnostic information to assist routine histology in the subtyping of ccRCC, chrRCC and OC from either core needle biopsies or resected specimens.
•     UroGenRA®-Kidney assesses 16 genomic regions that have diagnostic significance in the four main renal cortical neoplasm subtypes.
•     UroGenRA®-Kidney can use DNA from either core needle biopsies or resected specimens, provided as fresh frozen tissue.
•     Result from UroGenRA®-Kidney are analyzed using our proprietary algorithm KidneyPath™ to classify specimens as normal, undetermined, or into one of the four main renal cortical neoplasm subtypes.

Hereditary Cancers

Hereditary cancer syndromes are inherited conditions in which an individual has a greater than normal lifetime risk of developing certain types of cancer, and are caused by gene mutations that are passed from parents to children. In a family with a hereditary cancer syndrome, one or more types of cancers may be present in several family members, may develop at an early age, or one person may develop more than one type of cancer. Hereditary cancer syndromes are estimated to account for up to 10% of all cancer diagnoses in the United States. Many of the gene mutations that cause hereditary cancers have been identified, and genetic testing may identify whether an individual’s cancer is due to one of these inherited genes. Genetic testing for family members who have not been diagnosed with cancer can also reveal whether they are at an increased risk for developing hereditary cancers.

Our Proprietary Hereditary Cancer Test

Test	Targeted Cancers	Technology & Advantages
Focus::HERSite™	• Breast • Ovarian
•     Focus::HERSite™ is one test in our family of next generation sequencing tests developed for the analysis of genomic alterations to determine, guide and inform diagnosis, prognosis and theranosis of some of the most prevalent hereditary cancers.
•     Next generation sequencing performs massively parallel sequencing, which is able to detect biomarker mutations and aberrations that are present at very low levels and which may be missed by other, less sensitive methodologies.
•     Focus::HERSite™ analyzes the 16 most common genes associated with breast and ovarian cancers and provide comprehensive coverage of the BRCA1 and BRCA2 genes.
•     Focus::HERSite™ sequences 16 genes associated with an increased lifetime risk of cancer in a single reaction.
•     Mutations in these genes are typically single nucleotide variants (SNVs) and small insertions or deletions, and like BRCA 1/2, the increased cancer risk is inherited in an autosomal dominant manner, meaning that one inherited gene is sufficient to cause disease.
•     Sequencing these genes in a given patient increases the clinical sensitivity for overall increase in breast and ovarian cancer risk.

Immuno-Oncology Testing

Immuno-oncology encompasses a method of cancer treatment that harnesses the power of a patient’s own immune system to combat cancer growth and development. Abnormal cells are ordinarily destroyed by the body’s immune system before these cells are able to proliferate and develop into a tumor. In some cancers, abnormal cells have developed mutations allowing them to avoid the body’s natural defenses and these cells are not destroyed by the immune system. Immuno-oncology aims to either activate the immune system to recognize and destroy these cancer cells, or to turn off the mechanisms cancer cells develop than enable them to avoid detection by the immune system, thereby permitting the immune system to recognize and eliminate them. The Cancer Research Institute reports that although there are 6 approved immuno-oncology therapies approved for patient treatment, and there are over 150 clinical trials focused on developing immuno-oncology treatments.

We believe immuno-oncology is rapidly increasing in clinical practice and presents a unique market opportunity when combined with precision testing and traditional and combination oncology therapies. In early 2016, we launched a comprehensive immuno-oncology testing portfolio for use in clinical trials, translational research, and therapy selection for patients. This portfolio is available for clinical trials, patient care, and translational research utilizing multiple technological platforms through our New Jersey and California facilities. Our portfolio of immuno-oncology tests includes immunohistochemistry (IHC)-based tests that can detect novel biomarkers like PD-1 and PD-L1 and flow cytometry-based tests and panels that can assess immune response against cancers by evaluating subsets of immunomodulatory and effector cells. We also offer an NGS-based targeted RNA sequencing test that can measure expression levels of drug targets, tumor infiltrate composition, and total immune cell composition. Many of these assays are also available for clinical use and are CLIA- and New York State-approved.

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
Collaborate with scientific development teams at biotech and pharmaceutical companies and government agencies on studies involving tests and services.

China	Biopharma Sales	-	Leverage US-based companies conducting clinical trials with a component of those trials occurring in China.

Our sales force professionals have backgrounds in hematology, pathology, and laboratory services, and many years of experience in clinical oncology sales, esoteric laboratory sales from leading biopharmaceutical, pharmaceutical or specialty reference laboratory companies. We currently have a team of 9 sales professionals in the United States and 3 in India. We support our sales force with clinical specialists who bring deep domain knowledge in the design and use of our tests and services.

In addition to our direct sales force, we entered into agreements with the Laboratory Services group of ICON plc, the global CRO (Nasdaq:ICLR), and BARC Global Laboratories (a part of Cerba Healthcare) to work together to offer biotech and pharmaceutical customers a comprehensive, integrated and efficient solution for laboratory testing for global oncology trials from Phase I through Phase IV. Through our joint service offerings with ICON and BARC, we can provide biotech and pharmaceutical customers with access to combined expertise ranging from complex, oncology-focused molecular and biomarker-based testing to core central laboratory analysis, project and data management and sample logistics on a global basis.

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

Collaborating Institution	Principle Investigator(s)	Focus of Collaboration
North Shore-Long Island Jewish Health System, New York	Dr. Kanti Rai Dr. Nicholas Chiorazzi	Clinical validation of biomarkers and signatures for CLL diagnosis and therapeutic response
Memorial Sloan-Kettering Cancer Center, New York
	Dr. Jeremy Durack	Evaluation of FISH-based and CHG-array tests
National Cancer Institute, Maryland	Dr. Nicolas Wentzensen	Evaluation of FHACT®
Kamineni Hospital, Hyderabad, India	Dr. Annie Hassan	Evaluation of FHACT®

Columbia University, New York	Dr. Azra Raza Dr. Siddhartha Mukherjee	Identification of genomic biomarkers for myeloid cancers
Apollo Hospitals, India		Evaluation of FHACT®

Keck Medicine of University of Southern California, California	Dr. Imran Siddiqi	Identification and evaluation of genomic biomarkers for lymphomas and other B cell malignancies
University of Southern California, California, & HTG Molecular, Arizona	Dr. Pamela Ward	MicroRNA whole transcription assay validation
University of Southern California, California, & HTG Molecular, Arizona	Dr. Heinz-Josef Lenz and Dr. Yu Sunakawa	Gene expression analysis using an immuno-oncology panel for measurement of response to immune therapy
Groupe Hospitalier Pitié Salpétriere, Paris		Analyze the variability of genomic alterations in renal cancer
Huntsman Cancer Center Institute, University of Utah, Utah	Dr. Neeraj Agarwal	Evaluation of biomarkers for kidney cancer diagnosis and therapeutic response and liquid biopsy assay development
Huntsman Cancer Center Institute, University of Utah, Utah and Pfizer		Validation of biomarkers to predict Stutent response and liquid biopsy assay development
Moffitt Cancer Center, Florida	Dr. Anna Giuliano	Evaluation of FHACT® for oral cancer

University of Virginia School of Medicine, Virginia, & HTG Molecular, Arizona		Evaluation of genomic signatures in immune response
Yale University	Dr. Brian Shuch	Evaluation of biomarkers in NGS Focus::Renal™ to stratify and monitor patients

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

We also face competition from companies that currently offer or are developing products to profile genes, gene expression or protein biomarkers in various cancers. Precision medicine is a new area of science, and we cannot predict what tests others will develop that may compete with or provide results superior to the results we are able to achieve with the tests we develop. Our competitors include public companies such as NeoGenomics, Inc. (including recently acquired Clarient), Quest Diagnostics, Abbott Laboratories, Inc., Johnson & Johnson, Roche Molecular Systems, Inc., bioTheranostics, Inc., Genomic Health, Inc.,

Myriad Genetics Inc., and Foundation Medicine, Inc., Invitae Corp., and many private companies. We expect that pharmaceutical and biotech companies will increasingly focus attention and resources on the personalized diagnostic sector as the potential and prevalence increases for molecularly targeted oncology therapies approved by FDA along with companion diagnostics. With respect to our clinical laboratory business we face competition from companies such as Genoptix Medical Laboratory, NeoGenomics, Inc., Bio-Reference Laboratories, Inc. (a division of Opko), LabCorp, Quest Diagnostics and Invitae Corp.

Additionally, projects related to the molecular mechanisms driving cancer development have received increased government funding, both in the United States and internationally. The National Cancer Institutes's Cancer Moonshot is anticipated to increase both patient awareness and federal government funding for research and clinical trials. As more information regarding cancer genomics and biomarkers becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and that these products may compete with ours. In addition, competitors may develop their own versions of our tests in countries where we did not apply for patents or where our patents have not issued and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries.

Third-Party Suppliers

We maintain control, validation and quality assurance over our NGS panels, DNA microarrays and probes. Our microarrays and NGS panels are designed in our facility by our scientists and technicians using state of the art genomic mapping and analysis software. The specifications for our NGS panels are sent to Thermo Fisher Scientific (Ion Torrent) and Illumina for final manufacturing. Our NGS panels are manufactured under strict quality control and compliance. Upon manufacturing our custom, proprietary NGS panels, they are shipped back to our Rutherford facility for testing and acceptance.

We also currently rely on contracted manufacturers and collaborative partners to produce materials necessary for our FDA-cleared Tissue of Origin® test. We plan to continue to rely on these manufacturers and collaborative partners to manufacture these materials, including those materials required for use in our FDA-cleared TOO® test.

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

In addition to patents, we hold sixteen U.S. registered trademarks, including a federal registration for “CGI” as well as three U.S. trademark applications and one foreign trademark registration for certain of our proprietary tests and services. Our strategic use of distinctive trademarks has garnered increased name recognition and brand awareness for our tests and services within the industry.

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

Third-Party Payor Reimbursement

Depending on the billing arrangement and applicable law, we are reimbursed for clinical services by: third-party payors that provide coverage to the patient, such as an insurance company, managed care organization or a governmental payor program; physicians or other authorized parties (such as hospitals or independent laboratories) that order testing service or otherwise refer the services to us; or the patient. For the year ended December 31, 2016, we derived approximately 20% of our total revenue from private insurance, including managed care organizations and other health care insurance providers, 14% from Medicare, and 5% from other health care facilities, including hospitals.

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

We are reimbursed for three categories of tests: (1) genetic and molecular testing; (2) anatomic pathology and IHC and (3) general immunology and flow cytometry. Reimbursement under the Medicare program for the diagnostic services that we offer is based on either the Medicare Physician Fee Schedule (PFS) or Medicare Clinical Laboratory Fee Schedule (CLFS), each of which in turn is subject to geographic adjustments and is updated annually. Medical services provided to Medicare beneficiaries that require a degree of physician supervision or other involvement, such as pathology tests, are generally reimbursed under the Medicare PFS, whereas clinical diagnostic laboratory tests are generally reimbursed under the CLFS. Most of the services that we provide are for genetic and molecular testing, which are reimbursed as clinical diagnostic laboratory tests.

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

In addition, Congress routinely lowers or eliminates the update factor that would otherwise apply to the applicable CLFS payment. For example, under the health care reform legislation, passed in 2010, payments under the CLFS are reduced by 1.75% through 2015 and, in addition, a productivity adjustment, further reducing payment rates is also imposed. In addition, in February 2012, Congress passed the Middle Class Tax Relief and Job Creation Act of 2012, which required that the CLFS be “rebased” by -2%. As a result of these changes, for 2015 the CLFS was reduced by -.25%.

Further, in 2014, Congress passed the Protecting Access to Medicare Act or PAMA which also makes significant changes in the way the Medicare will pay for laboratory services. Under PAMA and the final rule, which was issued on June 17, 2016, certain laboratories (including our laboratories that provide clinical services) are required to report the amount that they are paid by private payors for each test beginning in January 2017. CMS will use this data to calculate a weighted median for each test. That new price is to become effective on January 1, 2018, although any resulting reductions will be phased in over time. This data reporting process will be repeated every three years for most tests, although price data for Advanced Diagnostic Laboratory Tests (ADLTs) will be reported every year. It is possible that some of our tests could be considered ADLTs, which will require us to report prices annually. In addition, we may also be required to obtain a code from CMS or an entity that it designates for our tests that have not previously had a code. Although CMS was also required to issue a Final Rule implementing PAMA by June 30, 2015, it did not issue a final rule until June 17, 2016. As a result of this delay, many of the statutory deadlines will not be met. It is not known at this time how the implementation of PAMA will affect our reimbursement.

Certain of our tests are paid under the Medicare PFS, rather than the CLFS. Tests paid for under the PFS are based on “relative value units” established for each service. These RVUs are then multiplied by a conversion factor to arrive at a monetary amount. Each year, CMS calculates an update to this conversion factor based on a formula included in the Medicare law, referred to as the Sustainable Growth Rate (SGR) Formula. When it is applied, this SGR formula often would require a decrease in reimbursement unless Congress acts to overturn this result. As a result, Congress consistently passes legislation to prevent implementation of significant cuts that would otherwise be effective. For 2014, CMS had projected the reimbursement cut resulting from the SGR formula would be approximately 20 percent, unless Congress acted to prevent the reduction. On December 18, 2013, Congress passed legislation that enacted a 0.5 percent increase in the conversion factor, which was effective until March 31, 2014. On April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014, or PAMA. PAMA extended the 0.5 percent increase through March 31, 2015 and made other changes to laboratory reimbursement discussed above.

On April 16, 2015, President Obama signed the Medicare and CHIP Reauthorization Act (MACRA), which had previously been passed by both houses of Congress. MACRA repealed the provisions related to the Medicare SGR formula and implements a new physician payment system that is designed to reward the quality of care. In addition, it extends the current Medicare Physician Fee Schedule rates through June 2015, and then increases them by 0.5 percent for the remainder of 2015. Beginning on January 1, 2016, the rates will be increased annually by 0.5 percent, through 2019. For 2020 through 2025 payments will be frozen, although payment will be adjusted to account for performance on certain quality metrics under the Merit-Based Incentive Payment Systems (MIPS) or to reflect physician participation in alternative payment models (APMs). For 2026 and subsequent years, qualified APM participants receive an annual 0.75% update on Medicare physician payment rates, while those not participating receive a 0.25% annual payment update, plus any applicable MIPS-based payment adjustments. It is too early to determine how these changes may impact our business.

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

We have contracts with commercial insurance carriers that provide access to certain of our tests. When a test is covered as part of these contracts it is paid at the rate stated in the contract. The Company also has preferred provider agreements and when a claim is processed through one of these organizations, reimbursement is based on usual and customary fees in the specific geography with a discount applied.

In addition, as part of the Middle Class Tax Relief and Job Creation Act of 2012 (“MCTRJCA”), signed into law by President Obama on February 22, 2012, Congress eliminated the special billing rule that had allowed laboratories to bill Medicare for the technical component of certain pathology services furnished to patients of qualifying hospitals. Effective July 1, 2012, independent laboratories, like our laboratories, are required to bill the hospital, rather than the Medicare Program, for the technical component of these services in most instances.

Billing Codes for Third-Party Payor Reimbursement

CPT codes are the main data code set used by physicians, hospitals, laboratories and other health care professionals to report separately-payable clinical laboratory tests for reimbursement purposes. The CPT coding system is maintained and updated on an annual basis by the American Medical Association. Although there is no specific code to report microarrays for oncology, such as our MatBA®-CLL, there are existing codes that describe all of the steps in our MatBA®-CLL testing process. We currently use a combination of different codes to describe the various steps in our testing process. Many of the CPT codes used to bill for molecular pathology tests such as ours have been significantly revised by the CPT Code Editorial Panel. These new codes replace the more general “stacking” codes that were previously used to bill for these services with more test-specific codes, which became effective January 2013. In the CY 2013 Physician Fee Schedule Final Rule, which was issued in November 2012, CMS stated that it had determined it would pay for the new codes as clinical laboratory tests, which are payable on the Clinical Laboratory Fee Schedule (CLFS). CMS also stated that it planned to “gapfill” the new codes; that is, it will ask the contractors to determine a reasonable price for the new codes. This process was completed in 2013, and these tests are now paid for under the new "gapfilled" rates.

Among the new codes that were created by CPT were a specific subset of codes called Multi-analyte Assays with Algorithmic Analysis (MAAAs). These tests typically use an algorithm applied to certain specific components to arrive at a score that is used to predict a particular clinical outcome. CMS recently stated that it will not issue a categorical determination for all MAAA tests, but will consider each individual test that is classified by the CPT as a MAAA on its own merits. On September 25, 2015, CMS released its Preliminary Determinations for new CPT codes effective in 2016, including several new MAAA CPT codes. CMS had proposed "crosswalking" these codes to an unrelated test, resulting in a significant cut in their reimbursement. However, on November 17, 2015, CMS reversed its policy and directed that the tests be gapfilled by the local contractors. It is expected that when PAMA is fully implemented, many of these MAAA codes will be considered and reimbursed as ADLTs. For 2016, none of our revenue is derived from tests that may be considered MAAAs.

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

On October 30, 2015, CMS issued the Medicare Physician Fee Schedule Final Rule for 2016, which set out policies that were effective January 2016. Among those policy changes are reductions in the payments for flow cytometry and immunohistochemistry, two types of tests that we frequently perform. CMS has also stated that certain of these same tests may be considered "misvalued" which means they could be subject to additional scrutiny in the future. The 2017 Physician Fee Schedule Final rule reduced reimbursement rates for flow cytometry by approximately 19%. However, CMS did not finalize its proposal to combine flow cytometry codes 88184 and 88185 into one code. At this time, we are still assessing the potential impact of these changes.

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

Legislative and Regulatory Changes Impacting Clinical Laboratory Tests

From time to time, Congress has revised the Medicare statute and the formulas it establishes for both the Medicare Clinical Laboratory Fee Schedule (CLFS) and the Physician Fee Schedule (PFS). The payment amounts under the Medicare fee schedules are important not only for our reimbursement under Medicare, but also because the schedule often is used as a basis for establishing the payment amounts set by other third party payors. For example, state Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients.

Under the statutory formula for clinical laboratory fee schedule amounts, increases are made annually based on the Consumer Price Index for All Urban Consumers (CPI-U) as of June 30 for the previous twelve-month period. From 2004 through 2008, Congress eliminated the CPI-U update in the Medicare Prescription Drug, Improvement and Modernization Act of 2003. In addition, for years 2009 through 2013, the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) mandated a 0.5% cut to the CPI-U. Accordingly, the update for 2009 was reduced to 4.5% and negative 1.9% for 2010. In March 2010, President Obama signed into law the Affordable Care Act (ACA), which, among other things, imposed additional cuts to the Medicare reimbursement for clinical laboratories. The ACA replaced the 0.5% cut enacted by MIPPA with a “productivity adjustment” that reduced the CPI-U update in payments for clinical laboratory tests. In 2011, the productivity adjustment was -1.2%. In addition, the ACA includes a separate 1.75% reduction in the CPI-U update for clinical laboratories for the years 2011 through 2015. On February 22, 2012, President Obama signed the MCTRJCA, which mandated an additional change in reimbursement for clinical laboratory services payments. This legislation requires CMS to reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which in turn will serve as a base for 2014 and subsequent years. Based on the changes required by ACA and MCTRJCA, payment for clinical laboratory services were reduced by approximately 0.25% for 2015.

With respect to our diagnostic services for which we are reimbursed under the Medicare Physician Fee Schedule, because of the statutory formula, the “Sustainable Growth Rate” (SGR), the rates would have decreased for the past several years if Congress failed to intervene. In the past, when the application of the statutory formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. On November 1, 2012, the Centers for Medicare & Medicaid Services (CMS) issued its 2013 Medicare Physician Fee Schedule Final Rule (the “Final Rule”). In the Final Rule, CMS called for a reduction of approximately 26.5% in the 2013 conversion factor that is used to calculate physician reimbursement. However, the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, prevented this proposed reduction and kept the existing reimbursement rate in effect until December 31, 2013.

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

In addition to the reductions described above, our Medicare payments under both the CLFS and the PFS are also subject to an additional 2% reduction, as a result of “sequestration.” Payments are reduced automatically because the Joint Select Committee on Deficit Reduction, which was created by congress in 2011, was unable to agree on a set of deficit reduction recommendations for Congress to vote on. The reduction is scheduled to continue until 2025.

For the years ended December 31, 2016 and December 31, 2015, approximately 14% and 10%, respectively, of our total revenues are derived from Medicare generally and any changes to the physician fee schedule that result in a decrease in payment could adversely impact our revenues and results of operations.

In addition, periodically CMS also changes its payment policies related to laboratory reimbursement in ways that could have an impact on the revenues of the Company. For example, in 2013 Final Rule, CMS included a reduction of certain relative value units and geographic adjustment factors used to determine reimbursement for a number of commonly used pathology codes, including CPT codes 88300, 88302, 88304, and 88305. In particular, the 2013 Final Rule implemented a cut of approximately 33% in the global billing code for 88305 and a 52% cut in the Technical Component of that code. These codes describe services that we must perform in connection with our tests and we bill for these codes in connection with the services that we provide. In the 2013 Final Rule, CMS also announced how it intended to set prices for the new molecular diagnostic tests, for which the American Medical Association had adopted over 100 new codes. In that Rule, CMS announced it intended to continue to pay for the new molecular codes on the CLFS rather than move them to the Physician Fee Schedule, as some stakeholders had urged. It would then request that the Medicare Administrative Contractors “gapfill” the new codes and set an appropriate price for them. That “gapfilling” process took place over 2013 and CMS announced the new prices for these codes in September, 2013. The median of the prices set by the contractors became the new prices for these codes, effective January 1, 2014.

In the Proposed Physician Fee Schedule Rule for 2014, issued on July 8, 2013, CMS made two proposals that could affect laboratory reimbursement. First, CMS made a proposal to change how it calculates the RVUs used to calculate payments under the PFS. Under this proposal, where a service was paid at a lower rate in the hospital based on the hospital Outpatient Prospective Payment System (OPPS) than it is under the PFS, CMS proposed to reduce the RVUs for that service in order to equalize the payment between the two systems. This change, if implemented, would have resulted in approximately a 25% cut in aggregate payments to independent laboratories. In the Final Physician Rule for 2014, however, CMS chose not to implement this proposal, although it stated that it would develop a revised proposal in the future. At this point, it is impossible to know what the impact of such a proposal might be on the Company, were it to be proposed again and finalized.

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

In PAMA, Congress also changed the way the Medicare will pay for clinical laboratory services. Under PAMA, certain laboratories will be required to report the amount that they are paid by third party payors for each test beginning in January 2016. CMS will use this data to calculate a weighted median for each test. That new price will become effective on January 1, 2018, although reductions will be phased in over time. This data reporting process will be repeated every three years for most tests, although laboratories that offer Advanced Diagnostic Laboratory Tests (“ADLTs”) will have to report private payor rates for those tests every year. A test that meets the definition of an ADLT does not automatically become one under PAMA; rather, the laboratory offering the test voluntarily applies for ADLT designation for such a test. It is possible that some of our tests could be considered ADLTs, and if we applied for ADLT designation for such tests, we would be required to report prices for those tests annually. In addition, we may also be required to obtain a code from CMS or an entity that it designates for our tests that have not previously had a unique code. It is not known at this time how these changes will affect our reimbursement. As noted above, because of CMS’s delay in issuing a Final Rule implementing these requirements, not all of the statutory deadlines will be met.

CMS made several other changes in recent Medicare Physician Fee Schedule Final Rules that impact our business. In the CY 2015 rule, CMS implemented a policy that bundles payment for the examination of 10 or more prostate biopsies for an individual patient, rather than paying separately for each individual procedure as had been done previously. This will result in a significant reduction in reimbursement on each of these procedures. That year it also developed new prices for Immunohistochemistry procedures, based on new CPT codes that were developed to describe the procedures. In the CY 2016 final rule, CMS finalized standard times for certain pathology clinical labor tasks, and in the CY 2017 final rule, it said it may adopt standard times for other pathology labor tasks in the future. In 2014, CMS also implemented an edit under its National Correct Coding Initiative, under which it will pay only for a single unit of service when we perform a FISH (Fluorescent In Situ Hybridization) test. As many FISH tests require two or more probes, this change will also reduce the reimbursement received by the Company.

Further, with respect to the Medicare Program, Congress has proposed on several occasions to impose a 20% coinsurance on patients for clinical laboratory tests reimbursed under CLFS, which would require us to bill patients for these amounts. Because of the relatively low reimbursement for many clinical laboratory tests, in the event that Congress ever were to enact such legislation, the cost of billing and collecting for these services would often exceed the amount actually received from the patient and effectively increase our costs of billing and collecting.

Finally, some of our Medicare claims may be subject to policies issued by Palmetto GBA, the current Medicare Administrative Contractor for North Carolina, South Carolina, Virginia and West Virginia. In 2013, Palmetto issued a Local Coverage Determination that affects coverage, coding and billing of many molecular diagnostic tests. Under this Local Coverage Determination, Palmetto will not cover any molecular diagnostic tests, including our tests, unless the test is expressly included in a National Coverage Determination issued by CMS or a Local Coverage Determination or coverage article issued by Palmetto. Currently, laboratory providers may submit coverage determination requests to Palmetto for consideration and apply for a unique billing code for each test (which is a separate process from the coverage determination). In the event that a non-coverage determination is issued, the laboratory must wait six months following the determination to submit a new request. In addition, effective May 1, 2012, Palmetto implemented the Molecular Diagnostic Services Program (“MolDx”), under which, among other things, a laboratory must use a newly-assigned unique test identifier when submitting a claim for a molecular test. These unique test identifiers enable Palmetto to measure utilization and apply coverage determinations. Denial of coverage by Palmetto, or reimbursement at inadequate levels, would have a material adverse impact on market acceptance of our tests. Certain other Medicare contractors are also following the policies adopted by Palmetto for molecular diagnostic tests.

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

Section 1143 of the Food and Drug Administration Safety and Innovation Act, signed by the President on July 9, 2012, requires FDA to notify Congress at least 60 days prior to issuing a draft or final guidance regulating LDTS and provide details of the anticipated action. On July 31, 2014, FDA notified Congress pursuant to the FDASIA that it intended to issue draft Guidances that would regulate LDTs. On October 3, 2014, the FDA issued two separate draft guidances: “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” (“The Framework Draft Guidance”) and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests” (the “Notification Draft Guidance.”). In the Framework Draft Guidance, FDA states that after the Guidances are finalized, it no longer would exercise enforcement discretion with respect to most LDTs and instead would, regulate them in a risk-based manner consistent with the existing classification of medical devices.

The Framework Draft Guidance states that within six months after the Guidances were finalized, all laboratories would be required to give notice to the FDA and provide basic information concerning the nature of the LDTs offered. The FDA then would begin a phased-in review of the LDTs available, based on the risk associated with the tests. For the highest risk LDTs, which the FDA classifies as Class III devices, the Framework Draft Guidance stated that the FDA would begin to require premarket review within 12 months after the Guidance was finalized. Other high risk LDTs would be reviewed over the next four years and then lower risk tests (Class II tests) would be reviewed in the following four to nine years. The Framework Draft Guidance stated that FDA expected to issue a separate Guidance describing the criteria for its risk-based classification 18-24 months after the Guidances were finalized.

On November 18, 2016, the FDA stated that it would not be issuing final guidance on regulation of LDTs and, instead, it would outline its view of an appropriate risk-based approach to LDTs. On January 13, 2017, the FDA released a “Discussion Paper on Laboratory Developed Tests” that synthesizes the feedback that the agency received from various stakeholders on FDA regulation of LDTs “with the hope that it advances public discussion on LDT oversight.” The FDA stated in the introduction to the discussion paper: “The synthesis does not represent the formal thinking of the FDA, nor is it enforceable…This document does not represent a final version of the LDT draft guidance documents that were published in 2014.” Rather, its purpose is to allow for further public discussion and to give Congress a chance to develop a legislative solution. The discussion paper sets forth a prospective oversight framework that would focus on new and significantly modified high- and moderate-risk LDTs and under which LDTs marketed before the effective date of the framework would not be expected to comply with most or all FDA regulatory requirements. Also exempt would be low-risk LDTs, LDTs for rare diseases, and others. Premarket review would be phased in over four years, and those tests introduced between the framework’s effective date and their phase-in date could continue to be offered for clinical use during the period of premarket review. FDA would expand its third-party premarket review program to include LDTs and coordinate with and leverage existing programs, such as New York State’s Clinical Laboratory Evaluation Program and the programs run by organizations run by CLIA to accredit laboratories.

As the 115th Congress gets underway, a number of Congressional committees reportedly are working with various stakeholders to consider different approaches to regulation of LDTs. It is unclear at this time whether those committees and stakeholders can reach consensus around an approach and develop legislation and whether Congress would pass any such legislation.

We are monitoring developments in Congress, and in the meantime, we maintain our CLIA accreditation, which permits the use of LDTs for diagnostics purposes.

In addition to the Draft Guidances discussed above, the FDA has taken other actions that could have an impact on our business. In 2013, FDA issued Final Guidance for industry regarding appropriate labeling and distribution practices for in vitro diagnostic products intended for research or investigational use only. FDA’s guidance cautions that labeling or distribution practices that conflict with research or investigational use (e.g., use in clinical diagnostic applications) could subject products shipped with research or investigational use labeling to all applicable requirements of the FDCA as well as enforcement action. As a result of this guidance from the FDA, component suppliers for our LDTs may no longer be willing to distribute components to our clinical laboratory. If this were to occur, we could not produce our LDTs.

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

Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”)

Under the administrative simplification provisions of HIPAA, as amended by the HITECH Act, the United States Department of Health and Human Services has issued regulations which establish uniform standards governing the conduct of certain electronic health care transactions and protecting the privacy and security of Protected Health Information used or disclosed by health care providers and other covered entities. For further discussion of HIPAA and the impact on our business, see the section entitled “Risk Factors-Risks Related to Our Business-We are required to comply with laws governing the transmission, security and privacy of health information that require significant compliance costs, and any failure to comply with these laws could result in material criminal and civil penalties.”

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

Finally, another development affecting the health care industry is the increased enforcement of the federal False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal governmental payor program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has defrauded the federal government by submitting a false claim to the federal government and permit such individuals to share in any amounts paid by the entity to the government in fines or settlement. In addition, various states have enacted false claim laws analogous to the federal False Claims Act, although many of these state laws apply where a claim is submitted to any third-party payor and not merely a governmental payor program. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties ranging from $10,781 to $21,563 for each false claim violation that occurred after November 2, 2015. (Those whose false claims violations that occurred before November 2, 2015 could be liable for treble damages plus civil penalties ranging from $5,000 to $11,000 per violation.)

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

Segment and Geographical Information

We operate in one reportable business segment and derive revenue from multiple countries, with 96% and 95% coming from the United States in fiscal year 2016 and 2015, respectively.

Employees

As of December 31, 2016, we had a total of 142 full-time and 13 part-time employees, with 13 employees in sales and marketing, 86 employees in research and development and laboratory operations, 29 employees in quality assurance, client project and data management and logistics and 27 employees in general and administrative. None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

Risks Relating to Our Financial Condition and Capital Requirements

We have a history of net losses; we expect to incur net losses in the future, and we may never achieve sustained profitability.

We have historically incurred substantial net losses. We incurred losses of $15.8 million and $20.2 million for fiscal years ended December 31, 2016 and 2015, respectively. From our inception in April 1999 through December 31, 2016, we had an accumulated deficit of $114.0 million. We expect losses to continue principally as a result of ongoing research and development expenses and increased sales and marketing costs. These losses have had, and will continue to have, an adverse effect on our working capital, total assets and stockholders' equity. Because of the numerous risks and uncertainties associated with our research, development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows.

We may need to raise additional capital to fund our existing operations, to develop, validate and commercialize new tests and technologies, to expand our operations and to repay indebtedness.

We may need to raise additional financing to fund our operations, to develop, validate and commercialize new tests and technologies, to expand our operations and to repay indebtedness. At December 31, 2016, we had unrestricted cash and cash equivalents of $9.5 million. Net cash used in operating activities was $17.9 million and $13.6 million for the years ended December 31, 2016 and 2015.

On March 22, 2017, we restructured our debt with Silicon Valley Bank, by repaying the outstanding term loan and entering into a new two year $6.0 million asset-based revolving line of credit agreement. We concurrently entered into a new $6.0 million term loan agreement with Partners for Growth, which, on the day of closing, increased our indebtedness from $4.4 million to $6.0 million and, increased our available cash by $1.6 million. We will be able to borrow up to $6.0 million on the revolver, based on a formula tied to eligible accounts receivable, which will increase our indebtedness dollar for dollar. In connection with such debt restructuring we issued warrants to such lenders to purchase an aggregate of 443,262 shares of our common stock.

We believe that our current cash and availability under our revolving line of credit will support operations for at least 12 months from the date of this report. We can provide no assurances that any additional sources of financing will be available to us on favorable terms, if at all, when needed. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative, sales and marketing and research and development activities are forward-looking statements and involve risks and uncertainties.

Additional financing may be from the sale of equity or convertible or other debt securities in a public or private offering, from an additional or new credit facility or from a strategic partnership coupled with an investment in us or a combination of forms. We continue to evaluate our operations and take steps to improve our operating cash flow. We can provide no assurances that our current actions will be successful or that any additional sources of financing will be available to us on favorable terms, if at all, when needed. Furthermore, certain provisions of the securities purchase agreements we entered into in May 2016 and September 2016, may limit our ability to raise additional capital on favorable terms, or at all, including a prohibition on entering into variable rate transactions, such as an equity line, while the 5-year warrants issued in May and September 2016 remain outstanding, and rights of the investors to participate in future financings in an amount of up to 50% of such financing. Our failure to raise additional capital and in sufficient amounts when needed may significantly impact our ability to operate our business. For further discussion of our liquidity requirements, see the section titled “Liquidity and Capital Resources-Capital Resources and Expenditure Requirements.”

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

Our present and future funding requirements and our forecast of the period of time through which our current financial resources will be adequate to support our operations will depend on many factors, including:

•	our ability to achieve revenue growth;

•	our ability to continue to improve our operational efficiency;

•	our ability to develop and obtain approvals for our new diagnostic tests and the costs associated with such research and development activities;

•	our ability to execute on our marketing and sales strategy for our tests and gain acceptance of our tests in the market;

•	our ability to obtain adequate reimbursement from governmental and other third-party payors for our tests and services;

•	the costs, scope, progress, results, timing and outcomes of the clinical trials of our diagnostic tests;

•	the costs of operating and enhancing our laboratory facilities;

•	the costs of additional general and administrative personnel;

•	the timing of and the costs involved in regulatory compliance, particularly if the regulations relating to laboratory developed tests (“LDTs”) change;

•	the timing of and costs involved in regulatory compliance, particularly if the regulations relating the PPACA (Patient Protection and Affordable Care Act) change;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	the effect of competing technological and market developments;

•	costs related to international expansion; and

•	our ability to secure financing and the amount thereof.

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

Our outstanding warrants may have an adverse effect on the market price of shares of our common stock

As of March 22, 2017, we had issued and outstanding warrants to purchase 7,475,961 shares of our common stock at a weighted-average exercise price of $4.61 per share, including warrants to purchase 2,869,801 shares of our common stock at a price of $2.25 per share and warrants to purchase 443,262 shares of our common stock at a price of $2.82 per share. We also have outstanding options to purchase an aggregate of 2,532,734 shares of our common stock. The sale, or even the possibility of sale, and the uncertainty with respect to the timing of any sales, of the shares underlying these securities, particularly the warrants, could have an adverse effect on the market price of our common stock and on our ability to obtain future financing at prices we deem satisfactory, or at all. If and to what extent these warrants and/or options are exercised, you may experience dilution to your holdings.

Risks Relating to Our Business and Strategy

If we are unable to increase sales of our laboratory tests and services or to successfully develop and commercialize other proprietary tests, our revenues will be insufficient for us to achieve profitability.

We currently derive substantially all of our revenues from our laboratory testing services. We have only recently begun offering our proprietary Focus::NGS® panels through our CLIA-certified, CAP-accredited and state licensed laboratories. We are in varying stages of research and development for other diagnostic tests that we may offer.

In recent years, we also have begun to provide our Biopharma Services. Biopharma Services are services and tests provided to pharmaceutical and biotech companies and clinical research organizations in connection with phase I, phase II or phase III studies for development of therapeutic drugs. The nature of these services is that they tend to come in relatively large projects but episodically, rather than providing steady sources of revenues. It is unclear at this stage of our development whether we will be able to maintain and grow the number of pharmaceutical and biotech companies and clinical research organizations who will avail themselves of our services, or how regular a flow of drug development projects we will be able to obtain from existing customers.

If we are unable to increase sales of our laboratory tests and services or to successfully develop, validate and commercialize other diagnostic tests, we will not produce sufficient revenues to become profitable.

If pathologists and oncologists decide not to order our diagnostic tests and/or pharmaceutical and biotech companies and clinical research organizations decide not to use our diagnostic tests and services in connection with their clinical trials, we may be unable to generate sufficient revenue to sustain our business.

To generate demand for our Clinical Services, we will need to educate oncologists and pathologists on the clinical utility, benefits and value of each type of test we provide through published papers, presentations at scientific conferences and one-on-one education sessions by members of our sales force. In addition, we will need to assure oncologists and pathologists of our ability to obtain and maintain coverage and adequate reimbursement from third-party payors. To generate demand for our Biopharma Services and Discovery Services, we need to educate pharmaceutical and biotech companies and clinical research organizations on the utility of our tests and services to improve the outcomes of clinical trials for new oncology drugs and more rapidly advance targeted therapies through the clinical development process through published papers, presentations at scientific conferences and one-on-one education sessions by members of our sales force. We may need to hire additional commercial, scientific, technical and other personnel to support this process. If we cannot convince medical practitioners, pharmaceutical and biotech companies or clinical research organizations to order our diagnostic tests or other future tests we develop, we will likely be unable to create demand for our tests in sufficient volume for us to achieve sustained profitability.

Our quarterly operating results may be subject to significant fluctuations and may be difficult to forecast.

In recent years, we have been expanding our Biopharma Services business. The nature of these services is that they tend to come in relatively large projects but episodically, rather than providing steady sources of revenues. The timing, size and duration of our contracts with pharmaceutical and biotech companies and clinical research organizations depend on the size, pace and duration of such customer's clinical trial, over which we have no control and sometimes limited visibility. In addition, our expense levels are based, in part, on expectation of future revenue levels. A shortfall in expected revenue could, therefore, result in a disproportionate decrease in our net income. As a result, our quarterly operating results may be subject to significant fluctuations and may be difficult to forecast.

The commercial success of our Clinical Services business could be compromised if third-party payors, including insurance companies, managed care organizations and Medicare, do not provide coverage and reimbursement, breach, rescind or modify their contracts or reimbursement policies or delay payments for our molecular diagnostic tests.

Pathologists and oncologists may not order our molecular diagnostic tests unless third-party payors, such as insurance companies, managed care organizations and government payors, such as Medicare and Medicaid, pay a substantial portion of the test price. Coverage and reimbursement by a third-party payor may depend on a number of factors, including a payor's determination that tests using our technologies are:

•	not experimental or investigational;

•	medically necessary;

•	appropriate for the specific patient;

•	cost-effective;

•	supported by peer-reviewed publications; and

•	included in clinical practice guidelines.

Uncertainty surrounds third-party payor coverage and reimbursement of any test incorporating new technology, including tests developed using our NGS panels. Technology assessments of new medical tests and devices conducted by research centers and other entities may be disseminated to interested parties for informational purposes. Third-party payors and health care providers may use such technology assessments as grounds to deny coverage for a test or procedure.

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

Pathologists and oncologists may not order our proprietary tests, and third-party payors may not reimburse for our tests, unless we are able to provide compelling evidence that the tests are useful to patient treatment and produce actionable information with respect to the diagnosis, prognosis and theranosis of the various cancers on which our work is focused. In addition, pharmaceutical and biotech companies and clinical research organizations may not order our proprietary tests unless we are able to provide compelling evidence that such tests improve the outcomes of clinical trials for new oncology drugs and allow pharmaceutical and biotech companies to more rapidly advance targeted therapeutics. While we have validated all of the tests that we currently offer, we believe that we will need to finance and successfully complete additional and more powerful studies, and then effectively disseminate the results of those studies, to drive widespread adoption of our tests and thereby increase our revenues.

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

We intend to continue with our research and development activities, our sales and marketing programs and other activities as needed to meet future demand. Any significant expansion may strain our managerial, financial and other resources. If we are unable to manage such growth, our business, operating results and financial condition could be adversely affected. We will need to improve continually our operations, financial and other internal systems to manage its growth effectively, and any failure to do so may lead to inefficiencies and redundancies, and result in reduced growth prospects and diminished operational results.

Our business depends on our ability to successfully commercialize novel cancer diagnostic tests and services, which is time consuming and complex, and our development efforts may fail.

Our current business strategy focuses on discovering, developing and commercializing molecular, genomic and genetic diagnostic tests and services. We believe the success of our business depends on our ability to fully validate and commercialize our existing diagnostic tests and services and to develop and commercialize new diagnostic tests. We have multiple tests we are currently offering and in development, but research, development and commercialization of diagnostic tests is time-consuming, uncertain and complex.

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

As part of our business strategy, we may pursue other acquisitions of businesses and assets. We also may pursue strategic alliances and joint ventures that leverage our core technology and industry experience to expand our offerings or distribution. For example, we acquired Response Genetics, Inc. in 2015 and Gentris Corporation in 2014, and we entered into a joint venture in May 2013 with Mayo Foundation for Education and Research. We have developed experience with acquiring other companies and forming strategic alliances and joint ventures. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. Integration of an acquired company also may disrupt ongoing operations and require management resources that would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could have a material negative effect on our results of operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture.

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

On October 3, 2014 the FDA issued two draft guidance documents regarding its intent to modify its policy of enforcement discretion and increase oversight over LDTs. The two draft guidance documents are entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” (the “Framework Draft Guidance”) and “FDA Notification and Medical Device Reporting for Laboratory Developed Test (LDTs)" (the "Notification Draft Guidance”). In the Framework Draft Guidance, FDA stated that after the Guidances are finalized, it no longer would exercise enforcement discretion with respect to most LDTs and instead would regulate them in a risk-based manner consistent with the existing classification of medical devices. The Framework Draft Guidance stated that within six months after the Guidances were finalized, all laboratories would be required to give notice to the FDA and provide basic information concerning the nature of the LDTs offered. The FDA then would begin a phased-in review of the LDTs available, based on the risk associated with the tests. For the highest risk LDTs, which the FDA classifies as Class III devices, the Framework Draft Guidance stated that the FDA would begin to require premarket review within 12 months after the Guidance was finalized. Other high risk LDTs would be reviewed over the next four years and then lower risk tests (Class II tests) would be reviewed in the following four to nine years. The Framework Draft Guidance stated that FDA expected to issue a separate Guidance describing the criteria for its risk-based classification 18-24 months after the Guidances were finalized.

On November 18, 2016, the FDA stated that it would not be issuing final guidance on regulation of LDTs and, instead, it would outline its view of an appropriate risk-based approach to LDTs. On January 13, 2017, the FDA released a “Discussion Paper on Laboratory Developed Tests” that synthesizes the feedback that the agency received from various stakeholders on FDA regulation of LDTs “with the hope that it advances public discussion on LDT oversight.” The FDA stated in the introduction to the discussion paper: “The synthesis does not represent the formal thinking of the FDA, nor is it enforceable…This document does not represent a final version of the LDT draft guidance documents that were published in 2014.” Rather, its purpose is to allow for further public discussion and to give Congress a chance to develop a legislative solution. As the 115th Congress gets underway, a number of Congressional committees reportedly are working with various stakeholders to consider different approaches to regulation of LDTs. It is unclear at this time whether those committees and stakeholders can reach consensus around an approach and develop legislation and whether Congress would pass any such legislation.

If we and our tests become subject to FDA's enforcement of its medical device regulations with respect to LDTs, we may be subject to significant and onerous regulatory obligations. See section entitled “Risk Factors-Regulatory Risks Relating to Our Business-If the FDA regulates LDTs as proposed, then it would classify LDTs according to the current system used to regulate medical devices. Under that system, there are three different classes of medical devices, with the requirements becoming more stringent depending on the Class.”

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

Our agreement with Mayo Clinic may not proceed successfully.

In November 2011, we entered into an affiliation agreement with the Mayo Foundation for Medical Education and Research, subsequently amended. Under the agreement, we formed a joint venture in May 2013 to focus on developing oncology diagnostic services and tests utilizing next generation sequencing. We have made $2.0 million in capital contributions to that joint venture through December 31, 2016. We estimate additional capital contributions by us of up to $4.0 million may be required over the next two years, subject to the joint venture achieving certain operational milestones. The operation of the joint venture may also divert management time from operating our business. No assurances can be given that we will be able to fully fund our obligations under the joint venture agreement, or that, even if funded, the joint venture will ever achieve the research, development and commercial objectives currently contemplated by the parties, such as the discovery and commercialization of new diagnostic tests utilizing next-generation sequencing. If the development efforts of the joint venture do not result in commercially successful tests or services, it will have an adverse effect on our business, financial condition and results of operations.

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

Our success in selling our clinical laboratory services, biopharma services, discovery services, diagnostic tests and any other tests or products that we are able to develop will require us to expand our sales force in the United States and internationally by recruiting additional sales representatives with extensive experience in oncology and close relationships with medical oncologists, surgeons, pathologists and other hospital personnel, as well as pharmaceutical and biotech companies and clinical research organizations. To achieve our marketing and sales goals, we will need to continue to expand our sales and commercial infrastructure. Sales professionals with the necessary technical and business qualifications are in high demand, and there is a risk that we may be unable to attract, hire and retain the number of sales professionals with the right qualifications, scientific backgrounds and relationships with decision-makers at potential customers needed to achieve our sales goals. We may face competition from other companies in our industry, some of whom are much larger than us and who can pay greater compensation and benefits than we can, in seeking to attract and retain qualified sales and marketing employees. If we are unable to hire and retain qualified sales and marketing personnel, our business will suffer.

We have indebtedness with restrictive covenants that limit our ability to obtain additional debt financing and that requires us to comply with certain financial covenants, which could have a material adverse effect on our financial condition, our ability to fund operations, and react to changes in our business.

As of March 22, 2017, we had no indebtedness for borrowed money under our new credit facility with Silicon Valley Bank and $6.0 million under our new term loan with Partners for Growth due on March 22, 2020. However, we do expect to borrow under the new credit facility with Silicon Valley Bank to fund our future working capital requirements, which debt will be due on March 22, 2019. We are required to comply with certain financial covenants and restricts us from, among other things, paying cash dividends, incurring debt and entering into certain transactions without the prior consent of the lenders. Repayments of amounts borrowed under the credit facility may be accelerated if an event of default occurs, which includes, among other things, a violation of such financial covenants and negative covenants. Our debt and related covenants could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position. For example, it could:

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
We also face competition from companies that currently offer or are developing products to profile genes, gene expression or protein biomarkers in various cancers. Precision medicine is a new area of science, and we cannot predict what tests others will develop that may compete with or provide results superior to the results we are able to achieve with the tests we develop. Our competitors include public companies such as Abbott Laboratories, Inc., bioTheranostics, Inc., Foundation Medicine, Inc., Genomic Health, Inc., Invitae Corp., Johnson & Johnson, Myriad Genetics Inc., Nant Health, NeoGenomics, Inc., Quest Diagnostics, Roche Molecular Systems, Inc., and many private companies. We expect that pharmaceutical and biotech companies will increasingly focus attention and resources on the personalized diagnostic sector as the potential and prevalence increases for molecularly targeted oncology therapies approved by FDA along with companion diagnostics.
With respect to our clinical laboratory business we face competition from companies such as Bio-Reference Laboratories, Inc. (a division of Opko), Genoptix Medical Laboratory, Invitae Corp., LabCorp, NeoGenomics, Inc., and Quest Diagnostics.
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

Due to the early stage nature of our business and our limited sales and marketing activities to date, we have historically derived a significant portion of our revenue from a limited number of test ordering sites, although the test ordering sites that generate a significant portion of our revenue may change from period to period. Our test ordering sites are largely hospitals, cancer centers, reference laboratories and physician offices, as well as pharmaceutical and biotech companies as part of a clinical trial. Oncologists and pathologists at these sites order the tests on behalf of the needs of their oncology patients or as part of a clinical trial sponsored by a pharmaceutical and biotech company in which the patient is being enrolled. The top five test ordering clients during 2016 and 2015 accounted for 31% and 49%, respectively, of our testing volumes, with 6% and 18%, respectively, of the test volume coming from community hospitals. During the year ended December 31, 2016, one Biopharma client accounted for approximately 16% of our revenue. During the year ended December 31, 2015 one Biopharma client accounted for approximately 19% of our revenue.

If we fail to perform our Biopharma services in accordance with contractual and regulatory requirements, and ethical considerations, we could be subject to significant costs or liability.

Through our Biopharma services offering, we contract with pharmaceutical and biotech companies to perform a wide range of services to assist them in bringing new therapeutics to market. Our services include monitoring clinical trials, data and laboratory analysis, clinical trial design consulting, data capture and other related services. Such services are complex and subject to contractual requirements, regulatory standards and ethical considerations. For example, we are subject to regulation by the FDA, and comparable foreign regulatory authorities relating to our activities in conducting pre-clinical studies and clinical trials. If we fail to perform our services in accordance with these requirements, regulatory authorities may take action against us or our customers. Such actions may include failure of such regulatory authority to grant marketing approval of our customers’ products, imposition of holds or delays, suspension or withdrawal of approvals, rejection of data collected, laboratory license revocation, product recalls, operational restrictions, civil or criminal penalties or prosecutions, damages or fines. Any such action could have a material adverse effect on our business.

We expect to continue to incur significant expenses to develop and market our diagnostic tests, which could make it difficult for us to achieve and sustain profitability.

In recent years, we have incurred significant costs in connection with the development of our diagnostic tests. For the year ended December 31, 2016, our research and development expenses were $6.0 million, which was 22% of our revenue and our sales and marketing expenses were $4.7 million, which was 17% of revenue. For the year ended December 31, 2015, our research and development expenses were $5.5 million, which was 30% of our net revenue and our sales and marketing expenses were $5.3 million, which was 29% of revenue. We expect our expenses to continue to increase, in absolute dollars, for the foreseeable future as we seek to expand the clinical utility of our diagnostic tests, drive adoption of and reimbursement for our diagnostic tests and develop new tests. As a result, we will need to generate significant revenues in order to achieve sustained profitability.

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

We have collaborative relationships with Memorial Sloan-Kettering Cancer Center, Mayo Clinic, North Shore-Long Island Jewish Health System, the National Cancer Institute, the Cleveland Clinic and other institutions who provide us with tissue samples and other biological materials that we use in developing and validating our tests. We do not have any written arrangement with certain third party collaborators, and in many of the cases in which the arrangements are in writing, our collaborative relationships are terminable on 30 days' notice or less. If one or more collaborators terminate their relationship with us, we will need to identify other third parties to provide us with tissue samples and biological materials, which could result in a delay in our research and development activities and negatively affect our business.

We currently rely on a limited number of suppliers for the reagents and chemistry related to our NGS panels. Any problems, such as disruption of the supply chain or lack of visibility, experienced by these suppliers could result in a delay or interruption in the supply of our NGS panels to us until the problem is cured or until we locate and qualify an alternative source of supply.

The design of our NGS panels is currently optimized using certain reagents and chemistry, which we have incorporated into our processes, equipment and protocols. We currently purchase these components from a limited number of suppliers. If one or more of these suppliers were to delay or stop producing the required reagents, or if the prices charged us were to increase significantly, we would need to identify another supplier and optimize our NGS panels using new reagents. We could experience delays in performing the NGS panels while finding other acceptable suppliers, which could impact our results of operations.

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

In the ordinary course of our business, we and our third-party billing and collections provider collect and store sensitive data, including legally protected health information, personally identifiable information, intellectual property, and proprietary business information owned or controlled by ourselves or our customers, payors, and pharmaceutical and biotech partners. The secure processing, storage, maintenance, and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party billing and collections provider, may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance, or other disruptions. Any such breach or interruption could compromise our networks, and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Any such improper access or disclosure, or loss of information could require us to provide notice to the affected individuals, the press, and regulatory bodies, result in legal claims or proceedings, liability, fines and penalties under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), their implementing regulations, and similar state laws. Unauthorized access, loss, or dissemination could also disrupt our operations, including our ability to conduct our analyses, provide test results, bill payors or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process, and prepare company financial information, provide information about our products and other patient and physician education and outreach efforts through our website, manage the administrative aspects of our business, and damage our reputation, any of which could adversely affect our business.

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

Regulatory Risks Relating to Our Business

Changes in health care law, regulations and policy may have a material adverse effect on our financial condition, results of operations and cash flows.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of PPACA. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of PPACA. The Budget Resolution is not a law; however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of PPACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of PPACA that are repealed. Because of the continued uncertainty about the implementation of PPACA, including the potential for further legal challenges or repeal of PPACA, we cannot quantify or predict with any certainty the likely impact of the PPACA or its repeal on our business, prospects, financial condition or results of operations. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. We cannot predict what impact the “two-for-one” provisions may have on our business.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, starting in 2013. This 2% sequester was recently extended through 2024.

In addition, on February 22, 2012, President Obama signed the Middle Class Tax Relief and Job Creation Act of 2012 (“MCTRJCA”), which, among other things, mandated an additional change in Medicare reimbursement for clinical laboratory services. This legislation requires a rebasing of the Medicare CLFS to effect a 2% reduction in payment rates otherwise determined for 2013. This will serve as a base for 2014 and subsequent years. As a result of the changes mandated by PPACA and MCTRJCA, the Centers for Medicare & Medicaid Services (“CMS”) projects laboratory services for 2015 will be reduced by approximately 0.25%.

Further, in 2014, Congress passed the Protecting Access to Medicare Act or PAMA which also makes significant changes in the way the Medicare will pay for laboratory services. Under PAMA and its implementing regulations, certain laboratories are required to report the amount that they are paid by third party payors for each test beginning in January 2017. CMS will use this data to calculate a weighted median for each test. That new price is supposed to effective on January 1, 2018, although any resulting reductions in excess of 10% will be phased in over time. This data reporting process will be repeated every three years for most tests, although laboratories offering Advanced Diagnostic Laboratory Tests (ADLTs) will have to report private payor data on those tests annually. It is possible that some of our tests may qualify as Advanced Diagnostic Laboratory Tests, which will require us to submit pricing annually for those tests. In addition, under PAMA, we also may be required to obtain new unique codes from CMS or any entity it designates, for our tests that do not currently have unique codes. If PAMA results in a significant reduction in the prices for our tests, it could have a significant impact on our revenues and it is not known at this time how the implementation of PAMA will affect our reimbursement.

Certain of our laboratory services are paid under the Medicare Physician Fee Schedule and, under the current statutory formula, the rates for these services are updated annually. For the past several years, the application of the statutory formula would have resulted in substantial payment reductions if Congress failed to intervene. In the past, Congress passed interim legislation to prevent the decreases. On April 16, 2015, President Obama signed the Medicare and CHIP Reauthorization Act (“MACRA”), which had previously been passed by both houses of Congress. MACRA repealed the provisions related to the Medicare Sustainable Growth Rate (SGR) formula and implements a new physician payment system that is designed to reward the quality of care. In addition, it extends the current Medicare Physician Fee Schedule rates through June 2015, and then increases them by 0.5%t for the remainder of 2015. Beginning on January 1, 2016, the rates will be increased annually by 0.5%, through 2019. For 2020 through 2025 payments will be frozen, although payment will be adjusted to account for performance on certain quality metrics under the Merit-Based Incentive Payment Systems (“MIPS”) or to reflect physician participation in alternative payment models (“APMs”). For 2026 and subsequent years, qualified APM participants receive an annual 0.75% update on Medicare physician payment rates, while those not participating receive a 0.25% annual payment update, plus any applicable MIPS-based payment adjustments. At this time, it is too early to determine how these changes may impact our business beyond 2015. It is unclear what impact, if any, MACRA will have on our business and operating results, but any resulting decrease in payment may result in reduced demand for our services, which could adversely impact our revenues and results of operations.

On November 2, 2016, CMS issued its Final Physician Fee Schedule Rule for 2017, which set out policies that were effective January 2017. Among those policy changes are reductions in the payments for flow cytometry by approximately 19% and an increase in the professional component of immunohistochemistry by approximately 9%, two types of tests that we frequently perform. At this time, we are still assessing the potential impact of these changes.

In addition, many of the Current Procedure Terminology (“CPT”) procedure codes that we use to bill our tests were revised by the AMA, effective January 1, 2013. In the Final Physician Fee Schedule Rule for 2013, CMS announced that it has decided to keep the new molecular codes on the CLFS, rather than move them to the Medicare Physician Fee Schedule as some stakeholders had urged. CMS also announced that for 2013 it would price the new codes using a "gapfilling" process by which it will refer the codes to the Medicare contractors to allow them to determine an appropriate price. Those prices were determined and became effective January 1, 2014. In addition, CMS also stated that it would not recognize certain of the new codes for Multi-Analyte Assays with Algorithmic Assays (“MAAAs”) because it does not believe they qualify as clinical laboratory tests. However, more recently, it has determined that the individual contractors may determine whether to pay for MAAA tests on a case by case basis. On September 25, 2015, CMS released its Preliminary Determinations for new CPT codes effective in 2016, including several new MAAA CPT codes. CMS had proposed "crosswalking" these codes to an unrelated test, resulting in a significant cut in their reimbursement. However, on November 17, 2015, CMS reversed its policy and directed that the tests be gapfilled by the local contracts. It is expected that when PAMA is fully implemented, many of the MAAA codes could qualify to be reimbursed as Advanced Diagnostic Laboratory Tests (“ADLTs”), although it is unclear whether laboratories offering such tests voluntarily will apply for the ADLT designation for those tests. There can be no guarantees that Medicare and other payors will establish positive or adequate coverage policies or reimbursement rates.

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

For the year ended December 31, 2016, we derived approximately 20% of our total revenue from private insurance, including managed care organizations and other health care insurance providers, 14% from Medicare and 5% from other health care facilities billed directly. Medicare and other third-party payors may withdraw their coverage policies or cancel their contracts with us at any time, review and adjust the rate of reimbursement or stop paying for our tests altogether, which would reduce our total revenues.

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

Further, the Medicare Administrative Contractors who process claims for Medicare also can impose their own rules related to coverage and payment for laboratory services provided in their jurisdiction. In 2013, Palmetto GBA, the Medicare Administrative Contractor for North Carolina, South Carolina, Virginia and West Virginia, announced a comprehensive new billing policy and a coverage policy applicable to molecular diagnostic tests, such as ours. Under coverage policy, Palmetto will deny payment for molecular diagnostic tests, unless it has issued a positive coverage determination for the test. Other Medicare contractors are also adopting policies similar to Palmetto's. If any of our tests are subject to the Palmetto policy and/or the Palmetto policy is adopted by other contractors that process claims with hospitals or laboratories that purchase and bill for our tests, our business could be adversely impacted.

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

On July 31, 2014, FDA notified Congress pursuant to the FDASIA that it intended to issue draft Guidances that would modify its policy of enforcement discretion with respect to LDTs and begin to enforce the applicable medical device regulations with respect to such products and tests. On October 3, 2014, the FDA issued two separate draft guidances: “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” (“The Framework Draft Guidance”) and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests” (the “Notification Draft Guidance”). In the Framework Draft Guidance, FDA stated that after the Guidances are finalized, it no longer would exercise enforcement discretion with respect to most LDTs and instead would regulate them in a risk-based manner consistent with the existing classification of medical devices. The Framework Draft Guidance stated that within six months after the Guidances were finalized, all laboratories would be required to give notice to the FDA and provide basic information concerning the nature of the LDTs offered. The

FDA then would begin a phased-in review of the LDTs available, based on the risk associated with the tests. For the highest risk LDTs, which the FDA classifies as Class III devices, the Framework Draft Guidance stated that the FDA would begin to require premarket review within 12 months after the Guidance was finalized. Other high risk LDTs would be reviewed over the next four years and then lower risk tests (Class II tests) would be reviewed in the following four to nine years. The Framework Draft Guidance stated that FDA expected to issue a separate Guidance describing the criteria for its risk-based classification 18-24 months after the Guidances were finalized.

On November 18, 2016, the FDA stated that it would not be issuing final guidance on regulation of LDTs and, instead, it would outline its view of an appropriate risk-based approach to LDTs. On January 13, 2017, the FDA released a “Discussion Paper on Laboratory Developed Tests” that synthesizes the feedback that the agency received from various stakeholders on FDA regulation of LDTs “with the hope that it advances public discussion on LDT oversight.” The FDA stated in the introduction to the discussion paper: “The synthesis does not represent the formal thinking of the FDA, nor is it enforceable…This document does not represent a final version of the LDT draft guidance documents that were published in 2014.” Rather, its purpose is to allow for further public discussion and to give Congress a chance to develop a legislative solution. As the 115th Congress gets underway, a number of Congressional committees reportedly are working with various stakeholders to consider different approaches to regulation of LDTs. It is unclear at this time whether those committees and stakeholders can reach consensus around an approach and develop legislation and whether Congress would pass any such legislation.

If the FDA regulates LDTs as proposed, then it would classify LDTs according to the current system used to regulate medical devices. Under that system, there are three different classes of medical devices, with the requirements becoming more stringent depending on the Class.

We cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for our tests, whether through guidance issued by FDA, new enforcement policies adopted by FDA or new legislation enacted by Congress. We believe it is possible that legislation will be enacted into law or guidance could be issued by FDA, which may result in increased regulatory burdens for us to continue to offer our tests or to develop and introduce new tests. Given the attention Congress continues to give to these issues, legislation affecting this area may be enacted into law and may result in increased regulatory burdens on us as we continue to offer our tests and to develop and introduce new tests.

In addition, the former Secretary of the Department of Health and Human Services requested that its Advisory Committee on Genetics, Health and Society make recommendations about the oversight of genetic testing. A final report was published in April 2008. If the report's recommendations for increased oversight of genetic testing were to result in further regulatory burdens, they could negatively affect our business and delay the commercialization of tests in development.

A FDA requirement that LDTs undergo premarket review could negatively affect our business until such review is completed and clearance or approval to market is obtained. FDA could require that we stop selling our tests pending pre-market clearance or approval. If FDA allows our tests to remain on the market but there is uncertainty about our tests, if they are labeled investigational by FDA or if labeling claims FDA allows us to make are very limited, orders or reimbursement may decline. The regulatory approval process may involve, among other things, successfully completing additional clinical trials and making a 510(k) submission, or filing a PMA application with FDA. If FDA requires pre-market review, our tests may not be cleared or approved on a timely basis, if at all. We may also decide voluntarily to pursue FDA pre-market review of our tests if we determine that doing so would be appropriate.

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

If the FDA decides to require that we obtain clearance or approvals to commercialize our proprietary tests, we may be required to conduct additional clinical testing prior to submitting a 510(k) premarket notification or PMA application for commercial sales. In addition, as part of our long-term strategy we plan to seek FDA clearance or approval so we can sell our proprietary tests outside our laboratory; however, we need to conduct additional clinical validation activities on our proprietary tests before we can submit an application for FDA approval or clearance. Clinical trials must be conducted in compliance with FDA regulations or FDA may take enforcement action or reject the data. The data collected from these clinical trials may ultimately be used to support market clearance or approval for our tests. Once commenced, we believe it would likely take two years or more to conduct the studies and trials necessary to obtain clearance or approval from FDA to commercially launch any of our proprietary tests outside of our clinical laboratory. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our test claims or that FDA or foreign authorities will agree with our conclusions regarding our test results. Success in early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and studies. If we are required to conduct clinical trials, whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase our test development costs, delay commercialization, and interrupt sales of our current products and tests. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial. Moreover, the clinical trial process may fail to demonstrate that our tests are effective for the proposed indicated uses, which could cause us to abandon a test candidate and may delay development of other tests.
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

Our Indian subsidiary serves both the research and clinical markets and is based in Hyderabad, India. In the past, the Indian economy has experienced many of the problems that commonly confront the economies of developing countries, including high inflation, erratic gross domestic product growth and shortages of foreign exchange. The Indian government has exercised, and continues to exercise, significant influence over many aspects of the Indian economy through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries, and Indian government actions concerning the economy could have a material adverse effect on private sector entities like us.

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

Risks Relating to Our Common Stock

The price of our common stock has been and could remain volatile, and the market price of our common stock may decrease.

The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 2014 through December 31, 2016, the market price of our common stock has fluctuated from a high of $20.00 per share in the first quarter of 2014, to a low of $1.10 per share in the fourth quarter of 2016. Market prices for securities of development-stage life sciences companies have historically been particularly volatile. The factors that may cause the market price of our common stock to fluctuate include, but are not limited to:

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

As of March 22, 2017 we had outstanding options to purchase an aggregate of 2,532,734 shares of our common stock at a weighted average exercise price of $7.85 per share and warrants to purchase an aggregate of 7,475,961 shares of our common stock at a weighted average exercise price of $4.61 per share. The exercise of such outstanding options and warrants will result in dilution of the value of our shares.

Reports published by securities or industry analysts, including projections in those reports that exceed our actual results, could adversely affect our common stock price and trading volume.

Securities research analysts establish and publish their own periodic projections for our business. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if our actual results do not match securities research analysts' projections. Similarly, if one or more of the analysts who writes reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, our stock price or trading volume could decline. While we expect securities research analyst coverage, if no securities or industry analysts begin to cover us, the trading price for our stock and the trading volume could be adversely affected.

Our directors and executive officers have substantial influence over us and could delay or prevent a change in corporate control.

Our directors and executive officers, together with their affiliates, in the aggregate beneficially own approximately 22.3% of our outstanding common stock, based on the number of shares outstanding on December 31, 2016. These stockholders, acting together, have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over our management and affairs. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as discussed below, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.0 billion or more; (ii) December 31, 2018, which is the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; and (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We have irrevocably chosen to "opt out" of the extended transition periods available under the JOBS Act for complying with new or revised accounting standards. We intend to take advantage of certain exemptions from various reporting requirements including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, and if we do take advantage of these exemptions, we cannot predict if investors will find our common stock less attractive as a result. If some investors find our common stock less attractive as a result of any choices to take advantage of these reduced disclosure obligations, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, after we are no longer an “emerging growth company,” provided that we are not then still a “smaller reporting company,” we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 of the Sarbanes-Oxley Act, as applicable, requires us to incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to successfully implement our business plan and maintain compliance with Section 404, as applicable, requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting. This, in turn, could have an adverse impact on trading prices for our common stock, and could adversely affect our ability to access the capital markets.

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

As of December 31, 2016, we had a lease for approximately 17,900 square feet of office and laboratory space in Rutherford, New Jersey, 24,900 square feet of laboratory space located in Research Triangle Park (RTP) in Morrisville, North Carolina,

10,000 square feet of laboratory space in Hyderabad, India, 2,700 square feet of laboratory space in Shanghai, China and approximately 19,100 square feet of laboratory space in Los Angeles, California. We have escalating lease agreements for both our New Jersey and North Carolina spaces which expire February 2018 and May 2020, respectively. We also have a lease agreement for our California space which expires on December 31, 2017.

Item 3.	Legal Proceedings

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. We are not party to any legal proceedings or aware of any threatened legal proceedings which are expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, for the periods indicated, the reported high and low sales prices of our common stock on The NASDAQ Capital Market.

	High	Low
4th Quarter 2016	$1.98	$1.10
3rd Quarter 2016	$2.73	$1.72
2nd Quarter 2016	$2.93	$1.82
1st Quarter 2016	$3.38	$1.90

4th Quarter 2015	$8.51	$2.75
3rd Quarter 2015	$12.75	$7.57
2nd Quarter 2015	$12.22	$7.57
1st Quarter 2015	$9.76	$6.55

Holders

As of December 31, 2016, we had approximately 95 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Continental Stock Transfer & Trust, 17 Battery Place, 8th Floor, New York, New York, 10004.

Dividends

We have never declared dividends on our equity securities, and currently do not plan to declare dividends on shares of our common stock in the foreseeable future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. Our loan agreements prohibit us from paying cash dividends on our common stock and the terms of any future loan agreement we enter into or any debt securities we may issue are likely to contain similar restrictions on the payment of dividends. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our board of directors.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 regarding shares of our common stock that may be issued under our existing equity compensation plans, including our 2008 Stock Option Plan (the “2008 Plan”) and our 2011 Equity Incentive Plan (the “2011 Plan”) as well as shares issued outside of these plans.

	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options and rights(1)	(b) Weighted Average exercise price of outstanding options and rights	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
Equity compensation plans approved by security holders (2)	2,162,073	$9.07	1,211,609	(3)
Equity compensation plans not approved by security holders (4)	36,000	$10.00	—
Total	2,198,073	$9.09	1,211,609
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

The selected financial data set forth below as of December 31, 2016 and 2015, and for the years then ended has been derived from the audited consolidated financial statements of the Company, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data as of and for the years ended December 31, 2014, 2013 and 2012 from our audited consolidated financial statements that are not included elsewhere in this Annual Report on Form 10-K.

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements, and the notes thereto, and other financial information included herein. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, expect per share data)
Consolidated Statements of Operations Data:
Revenue	$27,049	$18,040	$10,199	$6,610	$4,302
Cost of revenues	17,104	14,098	8,453	4,925	3,929
Gross profit (loss)	9,945	3,942	1,746	1,685	373
Operating expenses:
Research and development	5,967	5,483	4,622	2,190	2,112
General and administrative	16,034	14,567	12,369	6,115	4,503
Sales and marketing	4,668	5,269	3,964	1,842	1,399
Total operating expenses	26,669	25,319	20,955	10,147	8,014
Loss from operations	(16,724)	(21,377)	(19,209)	(8,462)	(7,641)
Other income (expense):
Interest expense	(454)	(344)	(473)	(2,388)	(4,701)
Interest income	23	49	74	30	—
Change in fair value of warrant liability	1,525	35	417	4,633	7,538
Change in fair value of acquisition note payable	152	269	198	—	—
Loss on debt and warrant restructuring	—	—	—	—	(1,862)
Other expense	(325)	—	—	(6,850)	—
Total other income (expense)	921	9	216	(4,575)	975
Loss before income taxes	(15,803)	(21,368)	(18,993)	(13,037)	(6,666)
Income tax (benefit)	—	(1,184)	(2,350)	(664)	—
Net (loss)	$(15,803)	$(20,184)	$(16,643)	$(12,373)	$(6,666)
Basic net (loss) per share	$(1.00)	$(1.96)	$(1.76)	$(2.65)	$(4.97)
Diluted net (loss) per share	$(1.00)	$(1.96)	$(1.80)	$(3.64)	$(10.55)
Basic weighted average shares outstanding	15,861	10,298	9,449	4,665	1,342
Diluted weighted average shares outstanding	15,861	10,299	9,462	4,676	1,346

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$9,502	$19,459	$25,554	$49,460	$820
Working capital (deficit)	12,378	18,333	27,389	43,272	(9,612)
Total assets	42,434	48,884	47,105	55,157	8,952
Debt, excluding current portion	2,654	4,642	6,000	—	8,441
Accumulated deficit	(113,954)	(98,151)	(77,967)	(61,325)	(48,935)
Total stockholders' equity (deficit)	$25,624	$33,017	$34,554	$45,463	$(23,981)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the “Company,” “we,” “us,” “our” or similar terms, refer to Cancer Genetics, Inc. and its wholly owned subsidiaries: Cancer Genetics Italia, S.r.l., Gentris, LLC and BioServe Biotechnologies (India) Private Limited, except as expressly indicated or unless the context otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with the audited consolidated financial statements and notes thereto included in this annual report on Form10-K. This MD&A may contain forward-looking statements that involve risks and uncertainties. For a discussion on forward-looking statements, see the information set forth in the Introductory Note to this Annual Report under the caption “Forward Looking Statements”, which information is incorporated herein by reference.

Overview

We are an emerging leader in the field of precision medicine, enabling individualized therapies in the field of oncology through our diagnostic products and services and molecular markers. We develop, commercialize and provide molecular- and biomarker-based tests and services that enable physicians to personalize the clinical management of each individual patient by providing genomic information to better diagnose, monitor and inform cancer treatment and that enable biotech and pharmaceutical companies engaged in oncology trials to better select candidate populations and reduce adverse drug reactions by providing information regarding genomic factors influencing subject responses to therapeutics. We have a comprehensive, disease-focused oncology testing portfolio. Our tests and techniques target a wide range of cancers, covering nine of the top ten cancers in prevalence in the United States, with additional unique capabilities offered by our FDA-cleared Tissue of Origin® test for identifying difficult to diagnose tumor types or poorly differentiated metastatic disease.

Our vision is to become the oncology diagnostics partner for pharmaceutical and biotech companies and clinicians by participating in the entire care continuum from bench to bedside. We believe the oncology industry is undergoing a rapid evolution in its approach to diagnostic, prognostic and theranostic testing, embracing precision medicine and individualized testing as a means to drive higher standards of patient treatment and disease management. Similarly, pharmaceutical and biotech companies are increasingly working with precision diagnostic and molecular technology providers such as CGI to provide molecular profiles on clinical trial participants. These profiles may help identify biomarker and genomic variations that may be responsible for differing responses to oncology therapies, thereby increasing the efficiency of trials while lowering costs. We believe tailored and combination therapies can revolutionize oncology care through molecular- and biomarker-based testing services, enabling physicians and researchers to target the factors that make each patient and disease unique.

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

Our clinical offerings include our portfolio of proprietary tests targeting hematological, urogenital and HPV-associated cancers, in conjunction with ancillary non-proprietary tests. Our proprietary tests target cancers that are difficult to prognose and predict treatment outcomes through currently available mainstream techniques. We provide our proprietary tests and services, along with a comprehensive range of non-proprietary oncology-focused tests and laboratory services, to oncologists and pathologists at hospitals, cancer centers, and physician offices, as well as biotech and pharmaceutical companies to support their clinical trials. Our proprietary tests are based principally on our expertise in specific cancer types, test development methodologies and proprietary algorithms correlating genetic events with disease specific information. Our portfolio primarily includes comparative genomic hybridization (CGH) microarrays and next generation sequencing (NGS) panels, gene expression tests, and DNA fluorescent in situ hybridization (FISH) probes.

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

We expect to continue to incur material losses for the near future. We incurred losses of $15.8 million and $20.2 million for fiscal years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, we had an accumulated deficit of $114.0 million.

Acquisitions

On October 9, 2015, we acquired substantially all of the assets of Response Genetics, Inc. (“Response Genetics”), now referred to as CGI West, with its principal place of business in California, for aggregate consideration of approximately $12.9 million.

Key Factors Affecting our Results of Operations and Financial Condition

Our overall long-term growth plan is predicated on our ability to develop and commercialize our proprietary tests, penetrate the Pharmaceutical and Biotechnology (Biopharma) community to achieve more revenue supporting clinical trials and develop and penetrate the Indian market. Our proprietary tests include CGH microarrays, NGS panels, gene expression tests and DNA FISH probes. We continue to develop additional proprietary tests. To facilitate market adoption of our proprietary tests, we anticipate having to successfully complete additional studies with clinical samples and publish our results in peer-reviewed scientific journals. Our ability to complete such studies is dependent upon our ability to leverage our collaborative relationships with leading institutions to facilitate our research and obtain data for our quality assurance and test validation efforts.

We believe that the factors discussed in the following paragraphs have had and are expected to continue to have a material impact on our results of operations and financial condition.

Revenues

Our revenue is primarily generated through our Clinical Services and Biopharma Services. Clinical Services can be billed to Medicare, another third party insurer or the referring community hospital or other healthcare facility or patients in accordance with state and federal law. Biopharma Services are billed to the customer directly. While we have agreements with our Biopharma clients, volumes from these clients are subject to the progression and continuation of the clinical trials which can impact testing volume. We also derive limited revenue from Discovery Services, which are services provided in the development of new testing assays and methods. Discovery Services are billed directly to the customer.

We have historically derived a significant portion of our revenue from a limited number of test ordering sites, although the test ordering sites that generate a significant portion of our revenue have changed from period to period. Test ordering sites account for all of our Clinical Services revenue along with a portion of the Biopharma Services revenue. Our test ordering sites are hospitals, cancer centers, reference laboratories, physician offices, and pharmaceutical and biotechnology companies. Oncologists and pathologists at these sites order the tests on behalf of the needs of their oncology patients or as part of a clinical trial sponsored by a pharmaceutical or biotechnology company in which the patient is being enrolled.

The top five test ordering clients during 2016 and 2015 accounted for 31% and 49%, respectively, of our testing volumes, with 6% and 18%, respectively, of the test volume coming from community hospitals. During the year ended December 31, 2016, one Biopharma client accounted for approximately 16% of our revenue. During the year ended December 31, 2015 one Biopharma client accounted for approximately 19% of our revenue. The loss of our largest client would materially adversely affect our results of operations, however the loss of any other test ordering client would not materially adversely affect our results of operations.

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

For the year ended December 31, 2016, Medicare accounted for approximately 14% of our total revenue, other insurance accounted for approximately 20% of our total revenue and other healthcare facilities accounted for 5% of our total revenue. On average, we generate less revenue per test from other healthcare facilities billed directly, than from other insurance payors.

Cost of Revenues

Our cost of revenues consists principally of internal personnel costs, including non-cash stock-based compensation, laboratory consumables, shipping costs, overhead and other direct expenses, such as specimen procurement and third party validation studies. We are pursuing various strategies to reduce and control our cost of revenues, including automating our processes through more efficient technology and attempting to negotiate improved terms with our suppliers. In 2015, we acquired substantially all of the assets of Response Genetics in California. Overall, with three acquisitions completed, we have made significant progress with integrating our resources and services and leveraging enterprise wide purchasing power to gain supplier discounts, in an effort to reduce costs. We will continue to assess other possible advantages to help us improve our cost structure.

Operating Expenses

We classify our operating expenses into three categories: research and development, sales and marketing, and general and administrative. Our operating expenses principally consist of personnel costs, including non-cash stock-based compensation, outside services, laboratory consumables and overhead, development costs, marketing program costs and legal and accounting fees.

Research and Development Expenses. We incur research and development expenses principally in connection with our efforts to develop our proprietary tests. Our primary research and development expenses consist of direct personnel costs, laboratory equipment and consumables and overhead expenses. In 2013, we entered into a joint venture with the Mayo Foundation for Medical Education and Research, with a focus on developing oncology diagnostic services and tests utilizing next generation sequencing. These efforts continued throughout 2015 and 2016. All research and development expenses are charged to operations in the periods they are incurred.

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

Results of Operations

Years Ended December 31, 2016 and 2015

The following table sets forth certain information concerning our results of operations for the periods shown:

	Year Ended December 31,		Change
	2016	2015	$	%
(dollars in thousands)
Revenue	$27,049	$18,040	$9,009	50%
Cost of revenues	17,104	14,098	3,006	21%
Research and development expenses	5,967	5,483	484	9%
General and administrative expenses	16,034	14,567	1,467	10%
Sales and marketing expenses	4,668	5,269	(601)	-11%
Total operating loss	$(16,724)	$(21,377)	$4,653	-22%
Interest (expense)	(431)	(295)	(136)	46%
Change in fair value of warrant liability	1,525	35	1,490	4,257%
Change in fair value of acquisition note payable	152	269	(117)	-43%
Other expense	(325)	—	(325)	N/A
Loss before income taxes	(15,803)	(21,368)	5,565	-26%
Income tax benefit	—	1,184	(1,184)	-100%
Net loss	$(15,803)	$(20,184)	$4,381	-22%

Revenue

The breakdown of our revenue is as follows:

	Year Ended December 31,				Change
	2016		2015
(dollars in thousands)	$	%	$	%	$	%
Biopharma Services	15,321	57%	11,564	64%	3,757	32%
Clinical Services	10,651	39%	5,651	31%	5,000	88%
Discovery Services	1,077	4%	825	5%	252	31%
Total Revenue	27,049	100%	18,040	100%	9,009	50%

Revenue increased 50%, or $9.0 million, to $27.0 million for the year ended December 31, 2016, from $18.0 million for the year ended December 31, 2015, principally due to a full year of operations at CGI West, whose revenue accounted for $6.5 million of the increase. The remaining increase was driven by additional clinical trial studies, as we execute on a growing number of signed contracts with pharmaceutical and biotechnology companies, and continued growth of our Discovery Services. Our average revenue (excluding probe revenue) per test decreased to $421 per test for the year ended December 31, 2016 from $532 per test for the year ended December 31, 2015, principally due to the increased volume from our CGI West facility at lower average revenue per test. Overall test volumes increased by 142% from 19,996 tests for the year ended December 31, 2015 to 48,427 tests for the year ended December 31, 2016.

Revenue from Biopharma Services increased 32%, or $3.8 million, to $15.3 million for the year ended December 31, 2016, from $11.6 million for the year ended December 31, 2015, principally due to additional clinical trial studies performed at our New Jersey location which accounted for $2.9 million of the increase and a full year of operations at CGI West, which accounted for $1.6 million of the increase. These increases were partially offset by a decrease in Biopharma Services revenue of $0.7 million at our North Carolina location as we continue to leverage a multi-site strategy utilizing our diverse portfolio of diagnostic tests and medical and clinical staff expertise across our enterprise. Revenue from Clinical Services customers increased 88%, or $5.0 million, to $10.7 million for the year ended December 31, 2016, from $5.7 million for the year ended December 31, 2015, principally due to a full year of operations at CGI West, which accounted for $4.9 million of the increase. Revenue from Discovery Services increased $0.3 million, to $1.1 million for the year ended December 31, 2016, representing 4% of total revenue.

Cost of Revenues

Cost of revenues increased 21%, or $3.0 million, to $17.1 million for the year ended December 31, 2016, from $14.1 million for the year ended December 31, 2015, principally due to the following: increased costs of $3.8 million related to a full year of operations at CGI West, and lab supplies expenses increased by $0.3 million or 7% as a result of higher test volumes. These increases were partially offset by a decrease in compensation of $1.1 million due to decreased headcounts and our focus on integrating prior acquisitions, executing on enterprise-wide purchasing programs and controlling direct labor costs.

Operating Expenses

Research and Development Expenses. Research and development expenses increased 9%, or $0.5 million, to $6.0 million for the year ended December 31, 2016, from $5.5 million for the year ended December 31, 2015. Research and development costs increased by $1.6 million, as we added scientific, medical and clinical expertise to our R&D initiatives from our staff at CGI West, and related supplies costs increased by $0.2 million, or 18%, as a result of an increase in R&D activities across the enterprise. These increases were partially offset by a decrease in our share of the loss from Oncospire, our joint venture with Mayo Clinic, of $0.6 million, or 90%, and a reduction in non-cash stock-based compensation of $0.2 million, or 61%. We also reduced collaboration costs by $0.4 million during the year ended December 31, 2016 due to the proximity to reaching commercialization of a developed test with our joint venture partner Mayo Clinic.

General and Administrative Expenses. General and administrative expenses increased 10%, or $1.5 million to $16.0 million for the year ended December 31, 2016, from $14.6 million for the year ended December 31, 2015. The increase primarily relates to the cost of operating CGI West for a full year, which increased general and administrative costs by $2.5 million. This increase was partially offset by a decrease in non-cash stock-based compensation of $0.6 million, or 30%, and a reduction in travel and entertainment costs of $0.3 million, or 66%.

Sales and Marketing Expenses. Sales and marketing expenses decreased 11%, or $0.6 million, to $4.7 million for the year ended December 31, 2016, from $5.3 million for the year ended December 31, 2015, principally due to the following: compensation costs decreased by $0.8 million, or 21%, as a result of decreased headcounts, along with a $0.1 million decrease in advertising and trade show expenses, a $0.1 million decrease in consulting fees and a $0.1 million decrease in travel and entertainment as a result of our efforts to cut costs. These decreases were offset partially by increased costs associated with operating CGI West for a full year of $0.6 million

Interest Income and Expense

Interest expense increased 46%, or $0.1 million, to $0.4 million for the year ended December 31, 2016, from $0.3 million for the year ended December 31, 2015, principally due to the higher interest rate related to debt that was refinanced in May 2015.

Change in Fair Value of Warrant Liability

Changes in fair value of some of our common stock warrants may impact our results.  Accounting rules require us to record certain of our warrants as a liability, measure the fair value of these warrants each quarter and record changes in that value in earnings. As a result of a decrease in our stock price, we recognized non-cash income of $1.5 million for the year ended December 31, 2016, as compared to non-cash income of $35,000 for the year ended December 31, 2015. In the future, if our stock price increases, we would record a non-cash charge as a result of changes in the fair value of our common stock warrants. Consequently, we may be exposed to non-cash charges, or we may record non-cash income, as a result of this warrant exposure in future periods.

Change in Fair Value of Acquisition Note Payable

The change in fair value of the acquisition note payable resulted in $0.2 million in non-cash income for the year ended December 31, 2016, as compared to $0.3 million for the year ended December 31, 2015. The fair value of the note, representing part of the purchase price for BioServe, decreased as a consequence of a decrease in our stock price.

Other Expense

During the year ended December 31, 2016, we incurred $325,000 of expense resulting from the issuance of derivative warrants as part of the 2016 Offerings.

Income Taxes

In November 2015, we received $1.2 million from sales of state NOL's and research and development tax credits. No NOL's or research and development tax credits were sold during the year ended December 31, 2016.

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

In general, our primary uses of cash are providing for operating expenses, working capital purposes and servicing debt. On January 28, 2016, the Line of Credit was amended with SVB, and we are no longer able to draw on the Line of Credit until, as of December 31, 2016, we raise approximately $2.5 million of additional equity. On March 22, 2017, we restructured our debt with Silicon Valley Bank, by repaying the outstanding term loan and entering into a new two year $6.0 million asset-based revolving line of credit agreement. We concurrently entered into a new $6.0 million term loan agreement with Partners for Growth, which, on the day of closing, increased our indebtedness from $4.4 million to $6.0 million and increased our available cash by $1.6 million. We will be able to borrow up to $6.0 million on the revolver, based on a formula tied to eligible accounts receivable, which will increase our indebtedness dollar for dollar. In connection with such debt restructuring we issued warrants to such lenders to purchase an aggregate of 443,262 shares of our common stock.

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

Credit Facility

On May 7, 2015, we entered into a new debt financing facility with Silicon Valley Bank (“SVB”) to refinance the Company’s cash collateralized loan from Wells Fargo and to provide an additional working capital line of credit. The SVB credit facility provides for a $6.0 million term note (“Term Note”) and a revolving line of credit (“Line of Credit”) for an amount not to exceed the lesser of (i) $4.0 million or (ii) an amount equal to 80% of eligible accounts receivable. The Term Note requires monthly principal payments of approximately $167,000 plus interest through maturity on April 1, 2019. The interest rate of the Term Note is the Wall Street Journal prime rate plus 2%, with a floor of 5.25% (5.75% at December 31, 2016) and an additional deferred interest payment of $180,000 will be due upon maturity. The Line of Credit requires monthly interest-only payments of the Wall Street Journal prime rate plus 1.5% (5.25% at December 31, 2016) and matures on May 7, 2017. The new loan agreement requires maintenance of certain financial ratios and grants SVB a first security interest in substantially all Company assets (other than our intellectual property). Pursuant to the new loan agreement, we are no longer required to maintain restricted cash accounts. At December 31, 2016, the principal balance of the Term Note was $4.7 million and the principal balance of the Line of Credit was $0. Pursuant to the amendment dated January 28, 2016, we are restricted from using the Line of Credit until, as of December 31, 2016, $2.5 million of additional equity is raised.

On March 22, 2017, we restructured our debt with Silicon Valley Bank, by repaying the outstanding term loan and entering into a new two year asset-based revolving line of credit agreement. The new SVB credit facility provides for an asset-based line of credit (“ABL”) for an amount not to exceed the lesser of $6.0 million or 80% of eligible accounts receivable plus the lesser of 50% of the net collectable value of 3rd party accounts receivable or three (3) times the average monthly collection amount of 3rd party accounts receivable over the previous quarter. The ABL requires monthly interest payments of the Wall Street Journal prime rate plus 1.5% (5.5% at March 22, 2017) and matures on March 22, 2019.

We concurrently entered into a new $6.0 million term loan agreement with Partners for Growth (“PFG”). The term note is an interest only loan with the full principal and any outstanding interest due at maturity on March 22, 2020. The interest rate of the term note is 11.5% per annum, and may reduce to 11.0% in 2018 based on achieving certain financial milestones set forth by PFG. In connection with such debt restructuring we issued 7 year warrants to such lenders to purchase an aggregate of 443,262 shares of our common stock at a price of $2.82 per share.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Year Ended December 31,
	2016	2015
(in thousands)
Cash provided by (used in):
Operating activities	$(17,851)	$(13,599)
Investing activities	(609)	(2,640)
Financing activities	8,503	10,144
Net increase (decrease) in cash and cash equivalents	$(9,957)	$(6,095)

We had cash and cash equivalents of $9.5 million at December 31, 2016 and $19.5 million at December 31, 2015.

The $10.0 million decrease in cash and cash equivalents for the year ended December 31, 2016 was principally the result of using $17.9 million of net cash in operations, investing $0.5 million in fixed assets and repaying $1.3 million of debt, offset by $10.0 million in net proceeds from the 2016 Offerings.

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

Cash Used in Operating Activities

Net cash used in operating activities was $17.9 million for the year ended December 31, 2016. We used $12.2 million in net cash to run our core operations, including losses from operations and $0.3 million in cash paid for interest. We incurred additional uses of cash when adjusting for working capital items as follows: a net increase in accounts receivable of $5.9 million and a combined increase in other current and non-current assets of $0.1 million. All of these uses of cash were partially offset by a net increase in accounts payable, accrued expenses and deferred revenue of $0.4 million.

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

Cash Used in Investing Activities

Net cash used in investing activities was $0.6 million for the year ended December 31, 2016 and principally resulted from the purchase of fixed assets for $0.5 million and patent costs of $0.1 million.

Net cash used in investing activities was $2.6 million for the year ended December 31, 2015 and principally resulted from the purchase of substantially all assets of Response Genetics for $7.5 million, plus stock, and the purchase of fixed assets for $1.0 million, offset by the $6.0 million decrease in restricted cash resulting from refinancing our debt in May 2015.

Cash Used/Provided by Financing Activities

Net cash provided by financing activities was $8.5 million for the year ended December 31, 2016 principally due to the 2016 Offerings, which resulted in $10.0 million in net proceeds, offset by the repayment of $1.3 million in indebtedness and capital lease payments of $0.1 million.

Net cash used in financing activities was $10.1 million for the year ended December 31, 2015 principally due to the 2015 Offering, which resulted in $10.3 million in net proceeds, offset by capital lease payments of $0.1 million and equity issuance costs of $0.1 million.

Capital Resources, Acquisitions and Expenditure Requirements

We expect to continue to incur material operating losses in the future. It may take several years, if ever, to achieve positive operational cash flow. We may need to raise additional capital to fund our current operations, to repay certain outstanding indebtedness and to fund expansion of our business to meet our long-term business objectives through public or private equity offerings, debt financings, borrowings or strategic partnerships coupled with an investment in our company or a combination thereof. If we raise additional funds through the issuance of convertible debt securities, or other debt securities, these securities could be secured and could have rights senior to those of our common stock. In addition, any new debt incurred by the Company could impose covenants that restrict our operations and increase our interest expense. The issuance of any new equity securities will also dilute the interest of our current stockholders. Given the risks associated with our business, including our unprofitable operating history and our ability to develop additional proprietary tests, additional capital may not be available when needed on acceptable terms, or at all. If adequate funds are not available, we will need to curb our expansion plans or limit our research and development activities, which would have a material adverse impact on our business prospects and results of operations.

We believe that our current cash will support operations for at least the next 12 months from the date of this report. We continue to explore opportunities for additional equity or debt financing, and we are taking steps to improve our operating cash flow. We can provide no assurances that our current actions will be successful or that any additional sources of financing will be available to us on favorable terms, if at all, when needed. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative, sales and marketing and research and development activities are forward-looking statements and involve risks and uncertainties.

Management believes that its existing cash and cash equivalents, taken together with the net proceeds of the  debt financing completed in March 2017, will be sufficient to fund the Company's operations for at least the next twelve months after filing this Annual Report on Form 10-K.

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

Our forecast of the period of time through which our current financial resources will be adequate to support our operations and our expected operating expenses are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

•	our ability to achieve revenue growth and profitability;

•	the costs for funding the operations we recently acquired;

•	our ability to improve efficiency of billing and collection processes;

•	our ability to obtain approvals for our new diagnostic tests;

•	our ability to execute on our marketing and sales strategy for our tests and gain acceptance of our tests in the market;

•	our ability to obtain adequate reimbursement from governmental and other third-party payors for our tests and services;

•	the costs, scope, progress, results, timing and outcomes of the clinical trials of our tests;

•	the costs of operating and enhancing our laboratory facilities;

•	our ability to succeed with our cost control initiative;

•	the timing of and the costs involved in regulatory compliance, particularly if the regulations change;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	our ability to manage the costs of manufacturing our tests;

•	our rate of progress in, and cost of research and development activities associated with, products in research and early development;

•	the effect of competing technological and market developments;

•	costs related to expansion;

•	our ability to secure financing and the amount thereof; and

•	other risks discussed in the section entitled “Risk Factors.”

We expect that our operating expenses and capital expenditures will increase in the future as we expand our business. We plan to increase our sales and marketing headcount to promote our new clinical tests and services and to expand into new geographies and to continue our research and development expenditures associated with performing work with research collaborators, to expand our pipeline and to perform work associated with our research collaborations. For example, in 2011 we entered into an affiliation agreement to form a joint venture with the Mayo Foundation for Medical Education and Research pursuant to which we made an initial $1.0 million capital contribution in October 2013 and $1.0 million in the third quarter of 2014. We may make additional capital contributions of up to $4.0 million, subject to the joint venture entity’s achievement of certain operational milestones. Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we may need to raise additional capital to fund our operations.

Subject to the availability of future financing, we may use significant cash to fund acquisitions. On October 9, 2015, we acquired substantially all of the assets of Response Genetics for aggregate consideration of approximately $12.9 million consisting of $7.5 million in cash and our common stock valued at approximately $5.4 million.

Future Contractual Obligations

The following table reflects a summary of our estimates of future contractual obligations as of December 31, 2016. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of items under U.S. GAAP as currently in effect and certain assumptions, such as the interest rate on our variable debt that was in effect as of December 31, 2016. Future events could cause actual payments to differ from these amounts.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
(dollars in thousands)
Principal and interest under notes payable and lines of credit	$4,991	$2,216	$2,775	$—	$—
Capital Lease obligations, including interest, for equipment	549	136	243	170	—
Operating lease obligations relating to corporate headquarters and clinical laboratories	2,783	1,712	896	175	—
Total	$8,323	$4,064	$3,914	$345	$—

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

Foreign Exchange Risk

We conduct business in foreign markets through our subsidiary in India (BioServe Biotechnologies (India) Private Limited) and in Italy through our subsidiary (Cancer Genetics Italia, S.r.l.). For the years ended December 31, 2016 and 2015, approximately 4% and 5%, respectively, of our revenues were earned outside the United States and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the United States dollar and the subsequent translation of the Indian Rupee or Euro to United States dollars. We currently do not hedge currency risk. The translation adjustments for the years ended December 31, 2016 and 2015 were not significant.

Interest Rate Risk

At December 31, 2016, we had interest rate risk primarily related to borrowings of $4.7 million on the term note with Silicon Valley Bank (“Silicon Valley Line”). Borrowings under the Silicon Valley term note bear interest at the Wall Street Journal prime rate plus 2%, with a floor of 5.25% (5.75% at December 31, 2016). If interest rates increased by 1.0%, interest expense in 2017 on our current borrowings would increase by approximately $37,000.

Investment of Cash

We invest our cash primarily in money market funds. Because of the short-term nature of these investments, we do not believe we have material exposure due to market risk. The impact to our financial position and results of operations from likely changes in interest rates is not material.

Item 8.	Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
Cancer Genetics, Inc. and Subsidiaries
Consolidated Financial Report December 31, 2016

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Cancer Genetics, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Cancer Genetics, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cancer Genetics, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
/s/ RSM US LLP
New York, New York
March 23, 2017

CANCER GENETICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,502	$19,459
Accounts receivable, net of allowance for doubtful accounts of 2016 $1,387; 2015 $664	11,748	6,621
Other current assets	2,174	2,118
Total current assets	23,424	28,198
FIXED ASSETS, net of accumulated depreciation	4,738	6,069
OTHER ASSETS
Restricted cash	300	300
Patents and other intangible assets, net of accumulated amortization	1,503	1,727
Investment in joint venture	268	341
Goodwill	12,029	12,029
Other	172	220
Total other assets	14,272	14,617
Total Assets	$42,434	$48,884
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,148	$7,579
Obligations under capital leases, current portion	109	122
Deferred revenue	789	831
Bank term note, current portion	2,000	1,333
Total current liabilities	11,046	9,865
Bank term note	2,654	4,642
Obligations under capital leases	374	276
Deferred rent payable and other	290	315
Warrant liability	2,018	17
Deferred revenue, long-term	428	752
Total Liabilities	16,810	15,867
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 9,764 shares $0.0001 par value, none issued	—	—
Common stock, authorized 100,000 shares, $0.0001 par value, 18,936 and 13,652 shares issued and outstanding as of December 31, 2016 and 2015, respectively	2	1
Additional paid-in capital	139,576	131,167
Accumulated deficit	(113,954)	(98,151)
Total Stockholders’ Equity	25,624	33,017
Total Liabilities and Stockholders’ Equity	$42,434	$48,884
See Notes to Consolidated Financial Statements.

CANCER GENETICS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended December 31,
	2016	2015
Revenue	$27,049	$18,040
Cost of revenues	17,104	14,098
Gross profit	9,945	3,942
Operating expenses:
Research and development	5,967	5,483
General and administrative	16,034	14,567
Sales and marketing	4,668	5,269
Total operating expenses	26,669	25,319
Loss from operations	(16,724)	(21,377)
Other income (expense):
Interest expense	(454)	(344)
Interest income	23	49
Change in fair value of warrant liability	1,525	35
Change in fair value of acquisition note payable	152	269
Other expense	(325)	—
Total other income (expense)	921	9
Loss before income taxes	(15,803)	(21,368)
Income tax (benefit)	—	(1,184)
Net (loss)	$(15,803)	$(20,184)
Basic net (loss) per share	$(1.00)	$(1.96)
Diluted net (loss) per share	$(1.00)	$(1.96)
Basic weighted average shares outstanding	15,861	10,298
Diluted weighted average shares outstanding	15,861	10,299
See Notes to Consolidated Financial Statements.

CANCER GENETICS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2016 and 2015
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2014	9,821	1	112,520	(77,967)	34,554
Stock based compensation - employees	35	—	2,558	—	2,558
Stock based compensation - non-employees	—	—	276	—	276
Exercise of warrants	—	—	1	—	1
Exercise of options	4	—	23	—	23
Issuance of stock - Cantor Sales Agreement	3	—	34	—	34
Issuance of stock - acquisition of Response Genetics	789	—	5,436	—	5,436
Issuance of stock with warrants in 2015 Offering	3,000	—	10,319	—	10,319
Net loss	—	—	—	(20,184)	(20,184)
Balance, December 31, 2015	13,652	1	131,167	(98,151)	33,017
Stock based compensation—employees	16	—	1,978	—	1,978
Stock based compensation—non-employees	—	—	38	—	38
Issuance of stock - consultant	50	—	75	—	75
Issuance of stock in 2016 Offerings	5,218	1	6,318	—	6,319
Net loss	—	—	—	(15,803)	(15,803)
Balance, December 31, 2016	18,936	$2	$139,576	$(113,954)	$25,624

See Notes to Consolidated Financial Statements

CANCER GENETICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,803)	$(20,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,032	1,503
Amortization	343	159
Provision for bad debts	723	413
Stock-based compensation	2,016	2,834
Stock issued for consulting services	75	—
Change in fair value of acquisition note payable	(152)	269
Change in fair value of Gentris contingent consideration	—	(207)
Change in fair value of warrant liability	(1,525)	(35)
Amortization of loan guarantee, financing fees and debt issuance costs	12	8
Loss in equity-method investment	73	707
Change in working capital components:
Accounts receivable	(5,850)	(1,662)
Other current assets	(56)	(384)
Other non-current assets	(69)	(101)
Accounts payable, accrued expenses and deferred revenue	355	3,114
Deferred rent and other	(25)	(33)
Net cash (used in) operating activities	(17,851)	(13,599)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(490)	(1,008)
Decrease in restricted cash	—	6,000
Patent costs	(119)	(137)
Cash used in acquisition of Response Genetics	—	(7,495)
Net cash (used in) investing activities	(609)	(2,640)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(126)	(83)
Payment of equity issuance costs	—	(117)
Proceeds from public offerings of equity, net of offering costs	9,962	10,353
Proceeds from warrant exercises	—	1
Proceeds from option exercises	—	23
Payment of debt issuance costs	—	(33)
Principal payments on notes payable	(1,333)	—
Net cash provided by financing activities	8,503	10,144
Net (decrease) in cash and cash equivalents	(9,957)	(6,095)
CASH AND CASH EQUIVALENTS
Beginning	19,459	25,554
Ending	$9,502	$19,459
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$333	$240
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Fixed assets acquired through capital lease arrangements	$211	$—
Value of shares issued as partial consideration to purchase Response Genetics	—	5,436
Net tangible assets acquired via acquisition	—	2,843
See Notes to Consolidated Financial Statements.

CANCER GENETICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1. Organization, Description of Business and Offerings

We are an emerging leader in the field of precision medicine, enabling individualized therapies in the field of oncology through our diagnostic products and services and molecular markers. We develop, commercialize and provide molecular- and biomarker-based tests and services that enable physicians to personalize the clinical management of each individual patient by providing genomic information to better diagnose, monitor and inform cancer treatment and that enable biotech and pharmaceutical companies engaged in oncology trials to better select candidate populations and reduce adverse drug reactions by providing information regarding genomic factors influencing subject responses to therapeutics. We have a comprehensive, disease-focused oncology testing portfolio. Our tests and techniques target a wide range of cancers, covering nine of the top ten cancers in prevalence in the United States, with additional unique capabilities offered by our FDA-cleared Tissue of Origin® test for identifying difficult to diagnose tumor types or poorly differentiated metastatic disease.

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

2016 Offerings

May Offering

On May 25, 2016, we sold 2,467,820 shares of common stock in a public offering and warrants to purchase 1,233,910 shares of common stock in a concurrent private placement. These offerings resulted in gross proceeds of $5 million. We sold 2,150,000 shares of common stock and warrants to purchase 1,075,000 shares of common stock to certain institutional investors at a combined offering price of $2.00 per common share, and our Chairman of the Board, John Pappajohn, purchased 317,820 shares of common stock and warrants to purchase 158,910 shares of common stock at a combined offering price of $2.2025 per common share. In addition, we issued warrants to purchase an aggregate of 123,391 shares of common stock to the placement agent. Subject to certain ownership limitations, the warrants were initially exercisable commencing six months from the issuance date at an exercise price equal to $2.25 per share of common stock. The warrants are exercisable for five years from the initial exercise date. All references to the sales of common stock with warrants mentioned in this paragraph, along with the September Offering below, are referred to as the “2016 Offerings.”

September Offering

On September 14, 2016, we sold 2,750,000 shares of common stock in a public offering and warrants to purchase 1,375,000 shares of common stock in a concurrent private placement at a combined price of $2.00 per common share. These offerings resulted in gross proceeds of $5.5 million. In addition, we issued warrants to purchase an aggregate of 137,500 shares of common stock to the placement agent. Subject to certain ownership restrictions, the warrants will be initially exercisable six months from the issuance date at an exercise price of $2.25 per share of common stock. The warrants are exercisable for five years from the initial exercise date. All references to the sales of common stock with warrants mentioned in this paragraph, along with the May Offering above, are referred to as the “2016 Offerings.”

Note 2. Significant Accounting Policies
Basis of presentation: We prepare our financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.
Segment reporting: Operating segments are defined as components of an enterprise about which separate discrete information is used by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We view our operations and manage our business in one operating segment, which is the business of developing and selling diagnostic tests and services.
Liquidity and going concern: At December 31, 2016, our cash position and history of losses required management to asses our ability to continue operating as a going concern, according to FASB Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). Management evaluated the history and operational losses to have a material effect on our ability to continue as a going concern, unless we take actions to alleviate those conditions. Our primary sources of liquidity have been funds generated from our debt financings and equity financings. Subsequent to December 31, 2016, we were able to restructure our senior debt with our lender and secure additional debt capital with another lender to increase our cash positon and have available funds to operate, and we completed the sale of State of New Jersey net operating loss carryforwards in early 2017 (Note 20 Subsequent Events). We have reduced, and plan to continue reducing, our operating expenses, and expect to grow our revenue in 2017 and beyond, and have also increased our cash collections from our customers and third-party payors and plan to continue to improve our cash collection results.
Management believes that its existing cash and cash equivalents, taken together with the net proceeds of the debt financing completed in March 2017, will be sufficient to fund the Company's operations for at least the next twelve months after filing this Annual Report on Form 10-K.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Cancer Genetics, Inc. and our wholly owned subsidiaries.
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
Revenue recognition: The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, as well as SEC Staff Accounting Bulletin 104, for its Biopharma and Discovery Services, and ASC 954-605, Health Care Entities, Revenue Recognition for its Clinical Services. These standards generally require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. In determining whether the price is fixed or determinable, we consider payment limits imposed by insurance carriers and

Medicare, and the amount of revenue recorded takes into account the historical percentage of revenue we have collected for each type of test for each payor category. Periodically, an adjustment is made to Clinical Services revenue to record differences between our anticipated cash receipts from third parties, such as insurance carriers and Medicare and actual receipts from such payors. For the periods presented, such adjustments were not significant. For some Clinical Service and Biopharma customers billed directly, revenue is recorded based upon the contractually agreed upon fee schedule. When assessing collectability, we consider whether we have sufficient payment history to reliably estimate a payor’s individual payment patterns. We do not bill customers for shipping and handling fees, other than reimbursement of such expenses we incur on behalf of our Biopharma clients, and we do not collect any sales or other taxes from customers.
Accounts receivable: Accounts receivable are carried at net realizable value, which is the original invoice amount less an estimate for contractual adjustments, discounts and doubtful receivables, the amounts of which are determined by an analysis of individual accounts. Our policy for assessing the collectability of receivables is dependent upon the major payor source of the underlying revenue. For Biopharma and Discovery clients, an assessment of credit worthiness is performed prior to initial engagement and is reassessed periodically. If deemed necessary, an allowance is established on receivables from direct bill clients. For Clinical Services clients, we record revenues and related receivables when the testing process is complete and the results are reported. Revenue is recorded at the expected price, taking into account the patient's ability to pay, as well as anticipated discounts, adjustments and/or contractual allowances, as applicable. After reasonable collection efforts are exhausted, amounts deemed to be uncollectible are written off against the allowance for doubtful accounts. Since the Company only recognizes revenue to the extent it expects to collect such amounts, bad debt expense related to receivables from patient service revenue is recorded in general and administrative expense in the consolidated statements of operations. Recoveries of accounts receivable previously written off are recorded when received.
Deferred revenue: Payments received in advance of services rendered are recorded as deferred revenue and are subsequently recognized as revenue in the period in which the services are performed.
Fixed assets: Fixed assets consist of diagnostic equipment, furniture and fixtures and leasehold improvements. Fixed assets are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which generally range from five to seven years. Leasehold improvements are depreciated over the lesser of the lease term or the estimated useful lives of the improvements using the straight-line method. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon sale, retirement or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss recorded to the consolidated statements of operations.
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

Goodwill: Goodwill resulted from the purchases of Gentris Corporation (“Gentris”) and BioServe Biotechnologies (India) Pvt. Ltd. (“BioServe”) in 2014 and the purchase of Response Genetics, Inc. (“Response Genetics”) in 2015, as described in Note 16. In accordance with ASC 350, Intangibles - Goodwill and Other, we are required to test goodwill for impairment and adjust for impairment losses, if any, at least annually and on an interim basis if an event or circumstance indicates that it is likely impairment has occurred. Our annual goodwill impairment testing date is October 1 of each year. No such losses were incurred during the years ended December 31, 2016 and 2015.

Goodwill (in thousands)
Balance, December 31, 2014	$3,187
Purchased through acquisition of Response Genetics	8,842
Balance, December 31, 2015 and 2016	$12,029
Loan guarantee and financing fees: Loan guarantee fees are amortized on a straight-line basis over the term of the guarantee. Financing fees are amortized using the effective interest method over the term of the related debt.
Warrant liability: We have issued certain warrants which contain an exercise price adjustment feature in the event we issue additional equity instruments at a price lower than the exercise price of the warrant. We have also issued warrants containing a contingent net cash settlement feature. The warrants are described herein as derivative warrants. We account for these derivative warrants as liabilities. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the binomial lattice valuation pricing model with the assumptions as follows: The risk-free interest rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve. The expected life of the warrants is based upon the contractual life of the warrants. Prior to 2016, volatility was estimated based on an average of the historical volatilities of the common stock of four entities with characteristics similar to those of the Company. Effective January 1, 2016, we began using the historical volatility of our common stock. We used the closing price of our shares on the NASDAQ Capital Market.
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
Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have established a full valuation allowance on our deferred tax assets as of December 31, 2016 and 2015, therefore we have not recognized any tax benefit or expense in the periods presented.
ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from uncertain tax positions may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2016 and 2015 we had no uncertain tax positions.
Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. There is no accrual for interest or penalties on our consolidated balance sheets at December 31, 2016 or 2015, and we have not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2016 or 2015.
Patents and other intangible assets: We account for intangible assets under ASC 350-30. Patents consisting of legal fees incurred are initially recorded at cost. We have also acquired patents that are initially recorded at fair value. Patents are amortized over the useful lives of the assets, using the straight-line method. Certain patents are in the legal application process and therefore are not currently being amortized. We review the carrying value of patents at the end of each reporting period. Based upon our review, there were no patent impairments in 2016 or 2015.
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
Joint venture accounted for under the equity method: The Company records its joint venture investment following the equity method of accounting, reflecting its initial investment in the joint venture and its share of the joint venture’s net earnings or losses and distributions. The Company’s share of the joint venture’s net loss was approximately $73,000 in 2016 and $707,000 in 2015 and is included in research and development expense on the Consolidated Statements of Operations. The Company has a net receivable due from the joint venture of approximately $10,000 at both December 31, 2016 and 2015, which is included in other assets in the Consolidated Balance Sheets. See additional information in Note 18.
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. As issued and amended, ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018. Early adoption is permitted in the first quarter of fiscal year 2017. The Company believes its Biopharma Service revenue could be affected by the new standard. The Company is presently evaluating its Biopharma Service contacts for multiple elements and variable consideration provisions that may affect the timing of revenue recognition subsequent to ASU 2014-09's adoption. The Company expects to adopt the new standard on January 1, 2018, using the modified retrospective approach, which involves applying the new standard to all contracts initiated on or after the effective date and recording an adjustment to opening equity for pre-existing contracts that have remaining obligations as of the effective date.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) “Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The updated standard is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the effect this standard will have on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance on statement of cash flow presentation for eight specific cash flow issues where diversity in practice exists. The updated standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the effect this standard will have on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. The updated standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We do not expect ASU 2016-09 to have a material impact on our financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): “Simplifying the Accounting for Goodwill Impairment,” which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual periods beginning after December

15, 2019, and interim periods within those annual periods. Early adoption is permitted and applied prospectively. We do not expect ASU 2017-04 to have a material impact to our financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash,” clarifying the treatment of restricted cash accounts on the statements of cash flows. ASU 2016-18 indicates that restricted cash accounts should be included with cash and cash equivalents when reconciling the beginning of year and end of year total amounts shown on the statements of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the effect this standard will have on the consolidated financial statements.
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
Basic net loss and diluted net loss per share data were computed as follows (in thousands, except per share amounts):

	2016	2015
Numerator:
Net (loss) for basic earnings per share	$(15,803)	$(20,184)
Less change in fair value of warrant liability	—	35
Net (loss) for diluted earnings per share	$(15,803)	$(20,219)
Denominator:
Weighted-average basic common shares outstanding	15,861	10,298
Assumed conversion of dilutive securities:
Common stock purchase warrants	—	1
Potentially dilutive common shares	—	1
Denominator for diluted earnings per share—adjusted weighted-average shares	15,861	10,299
Basic net loss per share	$(1.00)	$(1.96)
Diluted net loss per share	$(1.00)	$(1.96)
The following table summarizes potentially dilutive adjustments to the weighted average number of common shares which were excluded from the calculation (in thousands):

	2016	2015
Common stock purchase warrants	7,033	4,372
Stock options	2,198	1,961
Restricted shares of common stock	80	121
	9,311	6,454

Note 3. Revenue and Accounts Receivable

Revenue by service type for each of the years ended December 31 is comprised of the following (in thousands):

	2016	2015
Biopharma Services	$15,321	$11,564
Clinical Services	10,651	5,651
Discovery Services	1,077	825
	$27,049	$18,040

The table above includes approximately $2,085,000 of biopharma services revenue and approximately $6,190,000 of clinical services revenue from our acquisition of Response Genetics for the year ended December 31, 2016. The table above includes approximately $486,000 of biopharma services revenue and approximately $1,265,000 of clinical services revenue from our acquisition of Response Genetics for the period October 9, 2015 through December 31, 2015.
Accounts receivable by service type at December 31, 2016 and 2015 consists of the following (in thousands):

	2016	2015
Biopharma Services	$3,683	$3,238
Clinical Services	8,972	3,733
Discovery Services	480	314
Allowance for doubtful accounts	(1,387)	(664)
	$11,748	$6,621

Allowance for Doubtful Accounts (in thousands)
Balance, December 31, 2014	$251
Additions to allowance for doubtful accounts	413
Balance, December 31, 2015	664
Additions to allowance for doubtful accounts	723
Balance, December 31, 2016	$1,387

Revenue for Biopharma Services are customized solutions for patient stratification and treatment selection through an extensive suite of DNA-based testing services. Biopharma Services are billed to pharmaceutical and biotechnology companies. Clinical Services are tests performed to provide information on diagnosis, prognosis and theranosis of cancers to guide patient management. Clinical Services tests can be billed to Medicare, another third party insurer or the referring community hospital or other healthcare facility. Discovery Services are services that provide the tools and testing methods for companies and researchers seeking to identify new DNA-based biomarkers for disease. The breakdown of our Clinical Services revenue (as a percent of total revenue) is as follows:

	2016	2015
Medicare	14%	10%
Other insurers	20%	12%
Other healthcare facilities	5%	9%
Total Clinical Services	39%	31%
We have historically derived a significant portion of our revenue from a limited number of test ordering sites. Test ordering sites account for all of our Clinical Services revenue. Our test ordering sites are largely hospitals, cancer centers, reference laboratories, physician offices and biopharmaceutical companies. Oncologists and pathologists at these sites order the tests on behalf of the needs of their oncology patients or as part of a clinical trial sponsored by a biopharmaceutical company in which the patient is being enrolled. We generally do not have formal, long-term written agreements with such test ordering sites, and, as a result, we may lose a significant test ordering site at any time.
The top five test ordering clients during 2016 and 2015 accounted for 31% and 49%, respectively, of our testing volumes, with 6% and 18%, respectively, of the test volume coming from community hospitals. During the year ended December 31, 2016, one Biopharma client accounted for approximately 16% of our revenue. During the year ended December 31, 2015, one Biopharma client accounted for approximately 19% of our revenue.

Note 4. Other Current Assets
At December 31, 2016 and 2015, other current assets consisted of the following (in thousands):

	2016	2015
Inventory	$146	$133
Prepaid expenses	2,028	1,985
	$2,174	$2,118

Note 5. Lease Commitments

We lease our laboratory, research facility and administrative office space under various operating leases. We have approximately 17,900 square feet of office and laboratory space in Rutherford, New Jersey, 24,900 square feet in Morrisville, North Carolina, 19,100 square feet in Los Angeles, California, 10,000 square feet in Hyderabad, India and 2,700 square feet in Shanghai, China. We have escalating lease agreements for both our New Jersey and North Carolina spaces which expire January 2018 and May 2020, respectively. These leases require monthly rent with periodic rent increases that vary from $1 to $2 per square foot of the rented premises per year. The difference between minimum rent and straight-line rent is recorded as deferred rent payable. The terms of our New Jersey lease require that a $300,000 security deposit for the facility be held in a stand by letter of credit in favor of the landlord (see Note 7).

We acquired office and scientific equipment under long term leases which have been capitalized at the present value of the minimum lease payments. The equipment under these capital leases had a cost of $916,600 and accumulated depreciation of $279,788, as of December 31, 2016.

Minimum future lease payments under all capital and operating leases as of December 31, 2016 are as follows (in thousands):

	Capital Leases	Operating Leases	Total
December 31,
2017	$136	$1,712	$1,848
2018	130	513	643
2019	113	383	496
2020	102	175	277
2021	68	—	68
Thereafter	—	—	—
Total minimum lease payments	$549	$2,783	$3,332
Less amount representing interest	66
Present value of net minimum obligations	483
Less current obligation under capital lease	109
Long-term obligation under capital lease	$374

Rent expense for the years ended December 31, 2016 and 2015 was approximately $1.7 million and $1.1 million, respectively.

Note 6. Bank Term Note and Line of Credit

On May 7, 2015, we entered into a debt financing facility with Silicon Valley Bank (“SVB”) to refinance the Company’s cash collateralized loan from Wells Fargo and to provide an additional working capital line of credit. The SVB credit facility provides for a $6.0 million term note (“Term Note”) and a revolving line of credit (“Line of Credit”) for an amount not to exceed the lesser of (i) $4.0 million or (ii) an amount equal to 80% of eligible accounts receivable. The Term Note requires interest-only payments through April 30, 2016 and beginning May 1, 2016, monthly principal payments of approximately$167,000 will be required plus interest through maturity on April 1, 2019. The interest rate of the Term Note is the Wall Street Journal prime rate plus 2%, with a floor of 5.25% (5.75% and 5.50% at December 31, 2016 and 2015, respectively) and an additional deferred interest payment of $180,000 will be due upon maturity. The Line of Credit requires monthly interest-only payments of the Wall Street Journal prime rate plus 1.5% (5.25% and 5.00% at December 31, 2016 and 2015, respectively) and matures on May 7, 2017. The loan agreement requires maintenance of certain financial ratios and grants SVB a first security interest in substantially all Company assets (other than our intellectual property). At December 31, 2016 and 2015, the principal balance of the Term Note was $4,666,667 and $6,000,000, respectively, and the principal balance of the Line of Credit was $0. On January 28, 2016, the Line of Credit was amended with SVB and as of December 31, 2016, we were no longer able to draw on the Line of Credit until we raised approximately $2.5 million of additional equity. The Term Loan and Line of Credit were subsequently paid, see Note 20 Subsequent Events.

The following is a summary of long-term debt as of December 31 (in thousands):

	2016	2015
Term note, principal balance	$4,667	$6,000
Less unamortized debt issuance costs	13	25
Term note, net	4,654	5,975
Less current maturities	2,000	1,333
Long-term portion	$2,654	$4,642

Principal maturities of the Term Note as of December 31, 2016 are as follows: 2017 - $2,000,000; 2018 - $2,000,000; 2019 - $666,667.

Note 7. Letter of Credit
We maintain a $300,000 letter of credit in favor of our landlord pursuant to the terms of the lease for our Rutherford facility. At December 31, 2016 the letter of credit was fully secured by the restricted cash disclosed on our Consolidated Balance Sheet.

Note 8. Fixed Assets

Fixed assets are summarized by major classifications as follows (in thousands):

	2016	2015
Equipment	$9,094	$8,442
Furniture and fixtures	1,068	1,083
Leasehold improvements	932	932
	11,094	10,457
Less accumulated depreciation	(6,356)	(4,388)
Net fixed assets	$4,738	$6,069

Note 9. Patents and Other Intangible Assets

Patents and other intangible assets consist of the following at December 31, 2016 and 2015:

			Weighted-Average
	(in thousands)	(in thousands)	Amortization
	2016	2015	Period
Patents	$843	$724	10 years
Patents - Response Genetics acquisition	800	800	7 years
Software - Response Genetics acquisition	446	446	2 years
	2,089	1,970
Less accumulated amortization	(586)	(243)
Net patent and other intangible assets	$1,503	$1,727
Future amortization expense for legally approved patents (excluding patent applications in progress of approximately $444,000 as of December 31, 2016) and other intangible assets, is estimated as follows (in thousands):

2017	$289
2018	200
2019	153
2020	145
2021	139
2022 and thereafter	133
Total	$1,059

Note 10. Income Taxes
The provision (benefit) for income taxes for the years ended December 31, 2016 and 2015 differs from the approximate amount of income tax benefit determined by applying the U.S. federal income tax rate to pre-tax loss, due to the following:

	For the Year Ended December 31, 2016		For the Year Ended December 31, 2015
	Amount (in thousands)	% of Pretax Loss	Amount (in thousands)	% of Pretax Loss
Income tax benefit at federal statutory rate	$(5,531)	35.0%	$(7,479)	35.0%
State tax provision, net of federal tax benefit	(777)	4.9%	(878)	4.1%
Tax credits	(342)	2.2%	(232)	1.1%
Stock based compensation	206	(1.3)%	201	(0.9)%
Derivative warrants	(534)	3.4%	(12)	0.1%
Investor consideration	—	—%	(110)	0.5%
Change in valuation allowance	7,459	(47.2)%	6,617	(31.0)%
Foreign operations	251	(1.6)%	283	(1.3)%
Other	(732)	4.6%	426	(2.1)%
Income tax (benefit) provision	$—	—%	$(1,184)	5.5%
During November 2015, we sold $15,990,475 of gross State of New Jersey net operating loss (“NOL”) carryforwards relating to the 2013 and 2014 tax years as well as $289,978 of research and development tax credits, resulting in the receipt of $1,183,564, net of expenses. On February 22, 2017, we sold $18,177,059 of gross State of New Jersey NOL’s relating to the 2014 and 2015 tax years as well as $167,572 of state research and development tax credits, resulting in the receipt of approximately $950,000, net of expenses.
We transferred the NOL carryforwards through the Technology Business Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority.
Approximate deferred taxes consist of the following components as of December 31, 2016 and 2015 (in thousands):

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$32,273	$25,085
Accruals and reserves	1,829	1,100
Non-qualified stock options	3,882	3,357
Research and development tax credits	1,331	989
Derivative warrant liability	26	26
Investment in joint venture	250	251
Goodwill	—	283
Fixed assets	—	78
Other	8	6
Total deferred tax assets	39,599	31,175
Less valuation allowance	(38,634)	(31,175)
Net deferred tax assets	965	—
Deferred tax liabilities
Fixed assets	(401)	—
Goodwill and intangible assets	(564)	—
Net deferred taxes	$—	$—

Due to a history of losses we have generated since inception, we believe it is more-likely-than-not that all of the deferred tax assets will not be realized as of December 31, 2016 and 2015. Therefore, we have recorded a full valuation allowance on our deferred tax assets. We have net operating loss carryforwards for federal income tax purposes of approximately $87 million as of December 31, 2016. The net operating loss carryforwards will begin to expire in 2027. Utilization of these carryforwards is subject to limitation due to ownership changes that may delay the utilization of a portion of the carryforwards.

Note 11. Capital Stock

Cantor Sales Agreement

In July 2015, we sold 2,800 shares of common stock that resulted in net proceeds to the Company of $34,000.

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

2016 Offerings

May Offering

On May 25, 2016, we sold 2,467,820 shares of common stock in a public offering and warrants to purchase 1,233,910 shares of common stock in a concurrent private placement. These offerings resulted in gross proceeds of $5 million. We sold 2,150,000 shares of common stock and warrants to purchase 1,075,000 shares of common stock to certain institutional investors at a combined offering price of $2.00 per common share, and our Chairman of the Board, John Pappajohn, purchased 317,820 shares of common stock and warrants to purchase 158,910 shares of common stock at a combined offering price of $2.2025 per common share. In addition, we issued warrants to purchase an aggregate of 123,391 shares of common stock to the placement agent. Subject to certain ownership limitations, the warrants were initially exercisable commencing six months from the issuance date at an exercise price equal to $2.25 per share of common stock. The warrants are exercisable for five years from the initial exercise date.

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

Stock Issued to Consultant

On October 24, 2016, we issued 50,000 shares of common stock to Maxim, LLC (“Maxim”) at a value of $1.50 per common share in exchange for consulting services.

Preferred Stock

We are currently authorized to issue up to 9,764,000 shares of preferred stock. As of December 31, 2016 and 2015, no shares of preferred stock were outstanding.

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

The Board of Directors adopted the 2011 Plan on June 30, 2011 and reserved 350,000 shares of common stock for issuance under the 2011 Plan. On May 22, 2014, May 14, 2015 and on October 11, 2016, the stockholders voted to increase the number of shares reserved by the plan to 2,000,000, 2,650,000, and 3,150,000 shares of common stock, respectively, under several types of equity awards including stock options, stock appreciation rights, restricted stock awards and other awards defined in the 2011 Plan.

The Board of Directors adopted the 2008 Plan on April 29, 2008 and reserved 251,475 shares of common stock for issuance under the plan. On April 1, 2010, the stockholders voted to increase the number of shares reserved by the plan to 550,000. We are authorized to issue incentive stock options or non-statutory stock options to eligible participants, as defined in the 2008 Plan.

We have also issued 48,000 options outside of the Stock Option Plans.

At December 31, 2016, 1,097,355 shares remain available for future awards under the 2011 Plan and 114,254 shares remain available for future awards under the 2008 Plan.
As of December 31, 2016, no stock appreciation rights and 293,000 shares of restricted stock had been awarded under the Stock Option Plans.

A summary of employee and non-employee stock option activity for the years ended December 31, 2016 and 2015 is as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares (in thousands)	Weighted- Average Exercise Price
Outstanding January 1, 2015	1,839	$10.58	8.49	$618
Granted	312	9.77
Exercised	(4)	5.37
Cancelled or expired	(186)	9.69
Outstanding December 31, 2015	1,961	$10.55	7.68	$—
Granted	417	1.95
Cancelled or expired	(180)	8.44
Outstanding December 31, 2016	2,198	$9.09	7.04	$—
Exercisable, December 31, 2016	1,343	$10.18	6.13	$—
Aggregate intrinsic value represents the difference between the fair value of our common stock and the exercise price of outstanding, in-the-money options. No options were exercised during the year ended December 31, 2016. During the year ended December 31, 2015, we received $23,480 from the exercise of options.
As of December 31, 2016, total unrecognized compensation cost related to non-vested stock options granted to employees was $2,971,371, which we expect to recognize over the next 2.3 years.
As of December 31, 2016, total unrecognized compensation cost related to non-vested stock options granted to non-employees was $19,500, which we expect to recognize over the next 1.0 years.
The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires us to make assumptions and judgments about the variables used in the calculation, including the fair value of our common stock, the expected term (the period of time that the options granted are expected to be outstanding), the volatility of our common stock, a risk-free interest rate, and expected dividends. We also estimate forfeitures of unvested stock options. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest. We use the simplified calculation of expected life described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, and volatility is based on an average of the historical volatilities of the common stock of three entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. We use an expected dividend yield of zero, as we do not anticipate paying any dividends in the foreseeable future. Expected forfeitures are assumed to be zero due to the plan design which has monthly vesting after an initial cliff vesting period.
The following table presents the weighted-average assumptions used to estimate the fair value of options granted to employees during the periods presented:

	Year Ended December 31,
	2016	2015
Volatility	73.86%	60.69%
Risk free interest rate	1.25%	1.63%
Dividend yield	—	—
Term (years)	5.93	6.13
Weighted-average fair value of options granted during the period	$1.26	$5.54
In October 2013, we issued 10,000 options to a non-employee with an exercise price of $15.39. In May 2014, we issued 200,000 options to a Director, with an exercise price of $15.89. See Note 19 for additional information. The following table presents the weighted-average assumptions used to estimate the fair value of options reaching their measurement date for non-employees during the periods presented:

	Year Ended December 31,
	2016	2015
Volatility	74.08%	70.38%
Risk free interest rate	1.64%	2.10%
Dividend yield	—	—
Term (years)	7.76	8.73
Restricted stock awards have been granted to employees, directors and consultants as compensation for services. At December 31, 2016, there was $400,575 of unrecognized compensation cost related to non-vested restricted stock granted to employees; we expect to recognize the cost over 1.8 years.
The following table summarizes the activities for our non-vested restricted stock awards for the years ended December 31, 2016 and 2015:

	Non-vested Restricted Stock Awards
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2015	133	$8.14
Granted	48	9.50
Vested	(47)	9.09
Forfeited/cancelled	(13)	9.03
Non-vested at December 31, 2015	121	$8.25
Granted	18	1.81
Vested	(57)	8.99
Forfeited/cancelled	(2)	9.02
Non-vested at December 31, 2016	80	$6.30
The following table presents the effects of stock-based compensation related to stock option and restricted stock awards to employees and non-employees on our Consolidated Statements of Operations during the periods presented (in thousands):

	Year Ended December 31,
	2016	2015
Cost of revenues	$290	$233
Research and development	172	360
General and administrative	1,446	2,106
Sales and marketing	108	135
Total stock-based compensation	$2,016	$2,834

Note 13. Warrants
Prior to 2015, we issued certain warrants containing an exercise price adjustment (identified as Financing and Series B Pref. Stock under the heading “derivative” in the table below). For these warrants, in the event new equity instruments were issued at a price lower than the exercise price of the warrant, the exercise price would be adjusted to the new equity instruments issued (price adjustment feature). These warrants were initially recorded as a warrant liability, with any subsequent change in their fair value recognized in earnings until the warrants were exercised, amended or expired. At December 31, 2015, 60,200 of these warrants were outstanding. At December 31, 2016, all of these warrants had either been exercised or expired. During 2016, we issued warrants containing a contingent net cash settlement feature (identified as 2016 Offerings under the heading “derivative” in the table below). These warrants are recorded as a warrant liability, and all subsequent changes in their fair value are recognized in earnings until they are exercised, amended or expired.
A significant number of our warrants are held by Mr. Pappajohn, the Chairman of our Board of Directors and stockholder. See Note 19 for additional details on these warrants.

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

On December 9, 2015, 120,000 warrants held by Mr. Pappajohn expired unexercised.

On February 21, 2016 and March 23, 2016, 200 and 70,000 warrants expired unexercised, respectively.

On May 25, 2016, we issued 1,357,301 warrants to purchase shares of our common stock as part of our May Offering. Subject to certain ownership limitations, the warrants will be initially exercisable commencing six months from the issuance date at an exercise price equal to $2.25 per share of common stock. The warrants are exercisable for five years from the initial exercise date. These warrants contain a contingent net cash settlement feature and are part of the 2016 Offerings derivative warrants in the table below.

On June 30, 2016, 86,533 warrants held by Mr. Pappajohn expired unexercised.

On September 14, 2016, we issued 1,512,500 warrants to purchase shares of our common stock as part of our September Offering. Subject to certain ownership limitations, the warrants will be initially exercisable commencing six months from the issuance date at an exercise price equal to $2.25 per share of common stock. The warrants are exercisable for five years from the initial exercise date. These warrants also contain a contingent net cash settlement feature and are part of the 2016 Offerings derivative warrants in the table below.

On December 1, 2016 and December 21, 2016, 37,000 and 75,294 warrants held by Mr. Pappajohn expired unexercised, respectively.

The following table summarizes the warrant activity for the years ending December 31, 2016 and 2015 (in thousands, except exercise price):

Issued With / For	Exercise Price		Warrants Outstanding January 1, 2015	2015 Warrants Issued	2015 Offering Adjustments (B)	2015 Warrants Expired	Warrants Outstanding December 31, 2015	2016 Warrants Issued	2016 Warrants Expired	Warrants Outstanding December 31, 2016
Non-Derivative Warrants:
Financing	$10.00		243	—	—	—	243	—	—	243
Financing	15.00		436	—	—	—	436	—	(75)	361
Debt Guarantee	15.00		353	—	—	(120)	233	—	(124)	109
Consulting	10.00		29	—	—	(19)	10	—	(10)	—
2015 Offering	5.00		—	3,450	—	—	3,450	—	—	3,450
	$6.42	D	1,061	3,450	—	(139)	4,372	—	(209)	4,163
Derivative Warrants:
Financing	4.00	A	—	—	60	—	60	—	(60)	—
Financing	10.00	A	60	—	(60)	—	—	—	—	—
Series B Pref. Stock	4.00	A	—	—	15	(15)	—	—	—	—
Series B Pref. Stock	10.00	A	15	—	(15)	—	—	—	—	—
2016 Offerings	2.25	C	—	—	—	—	—	2,870	—	2,870
	$2.25	D	75	—	—	(15)	60	2,870	(60)	2,870
	$4.72	D	1,136	3,450	—	(154)	4,432	2,870	(269)	7,033
________________________

A	These warrants are subject to fair value accounting and contain an exercise price adjustment feature. See Note 14.

B	On November 12, 2015 the Company completed the 2015 Offering and the exercise price of certain derivative warrants were adjusted to $4.00.

C	These warrants are subject to fair value accounting and contain a contingent net cash settlement feature. See Note 14.

D	Weighted average exercise prices are as of December 31, 2016.

Note 14. Fair Value of Warrants
The following tables summarize the assumptions used in computing the fair value of derivative warrants subject to fair value accounting at the date of issue at December 31, 2016 and 2015 and during the years then ended.

Series B	Exercised During the Year Ended December 31, 2015
Exercise Price	$4.00
Expected life (years)	0.01
Expected volatility	12.33%
Risk-free interest rate	0.07%
Expected dividend yield	0.00%

As of December 31,
Financing	2015
Exercise Price	$4.00
Expected life (years)	0.23
Expected volatility	70.82%
Risk-free interest rate	0.16%
Expected dividend yield	0.00%

	Issued During the Year Ended December 31, 2016	As of December 31, 2016
2016 Offerings
Exercise Price	$2.25	2.25
Expected life (years)	5.50	5.06
Expected volatility	74.36%	72.82%
Risk-free interest rate	1.30%	1.93%
Expected dividend yield	0.00%	0.00%
The assumed ranges of Company stock prices used in computing the warrant fair value for warrants issued during the year is as follows: in 2016, $1.35—$2.14; in 2015, $3.30—$11.76. In determining the fair value of warrants issued at each reporting date, the assumed Company stock price was $1.35 and $3.30 (the closing price on the NASDAQ Capital Market) at December 31, 2016 and 2015.
The following table summarizes the derivative warrant activity subject to fair value accounting for the years ended December 31, 2016 and 2015 (in thousands):

	Issued with 2016 Offerings	Issued with Series B Preferred Stock	Issued For Financing	Total
Fair value of warrants outstanding as of January 1, 2015	—	8	44	52
Change in fair value of warrants	—	(8)	(27)	(35)
Fair value of warrants outstanding as of December 31, 2015	—	—	17	17
Fair value of warrants issued	3,526	—	—	3,526
Change in fair value of warrants	(1,508)	—	(17)	(1,525)
Fair value of warrants outstanding as of December 31, 2016	$2,018	$—	$—	$2,018

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
The following table summarizes the financial liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$2,018	—	—	$2,018
Notes payable	114	—	—	114
	$2,132	—	—	$2,132

	2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$17	—	—	$17
Notes payable	266	—	—	266
	$283	—	—	$283
At December 31, 2016, the warrant liability consists of stock warrants issued as part of the 2016 Offerings that contain contingent redemption features. At December 31, 2015, the warrant liability consists of stock warrants we issued that contain an exercise price adjustment feature. In accordance with derivative accounting for warrants, we calculated the fair value of warrants and the assumptions used are described in Note 14, “Fair Value of Warrants.” Realized and unrealized gains and losses related to the change in fair value of the warrant liability are included in other income (expense) on the Consolidated Statements of Operations.

The value of the Gentris contingent consideration was determined using a discounted cash flow of the expected payments required by the purchase agreement. During the year ended December 31, 2015 we recognized a gain of $207,000 due to settling the contingent consideration for $86,400.
The ultimate payment to VenturEast will be the value of 84,278 shares of common stock at the time of payment. The value of the note payable to VenturEast was determined using the fair value of our common stock less a discount for credit risk. During the years ended December 31, 2016 and 2015, we recognized a gain of $152,000 and $269,000, respectively, due to the decrease in value of the note.
Realized and unrealized gains and losses related to the change in fair value of the Gentris contingent consideration are included in general and administrative expense, while realized and unrealized gains and losses related to the VenturEast note are included in other income (expense) on the Consolidated Statements of Operations.
A table summarizing the activity for the derivative warrant liability which is measured at fair value using Level 3 inputs is presented in Note 14. The following table summarizes the activity of the notes payable to VenturEast and Gentris contingent consideration which were measured at fair value using Level 3 inputs (in thousands):

	Note Payable	Gentris Contingent
	to VenturEast	Consideration
Fair value at January 1, 2015	$535	$293
Change in fair value	(269)	(207)
Settlement of liability	—	(86)
Fair value at December 31, 2015	$266	$—
Change in fair value	(152)	—
Fair value at December 31, 2016	$114	$—

Note 16. Acquisition of Response Genetics

On October 9, 2015, we acquired substantially all the assets and assumed certain liabilities of Response Genetics, with its principal place of business in California, in a transaction valued at approximately $12.9 million, comprised of $7.5 million in cash and 788,584 shares of the Company’s common stock, with the common stock being valued at $5.4 million.
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

Goodwill arising from the acquisition consists largely of a trained workforce in place and expected synergies from new lines of business. Goodwill recorded in conjunction with the acquisition is deductible for income tax purposes. Business transactions expense of approximately $890,000 incurred in connection with the acquisition was expensed as incurred.

The final allocation of the purchase price of the fair value of the assets acquired and the liabilities assumed as of October 9, 2015 is as follows (in thousands):

Amount
Accounts receivable	$344
Prepaid expenses and other current assets	561
Fixed assets	2,254
Intangible assets	1,246
Goodwill	8,842
Current liabilities	(194)
Obligations under capital lease	(122)
Total purchase price	$12,931

The results of operations for the year ended December 31, 2015 include the operations of Response Genetics from October 9, 2015 with revenues of approximately $1,751,000. The net loss of Response Genetics cannot be determined, as its operations were integrated with Cancer Genetics.

Note 17. Contingencies
In the normal course of business, the Company is involved in various claims and legal proceedings. In the opinion of management, the ultimate liability or disposition thereof is not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Note 18. Joint Venture Agreement

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

Note 19. Related Party Transactions

John Pappajohn, a member of the Board of Directors and stockholder, had personally guaranteed our revolving line of credit with Wells Fargo Bank through March 31, 2014. As consideration for his guarantee, as well as each of the eight extensions of this facility through March 31, 2014, Mr. Pappajohn received warrants to purchase an aggregate of 1,051,506 shares of common stock of which Mr. Pappajohn assigned warrants to purchase 284,000 shares of common stock to certain third parties. Through December 31, 2016, warrants to purchase 440,113 shares of common stock have been exercised by Mr. Pappajohn and 476,867 warrants to purchase common stock have expired. After adjustment pursuant to the terms of the warrants in conjunction with our IPO, the number of these warrants outstanding retained by Mr. Pappajohn was 108,778 at $15.00 per share on December 31, 2016.

In addition, John Pappajohn also had loaned us an aggregate of $6,750,000 (all of which was converted into 675,000 shares of common stock at the IPO price of $10.00 per share). In connection with these loans, Mr. Pappajohn received warrants to purchase an aggregate of 202,630 shares of common stock. After adjustment pursuant to the terms of the warrants in conjunction with our IPO, the number of warrants outstanding was 360,785 at $15.00 per share at December 31, 2016.

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

We have a consulting agreement with Equity Dynamics, Inc. (“EDI”), an entity controlled by John Pappajohn, effective April 1, 2014 pursuant to which EDI receives a monthly fee of $10,000. We expensed $120,000 annually for the years ended December 31, 2016 and 2015 related to this agreement. At December 31, 2016 and 2015, we owed EDI $50,000 and $0, respectively.

Pursuant to a consulting and advisory agreement that ended December 31, 2016, Dr. Chaganti received $5,000 per month for providing consulting and technical support services. Total expenses for each of the years ended December 31, 2016 and 2015 were $60,000. Pursuant to the terms of the consulting agreement, Dr. Chaganti received an option to purchase 200,000 shares of our common stock at a purchase price of $15.89 per share vesting over a period of four years. Total non-cash stock-based compensation recognized under this consulting agreement for the years ended December 31, 2016 and 2015 was $37,625 and $239,375, respectively. Also pursuant to the consulting agreement, Dr. Chaganti assigned to us all rights to any inventions which he may invent during the course of rendering consulting services to us. In exchange for this assignment, if the USPTO issues a patent for an invention on which Dr. Chaganti is listed as an inventor, we are required to pay Dr. Chaganti (i) a one-time payment of $50,000 and (ii)1% of any net revenues we receive from any licensed sales of the invention. In February 2015, we paid Dr. Chaganti $150,000, which was recognized as an expense in 2014 when three additional patents were issued.

On November 12, 2015, John Pappajohn, Chairman of the Board and Edward Sitar, our former Chief Financial Officer purchased 100,000 and 5,000, respectively, of shares of common stock with warrants to purchase 100,000 shares of common stock and 5,000 shares of common stock, respectively, in the 2015 Offering described in Note 11.

On May 25, 2016, Mr. Pappajohn purchased 317,820 shares of common stock and warrants to purchase 158,910 shares of common stock in the May Offering described in Note 11.

Note 20. Subsequent Events

On February 22, 2017, we sold $18,177,059 of gross State of New Jersey NOL's and $167,572 of state research and development tax credits, resulting in the receipt of approximately $950,000, net of expenses.

On March 22, 2017, we restructured our debt with SVB, by repaying the outstanding term loan, which was scheduled to mature in May 2017, and entered into a new two year asset-based revolving line of credit agreement. The new SVB credit facility provides for an asset-based line of credit (“ABL”) for an amount not to exceed the lesser of (a) $6.0 million or (b) 80% of eligible accounts receivable plus the lesser of 50% of the net collectable value of third party accounts receivable or three (3) times the average monthly collection amount of third party accounts receivable over the previous quarter. The ABL requires monthly interest payments at the Wall Street Journal prime rate plus 1.5% (5.5% at March 22, 2017) and matures on March 22, 2019. We paid to SVB a $30,000 commitment fee at closing and will pay a fee of 0.25% per year on the average unused portion of the ABL.

We concurrently entered into a new three year $6.0 million term loan agreement (“Term Note”) with Partners for Growth IV, L.P. (“PFG”). The Term Note is an interest only loan with the full principal and any outstanding interest due at maturity on March 22, 2020. Interest is payable monthly at a rate of 11.5% per annum, with the possibility of reducing to 11.0% in 2018 based on achieving certain financial milestones set forth by PFG. We may prepay the Term Note in whole or part at any time without penalty. We paid PFG, a commitment fee of $120,000 at closing.

Both loan agreements require us to comply with certain financial covenants, including minimum adjusted EBITDA and minimum revenue covenants, and restrict us from, among other things, paying cash dividends, incurring debt and entering into certain transactions without the prior consent of the lenders. Repayment of amounts borrowed under the new loan agreements may be accelerated if an event of default occurs, which includes, among other things, a violation of such financial covenants and negative covenants.

Our obligations to SVB under the ABL facility are secured by a first priority security interest on substantially all of our assets, and our obligations under the Term Note to PFG are secured by a second priority security interest subordinated to the SVB lien.

In connection with the Term Note, we issued seven year warrants to the lenders to purchase an aggregate of 443,262 shares of our common stock at an exercise price of $2.82 per share. The number of shares may be reduced by 20% subject to us achieving certain financial milestones set forth by PFG.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
We evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended) as of December 31, 2016, the end of the period covered by this report on Form 10-K. Based on this evaluation, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and were operating in an effective manner for the period covered by this report, and (ii) is accumulated and communicated to management, including, the principal executive officer and principal financial officer, or the person performing similar functions as appropriate, to allow timely decisions regarding required disclosures.
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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on management’s assessment, as of December 31, 2016, the Company’s internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

Credit Facilities

On March 22, 2017, we restructured our debt with Silicon Valley Bank (“SVB”), by repaying the outstanding term loan, which was scheduled to mature in May 2017, and entered into a new two year asset-based revolving line of credit agreement. The new SVB credit facility provides for an asset-based line of credit (“the ABL”) in an amount not to exceed the lesser of (a) $6.0 million or (b) 80% of eligible accounts receivable plus the lesser of 50% of the net collectable value of third party accounts receivable or three (3) times the average monthly collection amount of third party accounts receivable over the previous quarter. The ABL requires monthly interest payments at the Wall Street Journal prime rate plus 1.5% (5.5% at March 22, 2017), an annual commitment fee of 0.25% and matures on March 22, 2019. We paid to SVB a $30,000 commitment fee at closing and will pay a fee of 0.25% per year on the average unused portion of the ABL.

We concurrently entered into a new three year $6.0 million term loan agreement (the “Term Loan”) with Partners for Growth IV, L.P. (“PFG”). The Term Loan is an interest only loan with the full principal and any outstanding interest due at maturity on March 22, 2020. Interest is payable monthly at a rate of 11.5% per annum, with the possibility of reducing to 11.0% in 2018 based on achieving certain financial milestones set forth by PFG. We may prepay the Term Loan in whole or part at any time without penalty. We paid PFG, a commitment fee of $120,000 at closing.

Both loan agreements require us to comply with certain financial covenants, including minimum adjusted EBITDA and minimum revenue covenants, and restrict us from, among other things, paying cash dividends, incurring debt and entering into certain transactions without the prior consent of the lenders. Repayment of amounts borrowed under the new loan agreements may be accelerated if an event of default occurs, which includes, among other things, a violation of such financial covenants and negative covenants.

Our obligations to SVB under the ABL facility are secured by a first priority security interest on substantially all of our assets, and our obligations under the Term Loan to PFG are secured by a second priority security interest subordinated to the SVB lien.

In connection with such term loan, we issued seven year warrants to the lenders to purchase an aggregate of 443,262 shares of our common stock at an exercise price of $2.82 per share. The number of shares may be reduced by 20% subject to us achieving certain financial milestones set forth by PFG. The issuance of the warrants and the underlying warrant shares will be exempt from registration under Section 4(a)(2) of the Securities Act or 1933.

The above description of the terms of the loan agreements and the warrant is qualified in its entirety by the full text of the loan agreements and warrant, which are being filed as Exhibits 10.81, 10.82 and 10.83 to this Annual Report on Form 10-K and incorporated herein.

Dr. Shaknovich

Dr. Rita Shaknovich, our Medical Director and Vice President of Hematopathology Services since 2015, will change her status with the Company effective Monday March 27, 2017 from a full time employee to a part-time, independent consultant, so that she can return to academic research.  As a part-time consultant, she will continue to serve as our Group Medical Director, an executive officer position, and as the co-chair of our Clinical Advisory Board.  Dr. Shaknovich’s employment agreement will be terminated by mutual consent without severance, and as a consultant she will be compensated on an hourly basis for her services to the Company.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item will be contained in the Proxy Statement for our 2017 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2016 and is incorporated herein by reference herein.

Item 11.	Executive Compensation.
The information required by this item will be contained in the Proxy Statement for our 2017 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2016 and is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be contained in the Proxy Statement for our 2017 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2016 and is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be contained in the Proxy Statement for our 2017 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2016 and is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services.
The information required by this item will be contained in the Proxy Statement for our 2017 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2016 and is incorporated by reference herein.

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

Item 16.	Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cancer Genetics, Inc. (Registrant)

Date: March 23, 2017	/s/ Panna L. Sharma
Panna L. Sharma
President and Chief Executive Officer (Principal Executive Officer and duly authorized signatory)

Date: March 23, 2017	/s/ John A. Roberts
John A. Roberts
Chief Operating Officer and Executive Vice President, Finance (Principal Financial Officer)

Date: March 23, 2017	/s/ Igor Gitelman
Igor Gitelman
Chief Accounting Officer (Principal Accounting Officer)

SIGNATURES AND POWER OF ATTORNEY
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Panna Sharma and John A. Roberts, and each of them, his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this annual report on Form 10-K together with all schedules and exhibits thereto, (ii) act on, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and, (iii) take any and all actions which may be necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Act, this annual report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Panna L. Sharma	President, Chief Executive Officer and Director	March 23, 2017
Panna L. Sharma	(Principal Executive Officer)

/s/ John A. Roberts	Chief Operating Officer and Executive Vice President, Finance	March 23, 2017
John A. Roberts	(Principal Financial Officer)

/s/ Igor Gitelman	Chief Accounting Officer	March 23, 2017
Igor Gitelman	(Principal Accounting Officer)

/s/ John Pappajohn	Chairman of the Board of Directors	March 23, 2017
John Pappajohn

/s/ Geoffrey Harris	Director	March 23, 2017
Geoffrey Harris

/s/ Edmund Cannon	Director	March 23, 2017
Edmund Cannon

/s/ Howard McLeod	Director	March 23, 2017
Howard McLeod

/s/ Michael J. Welsh	Director	March 23, 2017
Michael J. Welsh

/s/ Raju S. K. Chaganti	Director	March 23, 2017
Raju S. K. Chaganti, Ph.D.

/s/ Franklyn G. Prendergast	Director	March 23, 2017
Franklyn G. Prendergast, M.D., Ph.D.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of Cancer Genetics, Inc., filed as Exhibit 3.1 to quarterly report on Form 10-Q filed on May 15, 2013 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Cancer Genetics, Inc., filed as Exhibit 3.4 to Form S-1/A filed on April 30, 2012 (File No. 333-178836) and incorporated herein by reference.

4.1	Specimen Common Stock certificate of Cancer Genetics, Inc., filed as Exhibit 4.1 to Form S-1/A filed on May 16, 2012 (File No. 333-178836) and incorporated herein by reference.

4.2	Form of Short Form Cashless Exercise Warrant, filed as Exhibit 4.9 to Form S-1 filed on December 30, 2011 (File No. 333-178836) and incorporated herein by reference.

4.3	Form of Medium Form Warrant, filed as Exhibit 4.10 to Form S-1 filed on December 30, 2011 (File No. 333-178836) and incorporated herein by reference.

4.4	Form of Long Form Warrant, filed as Exhibit 4.11 to Form S-1 filed on December 30, 2011 (File No. 333-178836) and incorporated herein by reference.

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

4.11
Form of Warrant Agreement of Cancer Genetics, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on May 20, 2016).

4.12
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

10.71
Office Lease, between Response Genetics, Inc. and Health Research Association, dated September 16, 2014 (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2015 with the Securities and Exchange Commission).

10.72
Tenth Amendment to Office Lease, between Response Genetics, Inc. and University of Southern California, dated June 30, 2015 (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2015 with the Securities and Exchange Commission).

10.73
Consent and First Amendment to Loan and Security Agreement, between Cancer Genetics, Inc. and Silicon Valley Bank, dated January 28, 2016 (incorporated by reference to Exhibit 10.73 to the Company’s annual report on Form 10-K for the year ended December 31, 2015, filed on March 10, 2016).

10.74
Form of Securities Purchase Agreement, dated May 19, 2016, by and between Cancer Genetics, Inc. and various purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2016).

10.75
Engagement Letter between Cancer Genetics, Inc. and Rothman & Renshaw, a unit of H.C. Wainwright & Co., LLC, dated as of May 19, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2016).

10.76
Eleventh Amendment to Lease Agreement, dated June 10, 2016, between University of Southern California and Cancer Genetics, Inc. (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q for the period ended June 30, 2016).

10.77	Employment Agreement of John Roberts, dated June 27, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on June 30, 2016).

10.78
Form of Securities Purchase Agreement, dated September 8, 2016, by and between Cancer Genetics, Inc. and various purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2016).

10.79
Engagement Letter between Cancer Genetics, Inc. and Rothman & Renshaw, a unit of H.C. Wainwright & Co., LLC, dated as of September 8, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2016).

10.80
Amendment, dated as of October 11, 2016, to Amended and Restated Cancer Genetics, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on October 12, 2016).

10.81*	Amended and restated loan and security agreement with Silicon Valley Bank dated as of March 22, 2017.

10.82*	Loan and security agreement with Partners for Growth IV, L.P. dated as of March 22, 2017.

10.83*	Form of Warrant issued to lenders dated March 22, 2017.

10.84*	Release, dated February 3, 2017, between Edward Sitar and Cancer Genetics, Inc.

21.1*	Subsidiaries of Cancer Genetics, Inc.

23.1*	Consent of RSM US LLP.

24.1	Power of attorney (included on the signature page).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from this annual report on Form 10-K of Cancer Genetics, Inc. for the year-ended December 31, 2016, filed on March 23, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders' Equity and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.