Form 10-Q
period 2017-03-31
CANCER GENETICS, INC
filed 2017-05-12
CIK 1349929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 8, 2017, there were 19,761,729 shares of common stock, par value $0.0001 of Cancer Genetics, Inc. outstanding.

CANCER GENETICS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
Cancer Genetics, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except par value)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,664	$9,502
Accounts receivable, net of allowance for doubtful accounts	12,675	11,748
Other current assets	2,018	2,174
Total current assets	24,357	23,424
FIXED ASSETS, net of accumulated depreciation	4,778	4,738
OTHER ASSETS
Restricted cash	300	300
Patents and other intangible assets, net of accumulated amortization	1,451	1,503
Investment in joint venture	256	268
Goodwill	12,029	12,029
Other	194	172
Total other assets	14,230	14,272
Total Assets	$43,365	$42,434
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,099	$8,148
Obligations under capital leases, current portion	229	109
Deferred revenue	432	789
Term note, current portion	—	2,000
Total current liabilities	8,760	11,046
Term note	4,779	2,654
Obligations under capital leases	616	374
Deferred rent payable and other	229	290
Warrant liability	7,620	2,018
Deferred revenue, long-term	436	428
Total Liabilities	22,440	16,810
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 9,764 shares, $0.0001 par value, none issued	—	—
Common stock, authorized 100,000 shares, $0.0001 par value, 19,756 and 18,936 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	144,457	139,576
Accumulated (deficit)	(123,534)	(113,954)
Total Stockholders’ Equity	20,925	25,624
Total Liabilities and Stockholders’ Equity	$43,365	$42,434

See Notes to Unaudited Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue	$6,966	$6,068
Cost of revenues	4,209	4,103
Gross profit	2,757	1,965
Operating expenses:
Research and development	1,110	1,532
General and administrative	3,477	4,318
Sales and marketing	971	1,298
Total operating expenses	5,558	7,148
Loss from operations	(2,801)	(5,183)
Other income (expense):
Interest expense	(194)	(126)
Interest income	17	4
Change in fair value of acquisition note payable	(232)	34
Change in fair value of warrant liability	(7,294)	17
Other expense	(46)	—
Total other (expense)	(7,749)	(71)
Loss before income taxes	(10,550)	(5,254)
Income tax (benefit)	(970)	—
Net (loss)	$(9,580)	$(5,254)
Basic and diluted net (loss) per share	$(0.51)	$(0.39)
Basic and diluted weighted-average shares outstanding	18,904	13,547
See Notes to Unaudited Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(9,580)	$(5,254)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	534	518
Amortization	83	87
Provision for bad debts (recoveries)	(21)	—
Stock-based compensation	435	534
Change in fair value of acquisition note payable	232	(34)
Change in fair value of warrant liability	7,294	(17)
Amortization of debt issuance costs	7	4
Amortization of discount on debt	7	—
Loss in equity method investment	12	12
Loss on extinguishment of debt	78	—
Changes in:
Accounts receivable	(901)	(1,828)
Other current assets	156	295
Other non-current assets	28	3
Accounts payable, accrued expenses and deferred revenue	(694)	(101)
Deferred rent payable and other	(61)	(6)
Net cash (used in) operating activities	(2,391)	(5,787)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(178)	(319)
Patent costs	(31)	(39)
Net cash (used in) investing activities	(209)	(358)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(34)	(41)
Proceeds from warrant exercises	1,750	—
Proceeds from Partners for Growth IV, L.P. term note	6,000	—
Principal payments on Silicon Valley Bank term note	(4,667)	—
Payment of debt issuance costs and loan fees	(287)	—
Net cash provided by (used in) financing activities	2,762	(41)
Net increase (decrease) in cash and cash equivalents	162	(6,186)
CASH AND CASH EQUIVALENTS
Beginning	9,502	19,459
Ending	$9,664	$13,273
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$269	$97
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fixed assets acquired through capital lease arrangements	$396	$—
Derivative warrants issued with debt	1,004	—

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1.     Organization, Description of Business, Basis of Presentation and Recent Accounting Pronouncements

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for interim reporting as prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 23, 2017. The consolidated balance sheet as of December 31, 2016, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. Interim financial results are not necessarily indicative of the results that may be expected for any future interim period or for the year ending December 31, 2017.

Liquidity and Going Concern
At March 31, 2017, our cash position and history of losses required management to asses our ability to continue operating as a going concern, according to FASB Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). Management evaluated the history and operational losses to have a material effect on our ability to continue as a going concern, unless we take actions to alleviate those conditions. Our primary sources of liquidity have been funds generated from our debt financings and equity financings. We have reduced, and plan to continue reducing, our operating expenses, and expect to grow our revenue in 2017 and beyond, and have also increased our cash collections from our customers and third-party payors and plan to continue to improve our cash collection results.
Management believes that its existing cash and cash equivalents, taken together with the borrowings available from the Silicon Valley Bank line of credit, will be sufficient to fund the Company's operations for at least the next twelve months after filing this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. As issued and amended, ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018. Early adoption is permitted in the first quarter of fiscal year 2017. The Company believes its Biopharma Service revenue could be affected by the new standard. The Company is presently evaluating its Biopharma Service contacts for multiple elements and variable consideration provisions that may affect the timing of revenue recognition subsequent to ASU 2014-09’s adoption. The Company expects to adopt the new standard on January 1, 2018, using the modified retrospective approach, which involves applying the new standard to all contracts initiated on or after the effective date and recording an adjustment to opening equity for pre-existing contracts that have remaining obligations as of the effective date.
In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under this ASU, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as required by current guidance, or to recognize forfeitures as they occur. The guidance became effective for interim and annual periods beginning after December 15, 2016. Effective January 1, 2017, we adopted this standard. We elected to recognize forfeitures on share-based payment awards as they occur. The adoption, along with the remaining provisions of ASU 2016-09, did not have a material impact on our consolidated financial statements.

Note 2.     Revenue and Accounts Receivable

Revenue by service type for the three months ended March 31, 2017 and 2016 is comprised of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Biopharma Services	$3,719	$3,350
Clinical Services	2,954	2,456
Discovery Services	293	262
	$6,966	$6,068

Accounts receivable by service type at March 31, 2017 and December 31, 2016 consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Biopharma Services	$3,315	$3,683
Clinical Services	10,310	8,972
Discovery Services	416	480
Allowance for doubtful accounts	(1,366)	(1,387)
	$12,675	$11,748

Allowance for Doubtful Accounts (in thousands)
Balance, December 31, 2016	$1,387
Bad debt recoveries	(21)
Balance, March 31, 2017	$1,366

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

	Three Months Ended March 31,
	2017	2016
Medicare	14%	15%
Other insurers	23%	22%
Other healthcare facilities	6%	4%
	43%	41%

We have historically derived a significant portion of our revenue from a limited number of test ordering sites, although the test ordering sites that generate a significant portion of our revenue have changed from period to period. Test ordering sites account for all of our Clinical Services along with a portion of the Biopharma Services revenue. Our test ordering sites are largely hospitals, cancer centers, reference laboratories, physician offices and biopharmaceutical companies. Oncologists and pathologists at these sites order the tests on behalf of the needs of their oncology patients or as part of a clinical trial sponsored by a biopharmaceutical company in which the patient is being enrolled. We generally do not have formal, long-term written agreements with such test ordering sites, and, as a result, we may lose a significant test ordering site at any time.

The top five test ordering sites during each of the three months ended March 31, 2017 and 2016 accounted for approximately 35% of our testing volumes. During the three months ended March 31, 2017, there was one biopharmaceutical company which accounted for approximately 11% of our total revenue. During the three months ended March 31, 2016, there were two biopharmaceutical companies which accounted for approximately 11% and 10% of our total revenue, respectively.

Note 3.     Earnings Per Share

For purposes of this calculation, stock warrants, outstanding stock options and unvested restricted shares are considered common stock equivalents using the treasury stock method, and are the only such equivalents outstanding.

Basic net loss and diluted net loss per share data were computed as follows (in thousands except per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net (loss) for basic earnings per share	$(9,580)	$(5,254)
Change in fair value of warrant liability	—	17
Net (loss) for diluted earnings per share	$(9,580)	$(5,271)
Denominator:
Weighted-average basic common shares outstanding	18,904	13,547
Assumed conversion of dilutive securities:
Common stock purchase warrants	—	—
Potentially dilutive common shares	—	—
Denominator for diluted earnings per share – adjusted weighted-average shares	18,904	13,547
Basic net (loss) per share	$(0.51)	$(0.39)
Diluted net (loss) per share	$(0.51)	$(0.39)

The following table summarizes equivalent units outstanding that were excluded from the earnings per share calculation because their effects were anti-dilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
Common stock purchase warrants	6,608	4,362
Stock options	2,520	1,928
Restricted shares of common stock	68	98
	9,196	6,388

Note 4. Sale of Net Operating Losses

On February 22, 2017, we sold $18,177,059 of gross State of New Jersey NOL’s relating to the 2014 and 2015 tax years for approximately $876,000 as well as $167,572 of state research and development tax credits. The sale resulted in the net receipt by the Company of approximately $970,000. This figure includes all costs and expenses associated with the sale of these state tax attributes as deducted from the gross sales price of $1,043,517.

Note 5. Term Notes and Line of Credit

On March 22, 2017, we refinanced our debt with Silicon Valley Bank (“SVB”), by repaying the outstanding term loan (“SVB Term Note”), which was scheduled to mature in April 2019, and entered into a new two year asset-based revolving line of credit agreement. The new SVB credit facility provides for an asset-based line of credit (“ABL”) for an amount not to exceed the lesser of (a) $6.0 million or (b) 80% of eligible accounts receivable plus the lesser of 50% of the net collectable value of third party accounts receivable or three (3) times the average monthly collection amount of third party accounts receivable over the previous quarter. The ABL requires monthly interest payments at the Wall Street Journal prime rate plus 1.5% (5.5% at March 31, 2017) and matures on March 22, 2019. We paid to SVB a $30,000 commitment fee at closing and will pay a fee of 0.25% per year on the average unused portion of the ABL.

We concurrently entered into a new three year $6.0 million term loan agreement (“PFG Term Note”) with Partners for Growth IV, L.P. (“PFG”). The PFG Term Note is an interest only loan with the full principal and any outstanding interest due at maturity on March 22, 2020. Interest is payable monthly at a rate of 11.5% per annum, with the possibility of reducing to 11.0% in 2018 based on achieving certain financial milestones set forth by PFG. We may prepay the PFG Term Note in whole or part at any time without penalty. We paid PFG a commitment fee of $120,000 at closing.

Both loan agreements require us to comply with certain financial covenants, including minimum adjusted EBITDA, revenue and liquidity covenants, and restrict us from, among other things, paying cash dividends, incurring debt and entering into certain transactions without the prior consent of the lenders. Repayment of amounts borrowed under the new loan agreements may be accelerated if an event of default occurs, which includes, among other things, a violation of such financial covenants and negative covenants.

Our obligations to SVB under the ABL facility are secured by a first priority security interest on substantially all of our assets, and our obligations under the PFG Term Note are secured by a second priority security interest subordinated to the SVB lien.

In connection with the PFG Term Note, we issued seven year warrants to the lenders to purchase an aggregate of 443,262 shares of our common stock at an exercise price of $2.82 per share. The number of warrants may be reduced by 20% subject to us achieving certain financial milestones set forth by PFG.

The following is a summary of long-term debt (in thousands):

	March 31, 2017	December 31, 2016
SVB Term Note, repaid in 2017	$—	$4,667
PFG Term Note, net of discount of $992	5,008	—
Less unamortized debt issuance costs	229	13
Term notes, net	4,779	4,654
Less current maturities	—	2,000
Long-term portion	$4,779	$2,654

At March 31, 2017, the principal amount of the PFG Term Note of $6,000,000 is due in 2020.

Note 6. Stock-Based Compensation

We have two equity incentive plans: the 2008 Stock Option Plan (the “2008 Plan”) and the 2011 Equity Incentive Plan (the “2011 Plan”, and together with the 2008 Plan, the “Stock Option Plans”). The Stock Option Plans are meant to provide additional incentive to officers, employees and consultants to remain in our employment. Options granted are generally exercisable for up to 10 years.

At March 31, 2017, 758,101 shares remain available for future awards under the 2011 Plan and 133,154 shares remain available for future awards under the 2008 Plan.

A summary of employee and non-employee stock option activity for the three months ended March 31, 2017 is as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares (in thousands)	Weighted- Average Exercise Price
Outstanding January 1, 2017	2,198	$9.09	7.04	$—
Granted	468	2.49
Cancelled or expired	(146)	9.49
Outstanding March 31, 2017	2,520	$7.84	7.10	$1,558
Exercisable March 31, 2017	1,381	$10.17	5.56	$161

Aggregate intrinsic value represents the difference between the fair value of our common stock and the exercise price of outstanding, in-the-money options.

As of March 31, 2017, total unrecognized compensation cost related to non-vested stock options granted to employees was $2,862,783 which we expect to recognize over the next 2.52 years.

As of March 31, 2017, total unrecognized compensation cost related to non-vested stock options granted to non-employees was $76,875 which we expect to recognize over the next 0.76 years. The estimate of unrecognized non-employee compensation is based on the fair value of the non-vested options as of March 31, 2017.

The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model requires us to make assumptions and judgments about the variables used in the calculation, including the expected term (the period of time that the options granted are expected to be outstanding), the volatility of our common stock, a risk-free interest rate, and expected dividends. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest. We use the simplified calculation of expected life described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, and volatility is based on the historical volatility of our common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. We use an expected dividend yield of zero, as we do not anticipate paying any dividends in the foreseeable future. Forfeitures will be recorded when they occur.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted to employees during the periods presented:

Three Months Ended March 31,
2017
Volatility	73.57%
Risk free interest rate	2.03%
Dividend yield	0.00%
Term (years)	6.00
Weighted-average fair value of options granted during the period	1.63

In May 2014, we issued 200,000 options to our Director, Raju Chaganti, with an exercise price of $15.89. See Note 11 for additional information. The following table presents the weighted-average assumptions used to estimate the fair value of options reaching their measurement date for non-employees during the periods presented:

	Three Months Ended March 31,
	2017	2016
Volatility	77.41%	75.92%
Risk free interest rate	2.22%	1.56%
Dividend yield	0.00%	0.00%
Term (years)	7.14	8.14

Restricted stock awards have been granted to employees, directors and consultants as compensation for services. At March 31, 2017, there was $315,049 of unrecognized compensation cost related to non-vested restricted stock granted to employees and directors; we expect to recognize the cost over 1.63 years.

The following table summarizes the activities for our non-vested restricted stock awards for the three months ended March 31, 2017:

	Non-vested Restricted Stock Awards
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2017	80	$6.30
Vested	(10)	8.38
Cancelled	(2)	$11.36
Non-vested at March 31, 2017	68	$5.85

The following table presents the effects of stock-based compensation related to stock option and restricted stock awards to employees and non-employees on our Consolidated Statements of Operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenues	$59	$69
Research and development	50	50
General and administrative	300	387
Sales and marketing	26	28
Total stock-based compensation	$435	$534

Note 7. Warrants

On March 22, 2017, we issued seven year warrants to PFG and certain of its affiliates to purchase an aggregate of 443,262 shares of our common stock at an exercise price of $2.82 per share, in conjunction with our debt refinancing described in Note 5. The number of warrants may be reduced by 20% subject to us achieving certain financial milestones set forth by PFG. The warrants can be net settled in common stock using the average 90-trading day price of our common stock. These warrants are defined in the table below as 2017 Debt derivative warrants.

During the three months ended March 31, 2017, the Company received approximately $1,750,000 from shareholders who exercised warrants to purchase 777,900 shares of common stock at $2.25. In addition, on March 28, 2017, warrant holders exercised warrants to purchase 90,063 shares of common stock at an exercise price of $2.25 per share using the net issuance exercise method whereby 45,162 shares were surrendered as payment in full of the exercise price resulting in a net issuance of 44,901 shares.

The following table summarizes the warrant activity for the three months ended March 31, 2017 (in thousands, except exercise price):

Issued With / For	Exercise Price		Warrants Outstanding January 1, 2017	2017 Warrants Issued	2017 Warrants Exercised	Warrants Outstanding March 31, 2017
Non-Derivative Warrants:
Financing	$10.00		243	—	—	243
Financing	15.00		361	—	—	361
Debt guarantee	15.00		109	—	—	109
2015 Offering	5.00		3,450	—	—	3,450
Total non-derivative warrants	$6.42	C	4,163	—	—	4,163
Derivative Warrants:
2016 Offerings	2.25	A	2,870	—	(868)	2,002
2017 Debt	2.82	B	—	443	—	443
Total derivative warrants	2.35	C	2,870	443	(868)	2,445
Total	$4.92	C	7,033	443	(868)	6,608

A	These warrants are subject to fair value accounting and contain a contingent net cash settlement feature.

B
These warrants are subject to fair value accounting and contain a net settlement provision that uses the 90-trading day price of our common stock. These warrants are subject to a 20% reduction if certain financial milestones are met.

C	Weighted-average exercise prices are as of March 31, 2017.

Note 8. Fair Value of Warrants

The following table summarizes the derivative warrant activity subject to fair value accounting for the three months ended March 31, 2017 (in thousands):

Issued with/for	Fair value of warrants outstanding as of December 31, 2016	Fair value of warrants issued	Fair value of warrants exercised	Change in fair value of warrants	Fair value of warrants outstanding as of March 31, 2017
2016 Offerings	$2,018	$—	$(2,696)	$6,758	$6,080
2017 Debt	—	1,004	—	536	1,540
	$2,018	$1,004	$(2,696)	$7,294	$7,620

The following tables summarize the assumptions used in computing the fair value of derivative warrants subject to fair value accounting at the date of issue or exercise during the three months ended March 31, 2017 and 2016, and at March 31, 2017 and December 31, 2016.

2016 Offerings	Exercised During the Three Months Ended March 31, 2017	As of March 31, 2017	As of December 31, 2016
Exercise price	$2.25	$2.25	$2.25
Expected life (years)	4.79	4.82	5.06
Expected volatility	76.29%	77.41%	72.82%
Risk-free interest rate	1.94%	1.93%	1.93%
Expected dividend yield	—%	—%	—%

2017 Debt	Issued During the Three Months Ended March 31, 2017	As of March 31, 2017
Exercise price	$2.82	$2.82
Expected life (years)	7.00	6.98
Expected volatility	74.61%	77.41%
Risk-free interest rate	2.22%	2.22%
Expected dividend yield	—%	—%

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	March 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$7,620	$—	$—	$7,620
Note payable	346	—	—	346
	$7,966	$—	$—	$7,966

	December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$2,018	$—	$—	$2,018
Note payable	114	—	—	114
	$2,132	$—	$—	$2,132

The ultimate payment to VenturEast will be the value of 84,278 shares of common stock at the time of payment. The value of the note payable to VenturEast was determined using the fair value of our common stock. During the three months ended March 31, 2017, we recognized a loss of approximately $232,000 due to the change in value of the note.

At March 31, 2017, the warrant liability consists of stock warrants issued as part of the 2016 Offerings that contain contingent redemption features and warrants issued as part of the debt refinancing outlined in Note 5. In accordance with derivative accounting for warrants, we calculated the fair value of these warrants, and the assumptions used are described in Note 8, “Fair Value of Warrants.” During the three months ended March 31, 2017, we recognized a loss of approximately $7,294,000 on the derivative warrants due to the increase in our stock price.

Realized and unrealized gains and losses related to the change in fair value of the VenturEast note and warrant liability are included in other income (expense) on the Consolidated Statements of Operations.

The following table summarizes the activity of the note payable to VenturEast, which was measured at fair value using Level 3 inputs (in thousands):

Note Payable
to VenturEast
Fair value at December 31, 2016	$114
Change in fair value	232
Fair value at March 31, 2017	$346

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

The agreement requires aggregate capital contributions by us of up to $6.0 million, of which $2.0 million has been paid to date. The timing of the remaining installments is subject to the JV's achievement of certain operational milestones agreed upon by the board of governors of the JV. In exchange for its membership interest, Mayo’s capital contribution takes the form of cash, staff, services, hardware and software resources, laboratory space and instrumentation, the fair market value of which will be approximately equal to $6.0 million. Mayo’s continued contribution will also be conditioned upon the JV’s achievement of certain milestones.

Our share of the JV’s net loss was approximately $12,000 for each of the three months ended March 31, 2017 and 2016, and is included in research and development expense on the Consolidated Statements of Operations. We have a net receivable due from the JV of approximately $10,000 at March 31, 2017, which is included in other current assets in the Consolidated Balance Sheets.

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

Note 11. Related Party Transactions

We have a consulting agreement with Equity Dynamics, Inc. (“EDI”), an entity controlled by John Pappajohn, effective April 1, 2014 pursuant to which EDI receives a monthly fee of $10,000. Total expenses for the three months ended March 31, 2017 and 2016 were $30,000. As of March 31, 2017, we owed EDI $40,000.

In 2010, we entered into a three-year consulting agreement with Dr. Chaganti, which was subsequently renewed through December 31, 2016 pursuant to which Dr. Chaganti receives $5,000 per month for providing consulting and technical support services. Pursuant to the terms of the renewed consulting agreement, Dr. Chaganti received an option to purchase 200,000 shares of our common stock at a purchase price of $15.89 per share vesting over a period of four years. Total non-cash stock-based compensation recognized under the consulting agreement for the three months ended March 31, 2017 and 2016 was

$25,625 and $16,125, respectively. Also pursuant to the consulting agreement, Dr. Chaganti assigned to us all rights to any inventions which he may invent during the course of rendering consulting services to us. In exchange for this assignment, if the USPTO issues a patent for an invention on which Dr. Chaganti is listed as an inventor, we are required to pay Dr. Chaganti (i) a one-time payment of $50,000 and (ii) 1% of any net revenues we receive from any licensed sales of the invention. In the first quarter of 2016, we paid Dr. Chaganti $50,000 which was recognized as an expense in fiscal 2015 when one patent was issued.

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

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the “Company,” “we,” “us,” “our” or similar terms, refer to Cancer Genetics, Inc. and its wholly owned subsidiaries: Cancer Genetics Italia, S.r.l., Gentris, LLC and BioServe Biotechnologies (India) Private Limited, except as expressly indicated or unless the context otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K filed with the SEC on March 23, 2017. This MD&A may contain forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” below.

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

We expect to continue to incur significant losses for the near future. We incurred losses of $15.8 million and $20.2 million for fiscal years ended December 31, 2016 and 2015, respectively, and $9.6 million for the three months ended March 31, 2017.

As of March 31, 2017, we had an accumulated deficit of $123.5 million.

Key Factors Affecting our Results of Operations and Financial Condition

Our overall long-term growth plan is predicated on our ability to develop and commercialize our proprietary tests, penetrate the Biopharma community to achieve more revenue supporting clinical trials and develop and penetrate the Indian market. Our proprietary tests include CGH microarrays, NGS panels, and DNA FISH probes. We continue to develop additional proprietary tests. To facilitate market adoption of our proprietary tests, we anticipate having to successfully complete additional studies with clinical samples and publish our results in peer-reviewed scientific journals. Our ability to complete such studies is dependent upon our ability to leverage our collaborative relationships with leading institutions to facilitate our research and obtain data for our quality assurance and test validation efforts.

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

The top five test ordering clients during the three months ended March 31, 2017 and 2016 accounted for 35% of our testing volumes. During the three months ended March 31, 2017, one Biopharma client accounted for approximately 11% of our revenue. During the three months ended March 31, 2016, two Biopharma clients accounted for approximately 11% and 10% of our revenue, respectively.

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

For the three months ended March 31, 2017, Medicare accounted for approximately 14% of our total revenue, other insurance accounted for approximately 23% of our total revenue and other healthcare facilities accounted for 6% of our total revenue. On average, we generate less revenue per test from other healthcare facilities billed directly, than from other insurance payers.

Cost of Revenues

Our cost of revenues consists principally of internal personnel costs, including stock-based compensation, laboratory consumables, shipping costs, overhead and other direct expenses, such as specimen procurement and third party validation studies. We are pursuing various strategies to reduce and control our cost of revenues, including automating our processes through more efficient technology and attempting to negotiate improved terms with our suppliers. With our three acquisitions since 2014, we have made significant progress with integrating our resources and services in an effort to reduce costs. We will continue to assess other possible advantages to help us improve our cost structure.

Operating Expenses

We classify our operating expenses into three categories: research and development, sales and marketing, and general and administrative. Our operating expenses principally consist of personnel costs, including stock-based compensation, facility costs, outside services, laboratory consumables and overhead, development costs, marketing program costs and legal and accounting fees.

Research and Development Expenses. We incur research and development expenses principally in connection with our efforts to develop our proprietary tests. Our primary research and development expenses consist of direct personnel costs, laboratory equipment and consumables and overhead expenses. In 2013, we entered into a joint venture with the Mayo Foundation for Medical Education and Research, with a focus on developing oncology diagnostic services and tests utilizing next generation sequencing. These efforts have continued. All research and development expenses are charged to operations in the periods they are incurred.

General and Administrative Expenses. General and administrative expenses consist principally of personnel-related expenses, professional fees, such as legal, accounting and business consultants, occupancy costs, bad debt and other general expenses. We have experienced decreases in our general and administrative expenses but anticipate increases as we expand our business operations.

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

Results of Operations

Three Months Ended March 31, 2017 and 2016

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three Months Ended March 31,		Change
(dollars in thousands)	2017	2016	$	%
Revenue	$6,966	$6,068	$898	15%
Cost of revenues	4,209	4,103	106	3%
Research and development expenses	1,110	1,532	(422)	(28)%
General and administrative expenses	3,477	4,318	(841)	(19)%
Sales and marketing expenses	971	1,298	(327)	(25)%
Loss from operations	(2,801)	(5,183)	2,382	(46)%
Interest income (expense)	(177)	(122)	(55)	45%
Change in fair value of acquisition note payable	(232)	34	(266)	(782)%
Change in fair value of warrant liability	(7,294)	17	(7,311)	(43,006)%
Other expense	(46)	—	(46)	n/a
Loss before income taxes	(10,550)	(5,254)	(5,296)	101%
Income tax (benefit)	(970)	—	(970)	n/a
Net (loss)	$(9,580)	$(5,254)	$(4,326)	82%

Non-GAAP Financial Information

In addition to disclosing financial results in accordance with United States generally accepted accounting principles (“GAAP”), the table below contains non-GAAP financial measures that we believe are helpful in understanding and comparing our past financial performance and our future results. The non-GAAP financial measures disclosed by the Company exclude the non- operating changes in the fair value of derivative instruments. These non-GAAP financial measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations from these results should be carefully evaluated. Management believes that these non-GAAP measures provide useful information about the Company’s core operating results and thus are appropriate to enhance the overall understanding of the Company’s past financial performance and its prospects for the future. The non-GAAP financial measures in the table below include adjusted net (loss) and the related adjusted basic and diluted net (loss) per share amounts.

Reconciliation from GAAP to Non-GAAP Results (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Reconciliation of net (loss):
Net (loss)	$(9,580)	$(5,254)
ADD:
Change in fair value of acquisition note payable	232	(34)
Change in fair value of warrant liability	7,294	(17)
Adjusted net (loss)	$(2,054)	$(5,305)
Reconciliation of net (loss) per share, basic and diluted:
Basic and diluted net (loss) per share	$(0.51)	$(0.39)
Adjustments to net (loss)	0.40	—
Adjusted basic and diluted net (loss) per share	$(0.11)	$(0.39)
Basic and diluted weighted-average shares outstanding	18,904	13,547

Adjusted net (loss) decreased 61% to $2.1 million during the three months ended March 31, 2017, down from an adjusted net (loss) of $5.3 million during the three months ended March 31, 2016. Adjusted basic and diluted net (loss) per share decreased 72% to $0.11 during the three months ended March 31, 2017, down from $0.39 during the three months ended March 31, 2016.

Revenue

The breakdown of our revenue is as follows:

	Three Months Ended March 31,				Change
	2017		2016
(dollars in thousands)	$	%	$	%	$	%
Biopharma Services	$3,719	53%	$3,350	55%	$369	11%
Clinical Services	2,954	43%	2,456	41%	498	20%
Discovery Services	293	4%	262	4%	31	12%
Total Revenue	$6,966	100%	$6,068	100%	$898	15%

Revenue increased 15%, or $0.9 million, to $7.0 million for the three months ended March 31, 2017, from $6.1 million for the three months ended March 31, 2016, principally due to increased test volume in our clinical services and a higher number of active biopharma projects as we execute on a growing number of signed contracts with pharmaceutical and biotechnology companies. Our average revenue (excluding probe revenue) per test decreased to $398 per test for the three months ended March 31, 2017 from $424 per test for the three months ended March 31, 2016, principally due to the additional Clinical Services volume from our Los Angeles facility, which yields lower average revenue per test. Test volume increased by 19% from 10,327 tests for the three months ended March 31, 2016 to 12,310 tests for the three months ended March 31, 2017.

Revenue from Biopharma Services increased 11%, or $0.4 million, to $3.7 million for the three months ended March 31, 2017, from $3.4 million for the three months ended March 31, 2016, due to a higher number of active biopharma projects as we execute on a growing number of signed contracts with pharmaceutical and biotechnology companies. Revenue from Clinical Services customers increased by $0.5 million, or 20%, compared to the three months ended March 31, 2016, due to higher clinical volumes of the tests we perform.

Cost of Revenues

Cost of revenues increased 3%, or $0.1 million, for the three months ended March 31, 2017, principally due an increase in lab supplies of $0.3 million as a result of increased volume and revenues, partially offset by a $0.1 million reduction in compensation and a $0.1 million reduction in shipping, as a result of the Company’s focus on reducing cost and improving gross margin. Gross margin improved to 40% during the three months ended March 31, 2017 from 32% during the three months ended March 31, 2016, due to cost reduction initiatives and synergies across locations.

Operating Expenses

Research and development expenses decreased 28%, or $0.4 million, to $1.1 million for the three months ended March 31, 2017, from $1.5 million for the three months ended March 31, 2016, principally due to a $0.5 million decrease in the costs of software and maintenance and reduced payroll and benefit costs of $0.2 million, offset by an increase in lab supplies of $0.4 million.

General and administrative expenses decreased 19%, or $0.8 million, to $3.5 million for the three months ended March 31, 2017, from $4.3 million for the three months ended March 31, 2016, principally due to a $0.2 million decrease in payroll and benefit costs, a $0.3 million decrease in professional services and a $0.2 million decrease in facility costs resulting from the elimination of building management fees at our North Carolina location.

Sales and marketing expenses decreased 25%, or $0.3 million, to $1.0 million for the three months ended March 31, 2017, from $1.3 million for the three months ended March 31, 2016, principally due to decreased compensation costs of $0.2 million and decreased travel costs of $0.1 million.

Interest Income (Expense)

Net interest expense increased 45% during the three months ended March 31, 2017 due to recognizing a loss on extinguishment of debt of $0.1 million.

Change in Fair Value of Acquisition Note Payable

The change in fair value of note payable resulted in approximately $0.2 million in non-cash expense for the three months ended March 31, 2017 and approximately $34,000 in non-cash income for the three months ended March 31, 2016. The fair value of the note representing part of the purchase price for BioServe increased during the three months ended March 31, 2017 as a consequence of an increase in our stock price.

Change in Fair Value of Warrant Liability

Changes in fair value of some of our common stock warrants may impact our quarterly results.  Accounting rules require us to record certain of our warrants as a liability, measure the fair value of these warrants each quarter and record changes in that value in earnings. As a result of an increase in our stock price, we recognized non-cash expense of $7.3 million for the three months ended March 31, 2017. In the future, if our stock price increases, with all other factors being equal, we would record a non-cash charge as a result of changes in the fair value of our common stock warrants. Alternatively, if the stock price decreases, with all other factors being equal, we may record non-cash income.

We recognized non-cash income of $17,000 during the three months ended March 31, 2016 due to the expiration of other unexercised warrants.

Other Expense

During the three months ended March 31, 2017, we expensed approximately $46,000 of issuance costs associated with the derivative warrants issued as part of the 2017 debt refinancing.

Income Tax (Benefit)

During the three months ended March 31, 2017, we received approximately $1.0 million of net proceeds from the sale of state NOL’s and state research and development credits. No such sales occurred in the first quarter of 2016.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity have been funds generated from our debt financings and equity financings. In addition, we have generated funds from the following sources: (i) cash collections from customers and (ii) cash received from sale of state NOL’s.

In general, our primary uses of cash are providing for operating expenses, working capital purposes and servicing debt. As of
March 31, 2017, we have not borrowed on our line of credit, which allows for borrowings of up to $6.0 million.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Cash provided by (used in):
Operating activities	$(2,391)	$(5,787)
Investing activities	(209)	(358)
Financing activities	2,762	(41)
Net increase (decrease) in cash and cash equivalents	$162	$(6,186)

We had cash and cash equivalents of $9.7 million at March 31, 2017, and $9.5 million at December 31, 2016.

The $0.2 million increase in cash and cash equivalents for the three months ended March 31, 2017, principally resulted from the proceeds from the exercise of warrants of $1.8 million and proceeds from refinancing our debt of $6.0 million, partially offset by $2.4 million of net cash used in operations, fixed asset additions of $0.2 million and principal payments made on the Silicon Valley Bank term note of $4.7 million. We also paid $0.3 million of debt issuance costs and loan fees pursuant to our refinanced debt.

The $6.2 million decrease in cash and cash equivalents for the three months ended March 31, 2016, principally resulted from $5.8 million of net cash used in operations and a $0.3 million used to purchase fixed assets.

At March 31, 2017, we had total indebtedness of $6.0 million, excluding capital lease obligations.

Cash Used in Operating Activities

Net cash used in operating activities was $2.4 million for the three months ended March 31, 2017. We used $0.9 million in net cash to fund our core operations, which included $0.3 million in cash paid for interest. We incurred additional uses of cash when adjusting for working capital items as follows: a net increase in accounts receivable of $0.9 million and a net decrease in accounts payable, accrued expenses and deferred revenue of $0.7 million, offset by a decrease in other current assets of $0.2 million.

For the three months ended March 31, 2016, we used $5.8 million in operating activities. We used $4.2 million in net cash to fund our core operations, which included $0.1 million in cash paid for interest. We incurred additional uses of cash when adjusting for working capital items as follows: a net increase in accounts receivable of $1.8 million; an decrease in other current assets of $0.3 million; and a net decrease in accounts payable, accrued expenses and deferred revenue of $0.1 million.

Cash Used in Investing Activities

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2017 and principally resulted from the purchase of fixed assets.

Net cash used in investing activities was $0.4 million for the three months ended March 31, 2016 and principally resulted from the purchase of fixed assets.

Cash Provided by/Used in Financing Activities

Net cash provided by financing activities was $2.8 million for the three months ended March 31, 2017 and principally resulted from proceeds received from warrants exercised of $1.8 million and proceeds from refinancing our debt of $6.0 million, offset by principal payments made on our Silicon Valley Bank term note of $4.7 million and debt issuance costs and loan fees of $0.3 million related to our refinanced debt.

Net cash used in financing activities was $41,000 for the three months ended March 31, 2016 and principally resulted from payments made on capital leases.

Capital Resources and Expenditure Requirements

We expect to continue to incur material operating losses in the near future. It may take several years, if ever, to achieve positive operational cash flow. We may need to raise additional capital to fund our current operations, to repay certain outstanding indebtedness and to fund expansion of our business to meet our long-term business objectives through public or private equity offerings, debt financings, borrowings or strategic partnerships coupled with an investment in our company or a combination thereof. If we raise additional funds through the issuance of convertible debt securities, or other debt securities, these securities could be secured and could have rights senior to those of our common stock. In addition, any new debt incurred by the Company could impose covenants that restrict our operations and increase our interest expense. The issuance of any new equity securities will also dilute the interest of our current stockholders. Given the risks associated with our business, including our unprofitable operating history and our ability to develop additional proprietary tests, additional capital may not be available when needed on acceptable terms, or at all. If adequate funds are not available, we will need to curb our expansion plans or limit our research and development activities, which would have a material adverse impact on our business prospects and results of operations.

We believe that our current cash, taken together with the borrowings available from the Silicon Valley Bank line of credit, will support operations for at least the next 12 months from the date of this report. We continue to explore opportunities for additional equity or debt financing, and we are taking steps to improve our operating cash flow. We can provide no assurances that our current actions will be successful or that any additional sources of financing will be available to us on favorable terms, if at all, when needed. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative, sales and marketing and research and development activities are forward-looking statements and involve risks and uncertainties.

We expect our sales and marketing, research and development and other general and administrative expenses to increase as we continue to expand our business.

Our forecast of the period of time through which our current financial resources will be adequate to support our operations and our expected operating expenses are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

•	our ability to achieve revenue growth and profitability;

•	the costs for funding the operations we recently acquired;

•	our ability to improve efficiency of billing and collection processes;

•	our ability to obtain approvals for our new diagnostic tests;

•	our ability to execute on our marketing and sales strategy for our tests and gain acceptance of our tests in the market;

•	our ability to obtain adequate reimbursement from governmental and other third-party payors for our tests and services;

•	the costs, scope, progress, results, timing and outcomes of the clinical trials of our tests;

•	the costs of operating and enhancing our laboratory facilities;

•	our ability to succeed with our cost control initiative;

•	the timing of and the costs involved in regulatory compliance, particularly if the regulations change;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	our ability to manage the costs of manufacturing our tests;

•	our rate of progress in, and cost of research and development activities associated with, products in research and early development;

•	the effect of competing technological and market developments;

•	costs related to expansion;

•	our ability to secure financing and the amount thereof; and

•	other risks and uncertainties discussed in our annual report on Form 10-K for the year ended December 31, 2016 and other reports, as applicable, we file with the Securities and Exchange Commission.

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

In March 2017, we entered into a new line of credit with Silicon Valley Bank and refinanced our term note with a new lender, Partners for Growth. See Note 5 of Notes to Unaudited Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income Taxes

Over the past several years, we have generated operating losses in all jurisdictions in which we may be subject to income taxes. As a result, we have accumulated significant net operating losses and other deferred tax assets. Because of our history of losses and the uncertainty as to the realization of those deferred tax assets, a full valuation allowance has been recognized. We do not expect to report a benefit related to the deferred tax assets until we have a history of earnings, if ever, that would support the realization of our deferred tax assets. Utilization of these net operating loss carryforwards is subject to limitation due to ownership changes that may delay the utilization of a portion of the carryforwards.

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

The notes to our audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2016 contain a summary of our significant accounting policies. We consider the following accounting policies critical to the understanding of the results of our operations:

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

•	our ability to improve efficiency of billing and collection processes;

•	our ability to obtain reimbursement from governmental and other third-party payors for our tests and services;

•	our ability clinically validate our pipeline of tests currently in development;

•	our ability to execute on our marketing and sales strategy for our tests and gain acceptance of our tests in the market;

•	our ability to keep pace with rapidly advancing market and scientific developments;

•	our ability to satisfy U.S. (including FDA) and international regulatory requirements with respect to our tests and services, many of which are new and still evolving;

•	ability to raise additional capital to meet our liquidity needs;

•	competition from clinical laboratory services companies, tests currently available or new tests that may emerge;

•
our ability to maintain our clinical collaborations and enter into new collaboration agreements with highly regarded organizations in the cancer field so that, among other things, we have access to thought leaders in the field and to a robust number of samples to validate our tests;

•	our ability to maintain our present customer base and obtain new customers;

•	potential product liability or intellectual property infringement claims;

•	our dependency on third-party manufacturers to supply or manufacture our products;

•	our ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel with extensive experience in oncology, who are in short supply;

•	our ability to obtain or maintain patents or other appropriate protection for the intellectual property in our proprietary tests and services;

•	our dependency on the intellectual property licensed to us or possessed by third parties;

•	our ability to expand internationally and launch our tests in emerging markets, such as India and Brazil;

•	our ability to adequately support future growth; and

•	the risk factors discussed in our annual report on Form 10-K for the year ended December 31, 2016, as updated in other reports, as applicable, that we file with the Securities and Exchange Commission.

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

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended, as of March 31, 2017, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer (principal executive officer) and our Chief Operating Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2017.

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.        Legal Proceedings

In the normal course of business, the Company may become involved in various claims and legal proceedings. In the opinion of management, the ultimate liability or disposition thereof is not expected to have a material adverse effect on our financial condition, results of operations, or liquidity.

Item 1A.    Risk Factors

There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our annual report on Form 10-K for the year ended December 31, 2016.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds from Sales of Registered Securities

On March 22, 2017, in connection with our debt refinancing, we issued seven year warrants to the lenders to purchase an aggregate of 443,262 shares of our common stock at an exercise price of $2.82 per share. The number of warrants may be reduced by 20% subject to us achieving certain financial milestones set forth by PFG. The issuance of the warrants and the underlying warrant shares was exempt from registration under Section 4(a)(2) of the Securities Act or 1933.

The above description of the terms of the warrant is qualified in its entirety by the full text of the warrant, which was filed as Exhibit 10.83 to the Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein.

Item 3.        Defaults Upon Senior Securities

Not applicable.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

On May 11, 2017, we entered into an employment agreement with Rita Shaknovich, M.D., Ph.D., which provides for her appointment as Chief Medical Officer and Chair of our Clinical Advisory Board of the Company, effective May 28, 2017 (“Employment Agreement”). The Employment Agreement provides for, among other things, (i) an annual base salary of $316,000, and (ii) eligibility for an annual cash bonus of up to 20% of her base salary. Pursuant to the terms of the Employment Agreement the Company will grant to Dr. Shaknovich an option to purchase 50,000 shares of the Company’s common stock under the Company’s current equity incentive plan. The Employment Agreement has an initial two year term and automatically renews for additional one-year terms.

The Employment Agreement also provides for post-termination benefits, subject to the execution of a release, including: (a) monthly payments equal to her base salary immediately prior to such termination for a period of six to twelve months (depending on length of service) in the event her employment is terminated without “cause” or she resigns for “good reason” not in connection with a “change of control”, (b) a lump sum payment equal to twelve months of her then base salary plus an amount equal to the prior year bonus in the event her employment terminated without “cause” or she resigns for “good reason” within twelve months following a change of control and (c) a lump sum payment equal to six months of her then base salary plus an amount equal to the prior year bonus in the event her employment terminated with “cause” or she resigns without “good reason” within twelve months following a change of control.

The Employment Agreement is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Item 6.        Exhibits

See the Index to Exhibits following the signature page hereto, which Index to Exhibits is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cancer Genetics, Inc.
(Registrant)

Date: May 12, 2017	/s/ Panna L. Sharma
Panna L. Sharma
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2017	/s/ John A. Roberts
John A. Roberts
Chief Operating Officer (Principal Financial Officer)

Date: May 12, 2017	/s/ Igor Gitelman
Igor Gitelman
Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Employment Agreement, dated as of May 11, 2017 by and between the Company and Rita Shaknovich * +

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended *

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended *

32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **

32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **

101
The following materials from the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet at March 31, 2017 (unaudited) and December 31, 2016, (ii) Consolidated Statements of Operations for the three month periods ended March 31, 2017 and 2016 (unaudited), (iii) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2017 and 2016 (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited)

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or compensatory plan in which directors and/or executive officers are eligible to participate.