Form 10-Q
period 2017-06-30
CANCER GENETICS, INC
filed 2017-08-14
CIK 1349929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 9, 2017, there were 19,790,016 shares of common stock, par value $0.0001 of Cancer Genetics, Inc. outstanding.

CANCER GENETICS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
Cancer Genetics, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except par value)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,170	$9,502
Accounts receivable, net of allowance for doubtful accounts	13,155	11,748
Other current assets	2,544	2,174
Total current assets	21,869	23,424
FIXED ASSETS, net of accumulated depreciation	4,724	4,738
OTHER ASSETS
Restricted cash	300	300
Patents and other intangible assets, net of accumulated amortization	1,400	1,503
Investment in joint venture	249	268
Goodwill	12,029	12,029
Other	378	172
Total other assets	14,356	14,272
Total Assets	$40,949	$42,434
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,716	$8,148
Obligations under capital leases, current portion	262	109
Deferred revenue	133	789
Line of credit	2,000	—
Term note, current portion	—	2,000
Total current liabilities	9,111	11,046
Term note	4,838	2,654
Obligations under capital leases	687	374
Deferred rent payable and other	207	290
Warrant liability	7,043	2,018
Deferred revenue, long-term	438	428
Total Liabilities	22,324	16,810
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 9,764 shares, $0.0001 par value, none issued	—	—
Common stock, authorized 100,000 shares, $0.0001 par value, 19,785 and 18,936 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	144,923	139,576
Accumulated (deficit)	(126,300)	(113,954)
Total Stockholders’ Equity	18,625	25,624
Total Liabilities and Stockholders’ Equity	$40,949	$42,434

See Notes to Unaudited Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$6,604	$7,001	$13,570	$13,069
Cost of revenues	4,034	4,285	8,243	8,388
Gross profit	2,570	2,716	5,327	4,681
Operating expenses:
Research and development	989	1,680	2,099	3,212
General and administrative	3,529	3,658	7,006	7,976
Sales and marketing	1,165	1,379	2,136	2,677
Total operating expenses	5,683	6,717	11,241	13,865
Loss from operations	(3,113)	(4,001)	(5,914)	(9,184)
Other income (expense):
Interest expense	(253)	(107)	(447)	(233)
Interest income	10	13	27	17
Change in fair value of acquisition note payable	13	67	(219)	101
Change in fair value of warrant liability	577	—	(6,717)	17
Other expense	—	—	(46)	—
Total other (expense)	347	(27)	(7,402)	(98)
Loss before income taxes	(2,766)	(4,028)	(13,316)	(9,282)
Income tax (benefit)	—	—	(970)	—
Net (loss)	$(2,766)	$(4,028)	$(12,346)	$(9,282)
Basic net (loss) per share	$(0.14)	$(0.28)	$(0.64)	$(0.66)
Diluted net (loss) per share	$(0.16)	$(0.28)	$(0.64)	$(0.66)
Basic weighted-average shares outstanding	19,697	14,538	19,301	14,042
Diluted weighted-average shares outstanding	20,663	14,538	19,301	14,042
See Notes to Unaudited Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(12,346)	$(9,282)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	981	1,016
Amortization	166	174
Provision for bad debts	236	—
Stock-based compensation	876	1,024
Change in fair value of acquisition note payable	219	(101)
Change in fair value of warrant liability	6,717	(17)
Amortization of debt issuance costs	31	6
Amortization of discount on debt	48	—
Loss in equity method investment	19	27
Loss on extinguishment of debt	78	—
Changes in:
Accounts receivable	(1,638)	(5,323)
Other current assets	(370)	148
Other non-current assets	38	(12)
Accounts payable, accrued expenses and deferred revenue	(2,361)	(253)
Deferred rent payable and other	(83)	(9)
Net cash (used in) operating activities	(7,389)	(12,602)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(400)	(319)
Patent costs	(63)	(86)
Purchase of cost method investment	(200)	—
Net cash (used in) investing activities	(663)	(405)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(101)	(84)
Proceeds from warrant exercises	1,771	—
Proceeds from option exercises	4	—
Proceeds from offerings of common stock with derivative warrants, net of certain offering costs	—	4,517
Proceeds from borrowings on Silicon Valley Bank line of credit	2,000	—
Proceeds from Partners for Growth IV, L.P. term note	6,000	—
Principal payments on Silicon Valley Bank term note	(4,667)	(333)
Payment of debt issuance costs and loan fees	(287)	—
Net cash provided by financing activities	4,720	4,100
Net (decrease) in cash and cash equivalents	(3,332)	(8,907)
CASH AND CASH EQUIVALENTS
Beginning	9,502	19,459
Ending	$6,170	$10,552
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$410	$202
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fixed assets acquired through capital lease arrangements	$567	$—
Derivative warrants issued with debt	1,004	—

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

Liquidity and Going Concern
At June 30, 2017, our cash position and history of losses required management to asses our ability to continue operating as a going concern, according to FASB Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). Management evaluated the history and operational losses to have a material effect on our ability to continue as a going concern, unless we take actions to alleviate those conditions. Our primary sources of liquidity have been funds generated from our debt financings and equity financings. We have reduced, and plan to continue reducing, our operating expenses, and expect to grow our revenue in 2017 and beyond, and have also increased our cash collections from our customers and third-party payors and plan to continue to improve our cash collection results.
Management believes that its existing cash and cash equivalents, taken together with the borrowings available from the Silicon Valley Bank line of credit and the common stock purchase agreement with Aspire Capital Fund, LLC (described in Note 13), will be sufficient to fund the Company's operations for at least the next twelve months after filing this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. As issued and amended, ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018. Early adoption is permitted in the first quarter of fiscal year 2017. The Company believes its Biopharma Service revenue could be affected by the new standard. The Company is presently evaluating all of its contracts for performance obligations and variable consideration provisions that may affect the timing of revenue recognition subsequent to ASU 2014-09’s adoption. The Company expects to adopt the new standard on January 1, 2018, using the modified retrospective approach, which involves applying the new standard to all contracts initiated on or after the effective date and recording an adjustment to opening equity for pre-existing contracts that have remaining obligations as of the effective date.

Note 2.     Revenue and Accounts Receivable

Revenue by service type for the three and six months ended June 30, 2017 and 2016 is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Biopharma Services	$3,288	$4,219	7,007	$7,569
Clinical Services	3,053	2,542	6,007	4,998
Discovery Services	263	240	556	502
	$6,604	$7,001	$13,570	$13,069

Accounts receivable by service type at June 30, 2017 and December 31, 2016 consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Biopharma Services	$2,588	$3,683
Clinical Services	11,783	8,972
Discovery Services	407	480
Allowance for doubtful accounts	(1,623)	(1,387)
	$13,155	$11,748

Allowance for Doubtful Accounts (in thousands)
Balance, December 31, 2016	$1,387
Bad debt expense	236
Balance, June 30, 2017	$1,623

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Medicare	16%	12%	15%	13%
Other insurers	24%	17%	23%	19%
Other healthcare facilities	6%	7%	6%	6%
	46%	36%	44%	38%

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

The top five test ordering sites during the three months ended June 30, 2017 and 2016 accounted for approximately 45% and 40% of our testing volumes, respectively. During the three months ended June 30, 2017, there was one biopharmaceutical company which accounted for approximately 12% of our total revenue. During the three months ended June 30, 2016, there were two biopharmaceutical companies which accounted for approximately 15% and 11% of our total revenue, respectively.

The top five test ordering sites during the six months ended June 30, 2017 and 2016 accounted for approximately 39% and 38% of our testing volumes, respectively. During the six months ended June 30, 2017, there was one biopharmaceutical company which accounted for approximately 11% of our total revenue. During the six months ended June 30, 2016, there were two biopharmaceutical companies which accounted for approximately 13% and 11% of our total revenue, respectively.

Note 3.     Earnings Per Share

For purposes of this calculation, stock warrants, outstanding stock options and unvested restricted shares are considered common stock equivalents using the treasury stock method, and are the only such equivalents outstanding.

Basic net loss and diluted net loss per share data were computed as follows (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net (loss) for basic earnings per share	$(2,766)	$(4,028)	$(12,346)	$(9,282)
Change in fair value of warrant liability	577	—	—	—
Net (loss) for diluted earnings per share	$(3,343)	$(4,028)	$(12,346)	$(9,282)
Denominator:
Weighted-average basic common shares outstanding	19,697	14,538	19,301	14,042
Assumed conversion of dilutive securities:
Common stock purchase warrants	966	—	—	—
Potentially dilutive common shares	966	—	—	—
Denominator for diluted earnings per share – adjusted weighted-average shares	20,663	14,538	19,301	14,042
Basic net (loss) per share	$(0.14)	$(0.28)	$(0.64)	$(0.66)
Diluted net (loss) per share	$(0.16)	$(0.28)	$(0.64)	$(0.66)

The following table summarizes equivalent units outstanding that were excluded from the earnings per share calculation because their effects were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Common stock purchase warrants	4,163	5,632	6,599	5,632
Stock options	2,578	1,892	2,578	1,892
Restricted shares of common stock	75	84	75	84
	6,816	7,608	9,252	7,608

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

Note 5. Term Notes and Line of Credit

On March 22, 2017, we refinanced our debt with Silicon Valley Bank (“SVB”), by repaying the outstanding term loan (“SVB Term Note”), which was scheduled to mature in April 2019, and entered into a new two year asset-based revolving line of credit agreement. The new SVB credit facility provides for an asset-based line of credit (“ABL”) for an amount not to exceed the lesser of (a) $6.0 million or (b) 80% of eligible accounts receivable plus the lesser of 50% of the net collectible value of third party accounts receivable or three (3) times the average monthly collection amount of third party accounts receivable over the previous quarter. The ABL requires monthly interest payments at the Wall Street Journal prime rate plus 1.5% (5.5% at June 30, 2017) and matures on March 22, 2019. We paid to SVB a $30,000 commitment fee at closing and will pay a fee of 0.25% per year on the average unused portion of the ABL. At June 30, 2017, we have borrowed $2.0 million on the ABL.
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

The following is a summary of long-term debt (in thousands):

	June 30, 2017	December 31, 2016
SVB Term Note, repaid in 2017	$—	$4,667
PFG Term Note, net of discount of $951	5,049	—
Less unamortized debt issuance costs	211	13
Term notes, net	4,838	4,654
Less current maturities	—	2,000
Long-term portion	$4,838	$2,654

At June 30, 2017, the principal amount of the PFG Term Note of $6,000,000 is due in 2020.

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

At June 30, 2017, 681,179 shares remain available for future awards under the 2011 Plan and 133,214 shares remain available for future awards under the 2008 Plan.

A summary of employee and non-employee stock option activity for the six months ended June 30, 2017 is as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares (in thousands)	Weighted- Average Exercise Price
Outstanding January 1, 2017	2,198	$9.09	7.04	$—
Granted	602	2.85
Exercised	(2)	2.27
Cancelled or expired	(220)	11.12
Outstanding June 30, 2017	2,578	$7.46	7.14	$1,407
Exercisable June 30, 2017	1,435	$9.77	5.72	$196

Aggregate intrinsic value represents the difference between the fair value of our common stock and the exercise price of outstanding, in-the-money options. During the three and six months ended June 30, 2017, the Company received approximately $4,000 from the exercise of options.

As of June 30, 2017, total unrecognized compensation cost related to non-vested stock options granted to employees was $2,807,360 which we expect to recognize over the next 2.42 years.

As of June 30, 2017, total unrecognized compensation cost related to non-vested stock options granted to non-employees was $47,750 which we expect to recognize over the next 0.51 years. The estimate of unrecognized non-employee compensation is based on the fair value of the non-vested options as of June 30, 2017.

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

The following table presents the weighted-average assumptions used to estimate the fair value of options granted to employees during the periods presented:

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
Volatility	76.91%	74.31%
Risk free interest rate	1.87%	1.99%
Dividend yield	0.00%	0.00%
Term (years)	5.90	5.98
Weighted-average fair value of options granted during the period	2.75	1.88

In May 2014, we issued 200,000 options to our Director, Raju Chaganti, with an exercise price of $15.89. See Note 11 for additional information. The following table presents the weighted-average assumptions used to estimate the fair value of options reaching their measurement date for non-employees during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Volatility	76.39%	74.61%	76.90%	75.26%
Risk free interest rate	2.19%	1.27%	2.21%	1.42%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Term (years)	6.89	7.89	7.02	8.02

Restricted stock awards have been granted to employees, directors and consultants as compensation for services. At June 30, 2017, there was $331,076 of unrecognized compensation cost related to non-vested restricted stock granted to employees and directors; we expect to recognize the cost over 1.53 years.

The following table summarizes the activities for our non-vested restricted stock awards for the six months ended June 30, 2017:

	Non-vested Restricted Stock Awards
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2017	80	$6.30
Granted	18	4.15
Vested	(21)	8.42
Cancelled	(2)	$11.36
Non-vested at June 30, 2017	75	$5.07

The following table presents the effects of stock-based compensation related to stock option and restricted stock awards to employees and non-employees on our Consolidated Statements of Operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenues	$69	$67	$128	$136
Research and development	49	45	99	95
General and administrative	293	352	593	739
Sales and marketing	30	26	56	54
Total stock-based compensation	$441	$490	$876	$1,024

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

During the three and six months ended June 30, 2017, the Company received approximately $21,000 and $1,771,000, respectively, from shareholders who exercised warrants to purchase 9,000 and 786,900 shares of common stock, respectively, at $2.25. In addition, on March 28, 2017, warrant holders exercised warrants to purchase 90,063 shares of common stock at an exercise price of $2.25 per share using the net issuance exercise method whereby 45,162 shares were surrendered as payment in full of the exercise price resulting in a net issuance of 44,901 shares.

The following table summarizes the warrant activity for the six months ended June 30, 2017 (in thousands, except exercise price):

Issued With / For	Exercise Price		Warrants Outstanding January 1, 2017	2017 Warrants Issued	2017 Warrants Exercised	Warrants Outstanding June 30, 2017
Non-Derivative Warrants:
Financing	$10.00		243	—	—	243
Financing	15.00		361	—	—	361
Debt guarantee	15.00		109	—	—	109
2015 Offering	5.00		3,450	—	—	3,450
Total non-derivative warrants	$6.42	C	4,163	—	—	4,163
Derivative Warrants:
2016 Offerings	2.25	A	2,870	—	(877)	1,993
2017 Debt	2.82	B	—	443	—	443
Total derivative warrants	2.35	C	2,870	443	(877)	2,436
Total	$4.92	C	7,033	443	(877)	6,599

A	These warrants are subject to fair value accounting and contain a contingent net cash settlement feature.

B
These warrants are subject to fair value accounting and contain a net settlement provision that uses the 90-trading day price of our common stock. These warrants are subject to a 20% reduction if certain financial milestones are met.

C	Weighted-average exercise prices are as of June 30, 2017.

Note 8. Fair Value of Warrants

The following table summarizes the derivative warrant activity subject to fair value accounting for the six months ended June 30, 2017 (in thousands):

Issued with/for	Fair value of warrants outstanding as of December 31, 2016	Fair value of warrants issued	Fair value of warrants exercised	Change in fair value of warrants	Fair value of warrants outstanding as of June 30, 2017
2016 Offerings	$2,018	$—	$(2,696)	$6,389	$5,711
2017 Debt	—	1,004	—	328	1,332
	$2,018	$1,004	$(2,696)	$6,717	$7,043

The following tables summarize the assumptions used in computing the fair value of derivative warrants subject to fair value accounting at the date of issue or exercise during the three and six months ended June 30, 2017 and 2016, and at June 30, 2017 and December 31, 2016.

	Issued During the	Exercised During the
2016 Offerings	Three and Six Months Ended June 30, 2016	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	As of June 30, 2017	As of December 31, 2016
Exercise price	$2.25	$2.25	$2.25	$2.25	$2.25
Expected life (years)	5.50	4.51	4.79	4.58	5.06
Expected volatility	75.57%	77.11%	76.29%	76.39%	72.82%
Risk-free interest rate	1.40%	1.80%	1.94%	1.89%	1.93%
Expected dividend yield	—%	—%	—%	—%	—%

2017 Debt	Issued During the Six Months Ended June 30, 2017	As of June 30, 2017
Exercise price	$2.82	$2.82
Expected life (years)	7.00	6.73
Expected volatility	74.61%	76.39%
Risk-free interest rate	2.22%	2.14%
Expected dividend yield	—%	—%

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	June 30, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$7,043	$—	$—	$7,043
Note payable	333	—	—	333
	$7,376	$—	$—	$7,376

	December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$2,018	$—	$—	$2,018
Note payable	114	—	—	114
	$2,132	$—	$—	$2,132

The ultimate payment to VenturEast will be the value of 84,278 shares of common stock at the time of payment. The value of the note payable to VenturEast was determined using the fair value of our common stock. During the three months ended June

30, 2017 and 2016, we recognized a gain of approximately $13,000 and $67,000, respectively, due to the change in value of the note. During the six months ended June 30, 2017 and 2016, we recognized a loss of approximately $219,000 and a gain of approximately $101,000, respectively, due to the change in value of the note.

At June 30, 2017, the warrant liability consists of stock warrants issued as part of the 2016 Offerings that contain contingent redemption features and warrants issued as part of the debt refinancing outlined in Note 5. In accordance with derivative accounting for warrants, we calculated the fair value of these warrants, and the assumptions used are described in Note 8, “Fair Value of Warrants.” During the three months ended June 30, 2017, we recognized a gain of approximately $577,000 on the derivative warrants due to the decrease in our stock price. During the six months ended June 30, 2017, we recognized a loss of approximately $6,717,000 on the derivative warrants due to changes in our stock price. During the six months ended June 30, 2016, we recorded a gain of approximately $17,000 due to the expiration of derivative warrants.

Realized and unrealized gains and losses related to the change in fair value of the VenturEast note and warrant liability are included in other income (expense) on the Consolidated Statements of Operations.

The following table summarizes the activity of the note payable to VenturEast and of our derivative warrants, which was measured at fair value using Level 3 inputs (in thousands):

	Note Payable	Warrant
	to VenturEast	Liability
Fair value at December 31, 2016	$114	$2,018
Fair value of warrants issued	—	1,004
Fair value of warrants exercised	—	(2,696)
Change in fair value	219	6,717
Fair value at June 30, 2017	$333	$7,043

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

Our share of the JV’s net loss was approximately $7,000 and $15,000 for the three months ended June 30, 2017 and 2016, and approximately $19,000 and $27,000 for the six months ended June 30, 2017 and 2016, respectively, and is included in research and development expense on the Consolidated Statements of Operations. We have a net receivable due from the JV of approximately $10,000 at June 30, 2017, which is included in other assets in the Consolidated Balance Sheets.

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

Note 11. Related Party Transactions

We have a consulting agreement with Equity Dynamics, Inc. (“EDI”), an entity controlled by John Pappajohn, effective April 1, 2014 pursuant to which EDI receives a monthly fee of $10,000. Total expenses for each of the three months ended June 30, 2017 and 2016 were $30,000. Total expenses for each of the six months ended June 30, 2017 and 2016 were $60,000. As of June 30, 2017, we owed EDI $20,000.

In 2010, we entered into a three-year consulting agreement with Dr. Chaganti, which was subsequently renewed through December 31, 2016 pursuant to which Dr. Chaganti receives $5,000 per month for providing consulting and technical support services. Pursuant to the terms of the renewed consulting agreement, Dr. Chaganti received an option to purchase 200,000 shares of our common stock at a purchase price of $15.89 per share vesting over a period of four years. Total non-cash stock-based compensation recognized under the consulting agreement for the three months ended June 30, 2017 and 2016 was $23,875 and $9,500, respectively. Total non-cash stock-based compensation recognized under the consulting agreement for the six months ended June 30, 2017 and 2016 was $49,500 and $25,625, respectively. Also pursuant to the consulting agreement, Dr. Chaganti assigned to us all rights to any inventions which he may invent during the course of rendering consulting services to us. In exchange for this assignment, if the USPTO issues a patent for an invention on which Dr. Chaganti is listed as an inventor, we are required to pay Dr. Chaganti (i) a one-time payment of $50,000 and (ii) 1% of any net revenues we receive from any licensed sales of the invention. In the first quarter of 2016, we paid Dr. Chaganti $50,000 which was recognized as an expense in fiscal 2015 when one patent was issued.

Note 12. Contingencies

In the normal course of business, the Company may become involved in various claims and legal proceedings. In the opinion of management, the ultimate liability or disposition thereof is not expected to have a material adverse effect on our financial condition, results of operations, or liquidity.

Note 13.    Subsequent Events

vivoPharm Acquisition

On August 14, 2017, we purchased all of the outstanding stock of vivoPharm Pty Ltd. (“vivoPharm”), with its principal place of business in Victoria, Australia, in a transaction valued at approximately $12.0 million, comprised of $1.2 million in cash and the remaining $10.8 million in the Company’s common stock based on a trailing 20-day volume weighted average price from and including the closing price of the stock on August 15, 2017. We are withholding, in escrow, 20% of the stock consideration until the expiration of 12 months from the date of closing to serve as the initial source for any indemnification and adjustments.

Prior to the acquisition, vivoPharma was a privately-held provider of proprietary preclinical oncology and immuno-oncology services, offering integrated service in different disease areas to the biotechnology and pharmaceutical industries. Upon completion of this transaction, vivoPharma became a wholly-owned subsidiary of the Company.

Because the acquisition date coincides with the date of filing this Quarterly Report on Form 10-Q, we are not able to disclose a preliminary purchase price allocation or proforma financial information.

Common Stock Purchase Agreement with Aspire Capital

On August 14, 2017, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that Aspire Capital is committed to purchase up to an aggregate of $16.0 million of our common stock (the “Purchase Shares”) from time to time over the term of the Purchase Agreement. Aspire Capital has committed to make an initial purchase of 1,000,000 Purchase Shares (the “Initial Purchase”) at a purchase price of $3.00 per share on the commencement date of the agreement.

After the commencement date, on any business day over the 24-month term of the Purchase Agreement, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”) directing Aspire Capital to purchase up to 33,333 Purchase Shares per business day, provided that Aspire Capital will not be required to buy Purchase Shares pursuant to a Purchase Notice that was received by Aspire Capital on any business day on which the last closing trade price of our common stock on the NASDAQ Capital Market is below $3.00. The Company and Aspire Capital also may mutually agree to increase the number of shares that may be sold to as much as an additional 2,000,000 Purchase Shares per business day. The purchase price per Purchased Share will be $3.00. As consideration for entering into the Purchase Agreement, we agreed to issue 320,000 shares of our common stock to Aspire Capital (“Commitment Shares”).

The number of Purchase Shares covered by and timing of each Purchase Notice are determined by us, at our sole discretion. The aggregate number of shares that we can sell to Aspire Capital under the Purchase Agreement may in no case exceed 3,938,213 shares of our common stock (which is equal to approximately 19.9% of the common stock outstanding on the date of the Purchase Agreement), including the 320,000 Commitment Shares and the 1,000,000 Initial Purchase Shares, unless shareholder approval is obtained to issue additional shares.

This agreement can be terminated by either party in the event the commencement date has not occurred by August 24, 2017.

Our net proceeds will depend on several factors, including the frequency of our sales of Purchase Shares to Aspire Capital and the frequency at which the last closing trade price of our common stock is below $3.00, subject to a maximum of $16.0 million in gross proceeds, including the Initial Purchase. Our delivery of Purchase Notices will be made subject to market conditions, in light of our capital needs from time to time and under the limitations contained in the Purchase Agreement. We currently intend to use the net proceeds from sales of Purchase Shares for general corporate purposes and working capital requirements.

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

We expect to continue to incur significant losses for the near future. We incurred losses of $15.8 million and $20.2 million for fiscal years ended December 31, 2016 and 2015, respectively, and $12.3 million for the six months ended June 30, 2017.

As of June 30, 2017, we had an accumulated deficit of $126.3 million.

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

The top five test ordering sites during the three months ended June 30, 2017 and 2016 accounted for approximately 45% and 40% of our testing volumes, respectively. During the three months ended June 30, 2017, one Biopharma client accounted for approximately 12% of our revenue. During the three months ended June 30, 2016, two Biopharma clients accounted for approximately 15% and 11% of our revenue, respectively.

The top five test ordering sites during the six months ended June 30, 2017 and 2016 accounted for approximately 39% and 38% of our testing volumes, respectively. During the six months ended June 30, 2017, there was one biopharmaceutical company which accounted for approximately 11% of our total revenue. During the six months ended June 30, 2016, there were two biopharmaceutical companies which accounted for approximately 13% and 11% of our total revenue, respectively.

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

For the three months ended June 30, 2017, Medicare accounted for approximately 16% of our total revenue, other insurance accounted for approximately 24% of our total revenue and other healthcare facilities accounted for 6% of our total revenue. For the six months ended June 30, 2017, Medicare accounted for approximately 15% of our total revenue, other insurance accounted for approximately 23% of our total revenue and other healthcare facilities accounted for 6% of our total revenue. On average, we generate less revenue per test from other healthcare facilities billed directly, than from other insurance payers.

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

Results of Operations

Three Months Ended June 30, 2017 and 2016

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three Months Ended June 30,		Change
(dollars in thousands)	2017	2016	$	%
Revenue	$6,604	$7,001	$(397)	(6)%
Cost of revenues	4,034	4,285	(251)	(6)%
Research and development expenses	989	1,680	(691)	(41)%
General and administrative expenses	3,529	3,658	(129)	(4)%
Sales and marketing expenses	1,165	1,379	(214)	(16)%
Loss from operations	(3,113)	(4,001)	888	(22)%
Interest income (expense)	(243)	(94)	(149)	159%
Change in fair value of acquisition note payable	13	67	(54)	(81)%
Change in fair value of warrant liability	577	—	577	n/a
Net (loss)	$(2,766)	$(4,028)	$1,262	(31)%

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

Reconciliation from GAAP to Non-GAAP Results (in thousands, except per share amounts):

	Three Months Ended June 30,
	2017	2016
Reconciliation of net (loss):
Net (loss)	$(2,766)	$(4,028)
Adjustments:
Change in fair value of acquisition note payable	(13)	(67)
Change in fair value of warrant liability	(577)	—
Adjusted net (loss)	$(3,356)	$(4,095)
Reconciliation of basic net (loss) per share:
Basic net (loss) per share	$(0.14)	$(0.28)
Adjustments to net (loss)	(0.03)	—
Adjusted basic net (loss) per share	$(0.17)	$(0.28)
Basic weighted-average shares outstanding	19,697	14,538
Reconciliation of diluted net (loss) per share:
Diluted net (loss) per share	$(0.16)	$(0.28)
Adjustments to net (loss)	—	—
Adjusted diluted net (loss) per share	$(0.16)	$(0.28)
Diluted weighted-average shares outstanding	20,663	14,538

Adjusted net (loss) decreased 18% to $3.4 million during the three months ended June 30, 2017, down from an adjusted net (loss) of $4.1 million during the three months ended June 30, 2016. Adjusted basic net (loss) per share decreased 39% to $0.17 during the three months ended June 30, 2017, down from $0.28 during the three months ended June 30, 2016. Adjusted diluted net (loss) per share decreased 42% to $0.16 during the three months ended June 30, 2017, down from $0.28 during the three months ended June 30, 2016.

Revenue

The breakdown of our revenue is as follows:

	Three Months Ended June 30,				Change
	2017		2016
(dollars in thousands)	$	%	$	%	$	%
Biopharma Services	$3,288	50%	$4,219	60%	$(931)	(22)%
Clinical Services	3,053	46%	2,542	37%	511	20%
Discovery Services	263	4%	240	3%	23	10%
Total Revenue	$6,604	100%	$7,001	100%	$(397)	(6)%

Revenue decreased 6%, or $0.4 million, to $6.6 million for the three months ended June 30, 2017, from $7.0 million for the three months ended June 30, 2016, principally due to a decrease in project specific activities related to the timing of certain customers’ clinical studies and patient enrollment, which are out of our control in our Biopharma Services business. Our average revenue (excluding probe revenue) per test decreased to $364 per test for the three months ended June 30, 2017 from $407 per test for the three months ended June 30, 2016, principally due to the additional Clinical Services volume from our New Jersey and Los Angeles facilities, which yield lower average revenue per test. Test volume increased by 6% from 13,481 tests for the three months ended June 30, 2016 to 14,341 tests for the three months ended June 30, 2017.

Revenue from Biopharma Services decreased 22%, or $0.9 million, to $3.3 million for the three months ended June 30, 2017, from $4.2 million for the three months ended June 30, 2016, principally due to a decrease in project specific activities related to the timing of certain customers’ clinical studies and patient enrollment, which are out of our control in our Biopharma Services business. However, we have executed a large number of new biopharma contracts. Revenue from Clinical Services customers increased by $0.5 million, or 20%, compared to the three months ended June 30, 2016, due to higher clinical volumes of the tests we perform.

Cost of Revenues

Cost of revenues decreased 6%, or $0.3 million, for the three months ended June 30, 2017, principally due to a reduced payroll and benefit costs of $0.1 million and reduced outsourced labor of $0.1 million, as well as reduced costs of supplies used in our testing facilities. Gross margin remained steady at 39% during the three months ended June 30, 2017 and 2016.

Operating Expenses

Research and development expenses decreased 41%, or $0.7 million, to $1.0 million for the three months ended June 30, 2017, from $1.7 million for the three months ended June 30, 2016, principally due to a $0.2 million decrease in payroll and benefit costs and a $0.3 million decrease in lab supplies used to validate new diagnostic tests and perform certain research and development projects.

General and administrative expenses decreased 4%, or $0.1 million, to $3.5 million for the three months ended June 30, 2017, from $3.7 million for the three months ended June 30, 2016, principally due to a $0.2 million decrease in payroll and benefit cost and a $0.2 million decrease in facility costs resulting from the elimination of building management fees at our North Carolina location, offset by an increase in our bad debt reserve of $0.2 million.

Sales and marketing expenses decreased 16%, or $0.2 million, to $1.2 million for the three months ended June 30, 2017, from $1.4 million for the three months ended June 30, 2016, principally due to decreased compensation costs of $0.1 million and decreased travel costs of $0.1 million.

Interest Income (Expense)

Net interest expense increased 159%, or $0.1 million, to $0.2 million during the three months ended June 30, 2017 due to the higher effective interest rate on our refinanced debt.

Change in Fair Value of Acquisition Note Payable

The change in fair value of note payable resulted in approximately $13,000 and $67,000 of non-cash income for the three months ended June 30, 2017 and 2016, respectively. The fair value of the note representing part of the purchase price for BioServe decreased during the three months ended June 30, 2017 and 2016 as a consequence of a decrease in our stock price.

Change in Fair Value of Warrant Liability

Changes in fair value of some of our common stock warrants may impact our quarterly results.  Accounting rules require us to record certain of our warrants as a liability, measure the fair value of these warrants each quarter and record changes in that value in earnings. As a result of a decrease in our stock price, we recognized non-cash income of $0.6 million for the three months ended June 30, 2017. In the future, if our stock price increases, with all other factors being equal, we would record a non-cash charge as a result of changes in the fair value of our common stock warrants. Alternatively, if the stock price decreases, with all other factors being equal, we may record non-cash income.

Six Months Ended June 30, 2017 and 2016

The following table sets forth certain information concerning our results of operations for the periods shown:

	Six Months Ended June 30,		Change
(dollars in thousands)	2017	2016	$	%
Revenue	$13,570	$13,069	$501	4%
Cost of revenues	8,243	8,388	(145)	(2)%
Research and development expenses	2,099	3,212	(1,113)	(35)%
General and administrative expenses	7,006	7,976	(970)	(12)%
Sales and marketing expenses	2,136	2,677	(541)	(20)%
Loss from operations	(5,914)	(9,184)	3,270	(36)%
Interest income (expense)	(420)	(216)	(204)	94%
Change in fair value of acquisition note payable	(219)	101	(320)	(317)%
Change in fair value of warrant liability	(6,717)	17	(6,734)	(39,612)%
Other income	(46)	—	(46)	n/a
Loss before income taxes	(13,316)	(9,282)	(4,034)	43%
Income tax provision (benefit)	(970)	—	(970)	n/a
Net (loss)	$(12,346)	$(9,282)	$(3,064)	33%

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

Reconciliation from GAAP to Non-GAAP Results (in thousands, except per share amounts):

	Six Months Ended June 30,
	2017	2016
Reconciliation of net (loss):
Net (loss)	$(12,346)	$(9,282)
Adjustments:
Change in fair value of acquisition note payable	219	(101)
Change in fair value of warrant liability	6,717	(17)
Adjusted net (loss)	$(5,410)	$(9,400)
Reconciliation of basic and diluted net (loss) per share:
Basic and diluted net (loss) per share	$(0.64)	$(0.66)
Adjustments to net (loss)	0.36	(0.01)
Adjusted basic and diluted net (loss) per share	$(0.28)	$(0.67)
Basic and diluted weighted-average shares outstanding	19,301	14,042

Adjusted net (loss) decreased 42% to $5.4 million during the six months ended June 30, 2017, down from an adjusted net (loss) of $9.4 million during the six months ended June 30, 2016. Adjusted basic and diluted net (loss) per share decreased 58% to $0.28 during the six months ended June 30, 2017, down from $0.67 during the six months ended June 30, 2016.

The breakdown of our revenue is as follows:

	Six Months Ended June 30,				Change
	2017		2016
(dollars in thousands)	$	%	$	%	$	%
Biopharma Services	7,007	52%	$7,569	58%	$(562)	(7)%
Clinical Services	6,007	44%	4,998	38%	1,009	20%
Discovery Services	556	4%	502	4%	54	11%
Total Revenue	$13,570	100%	$13,069	100%	$501	4%

Revenue increased 4%, or $0.5 million, to $13.6 million for the six months ended June 30, 2017, from $13.1 million for the six months ended June 30, 2016, principally due to an increase of $1.0 million in our Clinical Services, partially offset by a decrease of $0.6 million in our Biopharma Services. Our average revenue (excluding probe revenue) per test decreased to $379 per test for the six months ended June 30, 2017 from $414 per test for the six months ended June 30, 2016, principally due to the additional Clinical Services volume from our New Jersey and Los Angeles facilities, which yield lower average revenue per test. Test volume increased by 12% from 23,808 tests for the six months ended June 30, 2016 to 26,725 tests for the six months ended June 30, 2017.

Revenue from Biopharma Services decreased 7%, or $0.6 million, to $7.0 million for the six months ended June 30, 2017, from $7.6 million for the six months ended June 30, 2016, principally due to a decrease in project specific activities related to the timing of certain customers’ clinical studies and patient enrollment, which are out of our control in our Biopharma Services business. Revenue from Clinical Services customers increased by $1.0 million, or 20%, for the six months ended June 30, 2017 due to increased volume in both of our clinical services laboratory operations in New Jersey and Los Angeles.

Cost of Revenues

Cost of revenues decreased 2%, or $0.1 million, for the six months ended June 30, 2017, principally due to reduced payroll and benefit costs of $0.2 million, reduced outsourced labor or $0.1 million, and decreased shipping costs of $0.2 million, partially offset by increased lab supplies costs of $0.3 million. Gross margin improved to 39% during the six months ended June 30, 2017 from 36% during the six months ended June 30, 2016, due to reduced payroll and related expenses as we continue to rationalize our cost structure from prior acquisitions and introduce greater efficiency in our laboratory operations.

Operating Expenses

Research and development expenses decreased 35%, or $1.1 million, to $2.1 million for the six months ended June 30, 2017, from $3.2 million for the six months ended June 30, 2016, principally due to reduced payroll and benefit costs of $0.4 million, decreased lab supplies of $0.4 million and reduced facility costs of $0.1 million.

General and administrative expenses decreased 12%, or $1.0 million, to $7.0 million for the six months ended June 30, 2017, from $8.0 million for the six months ended June 30, 2016, principally due to reduced payroll and benefit costs of $0.4 million, decreased professional services of $0.2 million and decreased facility costs of $0.4 million.

Sales and marketing expenses decreased 20%, or $0.5 million, to $2.1 million for the six months ended June 30, 2017, from $2.7 million for the six months ended June 30, 2016, principally due to reduced payroll and benefit costs of $0.3 million, decreased travel and entertainment expenses of $0.2 million and decreased facility costs of $0.1 million.

Interest Income (Expense)

Net interest expense increased 94%, or $0.2 million, principally due to recognizing a loss on extinguishment of debt of $0.1 million in March 2017 and the higher effective interest rate on our refinanced debt.

Change in Fair Value of Acquisition Note Payable

The change in fair value of note payable resulted in $0.2 million in non-cash expense for the six months ended June 30, 2017, as compared to non-cash income of $0.1 million for the six months ended June 30, 2016. The fair value of the note representing part of the purchase price for BioServe increased during the six months ended June 30, 2017 as a consequence of a increase in our stock price.

Change in Fair Value of Warrant Liability

Changes in fair value of some of our common stock warrants may impact our quarterly results.  Accounting rules require us to record certain of our warrants as a liability, measure the fair value of these warrants each quarter and record changes in that value in earnings. As a result of an increase in our stock price, we recognized non-cash expense of $6.7 million for the six months ended June 30, 2017. In the future, if our stock price increases, we would record a non-cash charge as a result of changes in the fair value of our common stock warrants.  Consequently, we may be exposed to non-cash charges, or we may record non-cash income, as a result of this warrant exposure in future periods.

We recognized non-cash income of $17,000 during the six months ended June 30, 2016 due to the expiration of other unexercised warrants.

Other Income

During the six months ended June 30, 2017, we expensed $46,000 of issuance costs associated with the derivative warrants issued as part of the 2017 debt refinancing.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity have been funds generated from our debt financings and equity financings. In addition, we have generated funds from the following sources: (i) cash collections from customers and (ii) cash received from sale of state NOL’s.

In general, our primary uses of cash are providing for operating expenses, working capital purposes and servicing debt. As of
June 30, 2017, we have up to $4.0 million of available borrowings from our line of credit with Silicon Valley Bank.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Six Months Ended June 30,
(in thousands)	2017	2016
Cash provided by (used in):
Operating activities	$(7,389)	$(12,602)
Investing activities	(663)	(405)
Financing activities	4,720	4,100
Net (decrease) in cash and cash equivalents	$(3,332)	$(8,907)

We had cash and cash equivalents of $6.2 million at June 30, 2017, and $9.5 million at December 31, 2016.

The $3.3 million decrease in cash and cash equivalents for the six months ended June 30, 2017, principally resulted from net cash used in operations of $7.4 million, principal payments made on the Silicon Valley Bank term note of $4.7 million, fixed asset additions of $0.4 million, and investing $0.2 million in a cost method investment, partially offset by proceeds from the exercise of warrants of $1.8 million, proceeds from refinancing our debt of $6.0 million and borrowings on our line of credit of $2.0 million. We also paid $0.3 million of debt issuance costs and loan fees pursuant to our refinanced debt.

The $8.9 million decrease in cash and cash equivalents for the six months ended June 30, 2016, principally resulted from $12.6 million of net cash used in operations, fixed asset additions of $0.3 million, patent costs of $0.1 million, capital lease payments of $0.1 million and principal payments on the bank term note of $0.3 million, offset by $4.5 million of net proceeds from the issuance of common stock with derivative warrants in May 2016.

At June 30, 2017, we had total indebtedness of $8.0 million, excluding capital lease obligations.

Cash Used in Operating Activities

Net cash used in operating activities was $7.4 million for the six months ended June 30, 2017. We used $3.0 million in net cash to fund our core operations, which included $0.4 million in cash paid for interest. We incurred additional uses of cash when adjusting for working capital items as follows: a net increase in accounts receivable of $1.6 million, an increase in other assets of $0.4 million, a net decrease in accounts payable, accrued expenses and deferred revenue of $2.4 million and a decrease in deferred rent payable and other of $0.1 million.

For the six months ended June 30, 2016, we used $12.6 million in operating activities. We used $7.1 million in net cash to fund our core operations, which included $0.2 million in cash paid for interest. We incurred additional uses of cash when adjusting for working capital items as follows: a net increase in accounts receivable of $5.3 million and a net decrease in accounts payable, accrued expenses and deferred revenue of $0.3 million, offset by a decrease in other current assets of $0.1 million. The net increase in accounts receivable included approximately $1.4 million of unbilled revenue for clinical services provided by our location in California.

Cash Used in Investing Activities

Net cash used in investing activities was $0.7 million for the six months ended June 30, 2017 and resulted from the purchase of fixed assets of $0.4 million, patent costs of $0.1 million and investing $0.2 million in a cost method investment

Net cash used in investing activities was $0.4 million for the six months ended June 30, 2016 and resulted from the purchase of fixed assets of $0.3 million and patent costs of $0.1 million.

Cash Provided by Financing Activities

Net cash provided by financing activities was $4.7 million for the six months ended June 30, 2017 and principally resulted from proceeds received from warrants exercised of $1.8 million, proceeds from refinancing our debt of $6.0 million and proceeds from borrowing $2.0 million on our line of credit, offset by principal payments made on our Silicon Valley Bank term note of $4.7 million, capital lease payments of $0.1 million and debt issuance costs and loan fees of $0.3 million related to our refinanced debt.

Net cash provided by financing activities was $4.1 million for the six months ended June 30, 2016 and principally resulted from proceeds from offering common stock with derivative warrants of $4.5 million, offset by principal payments made on the bank term note of $0.3 million and capital lease payments of $0.1 million.

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

We believe that our current cash, taken together with the borrowings available from the Silicon Valley Bank line of credit and the common stock purchase agreement with Aspire Capital Fund, LLC, will support operations for at least the next 12 months from the date of this report. We continue to explore opportunities for additional equity or debt financing, and we are taking steps to improve our operating cash flow. We can provide no assurances that our current actions will be successful or that any additional sources of financing will be available to us on favorable terms, if at all, when needed. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative, sales and marketing and research and development activities are forward-looking statements and involve risks and uncertainties.

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

We expect that our operating expenses will slightly decrease and our capital expenditures will slightly increase in the future as we expand our business. We plan to increase our sales and marketing headcount to promote our new clinical tests and services and to expand into new geographies and to continue our research and development expenditures associated with performing work with research collaborators, to expand our pipeline and to perform work associated with our research collaborations. For example, in 2011 we entered into an affiliation agreement to form a joint venture with the Mayo Foundation for Medical Education and Research pursuant to which we made an initial $1.0 million capital contribution in October 2013 and $1.0 million in the third quarter of 2014. We may make additional capital contributions of up to $4.0 million, subject to the joint venture entity’s achievement of certain operational milestones. Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we may need to raise additional capital to fund our operations.

Subject to the availability of financing, we may use significant cash to fund acquisitions.

In March 2017, we entered into a new line of credit with Silicon Valley Bank and refinanced our term note with a new lender, Partners for Growth. See Note 5 of Notes to Unaudited Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. In August 2017, we entered into a common stock purchase agreement with Aspire Capital Fund, LLC. See Note 13 of Notes to Unaudited Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended, as of June 30, 2017, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer (principal executive officer) and our Chief Operating Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Cancer Genetics, Inc.
(Registrant)

Date: August 14, 2017	/s/ Panna L. Sharma
Panna L. Sharma
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2017	/s/ John A. Roberts
John A. Roberts
Chief Operating Officer (Principal Financial Officer)

Date: August 14, 2017	/s/ Igor Gitelman
Igor Gitelman
Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended *

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended *

32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **

32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **

101
The following materials from the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet at June 30, 2017 (unaudited) and December 31, 2016, (ii) Consolidated Statements of Operations for the three and six month periods ended June 30, 2017 and 2016 (unaudited), (iii) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2017 and 2016 (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited)

*	Filed herewith.
**	Furnished herewith.