Form 10-K
period 2017-12-31
CANCER GENETICS, INC
filed 2018-04-02
CIK 1349929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐    No:  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $65.8 million on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $3.95 on that date.
Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of March 21, 2018:

Class	Number of Shares
Common Stock, $.0001 par value	27,748,497

Documents incorporated by reference

Portions of the registrant’s proxy statement for the 2018 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2017, are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” or the negative of those terms, and similar expressions and comparable terminology intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including those set forth below and under Part I, Item 1A, “Risk Factors” in this annual report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this annual report on Form 10-K and, except as required by law, we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this annual report on Form 10-K. You should read this annual report on Form 10-K and the documents referenced in this annual report on Form 10-K and filed as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Such statements may include, but are not limited to, statements concerning the following:

•
our ability to achieve profitability by increasing sales of our laboratory tests and services and to continually develop and commercialize novel and innovative laboratory tests and services focused on oncology and immuno-oncology;

•	our ability to amend the financial covenants in our existing credit agreements and raise additional capital to meet our liquidity needs;

•	our ability to improve efficiency of billing and collection processes;

•	with respect to Clinical Services, our ability to obtain reimbursement from governmental and other third-party payors for our tests and services;

•	our ability to execute on our marketing and sales strategy for our tests and services and gain acceptance of our tests and services in the market;

•	our ability to keep pace with rapidly advancing market and scientific developments;

•	our ability to realize anticipated benefits from the vivoPharm, Pty Ltd. acquisition;

•	our ability to satisfy U.S. (including FDA) and international regulatory requirements with respect to our tests and services, many of which are new and still evolving;

•	our ability to maintain our present customer base and obtain new customers;

•	our ability to clinically validate our pipeline of tests currently in development;

•	competition from clinical laboratory services companies, tests currently available or new tests that may emerge;

•
our ability to maintain our clinical and research collaborations and enter into new collaboration agreements with highly regarded organizations in the field of oncology so that, among other things, we have access to thought leaders in the field and to a robust number of samples to validate our tests;

•	potential product liability or intellectual property infringement claims;

•	our dependency on third-party manufacturers to supply or manufacture our tests;

•
our ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel with extensive experience in oncology and immuno-oncology, who are in short supply;

•	our ability to obtain or maintain patents or other appropriate protection for the intellectual property in our proprietary tests and services;

•	our dependency on the intellectual property licensed to us or possessed by third parties;

•	our ability to expand internationally and launch our tests and services in emerging markets, such as China and Japan; and

•	our ability to adequately support future growth.

PART I

Item 1.	Business.

Overview

We are an emerging leader in the field of precision medicine, enabling individualized therapies in the field of oncology through our tests, services and molecular markers. We develop, commercialize and provide molecular- and biomarker-based tests and services, including proprietary preclinical oncology and immuno-oncology services, that enable biotech and pharmaceutical companies engaged in oncology and immuno-oncology trials to better select candidate populations and reduce adverse drug reactions by providing information regarding genomic and molecular factors influencing subject responses to therapeutics. Through our clinical services, we enable physicians to personalize the clinical management of each individual patient by providing genomic information to better diagnose, monitor and inform cancer treatment. We have a comprehensive, disease-focused oncology testing portfolio, and an extensive set of anti-tumor referenced data based on predictive xenograft and syngeneic tumor models. Our tests and techniques target a wide range of indications, covering all ten of the top cancers in prevalence in the United States, with additional unique capabilities offered by our FDA-cleared Tissue of Origin® test for identifying difficult to diagnose tumor types or poorly differentiated metastatic disease. Following the acquisition of vivoPharm, Pty Ltd. (“vivoPharm”) we provide contract research services, focused primarily on unique specialized studies to guide drug discovery and development programs in the oncology and immuno-oncology fields.

We are currently executing a strategy of partnering with pharmaceutical and biotech companies and clinicians as oncology diagnostic specialists by supporting therapeutic discovery, development and patient care from bench to bedside. Pharmaceutical and biotech companies are increasingly attracted to work with us to provide molecular profiles on clinical trial participants. Similarly, we believe the oncology industry is undergoing a rapid evolution in its approach to diagnostic, prognostic and treatment outcomes (theranostic) testing, embracing precision testing and individualized medicine as a means to drive higher standards of patient treatment and disease management. These profiles may help identify biomarker and genomic variations that may be targetable for developing novel personalized therapeutics, or that may be responsible for differing responses to existing oncology therapies, thereby increasing the efficiency of trials while lowering costs. We believe tailored and combination therapies can revolutionize oncology care through molecular- and biomarker-based testing services, enabling physicians and researchers to target the factors that make each patient and disease unique.

We believe the next shift in cancer management will bring together testing capabilities for germline, or inherited mutations, and somatic mutations that arise in tissues over the course of a lifetime. We have created a unique position in the industry by providing both targeted somatic analysis of tumor sample cells alongside germline analysis of an individual's non-cancerous cells' molecular profile as we attempt to continue achieving milestones in precision medicine.

Cancer is genetically-driven and constitutes a diverse class of diseases with various causes, each characterized by abnormal and proliferative cell growth. Many types of cancers are becoming increasingly understood at a molecular level and it is possible to attribute specific cancers to identifiable genetic changes in these abnormal cells. Cancer cells contain modified genetic material compared to normal cells. Common genetic abnormalities correlated to cancer include gains or losses of genetic material (translocations) on specific chromosomal regions (loci) or changes in specific genes (mutations) that ultimately result in detrimental changes in molecular expression patterns and regular pathways followed by cancerous or pre-cancerous conditions. Understanding the differences in these changes supports clinicians to identify and stratify different forms of cancer in order to optimize patient treatment and patient management. Therefore, understanding and analysis of cancer at the molecular and pathway regulatory level is not only useful for diagnostic purposes, but we also believe it can play an important role in disease management and prognosis. We believe the technology we deploy can apply predictive information which has the potential to dramatically improve treatment outcomes for patients living with cancer. Our molecular- and biomarker-based tests for cancer aim to limit subjectivity from the diagnostic phase, and add prognostic information, thus enabling personalized treatments based on cancer analysis at its most essential level.

Our business is based on demand for molecular- and biomarker-based tests and services from three main sectors, including biotechnology and pharmaceutical companies, cancer centers and hospitals, and the research community. Biotechnology and pharmaceutical companies engaged in designing and running clinical trials to determine the value and efficacy of oncology treatments and therapeutics continuously benefit from our services. We believe trial participants' likelihood of experiencing either favorable or adverse responses to the trial treatment may be influenced or dependent on genomic factors. Our testing services will increase trial efficiency, subject safety and trial success rates. Clinicians and oncologists in cancer centers and hospitals seek such testing since these methods produce higher value and more accurate cancer diagnostic information than traditional analytical methods. Our proprietary and disease-focused tests aim to provide actionable information that can guide patient management decisions, potentially resulting in decreased costs for care providers and patients while streamlining therapy selection. We offer preclinical test systems supporting our clinical diagnostic and prognostic offerings at early stages, valued by pharmaceutical industry, biotechnology companies and academic research centers. In particular our preclinical development of biomarker detection methods, response to immuno-oncology directed novel treatments and early prediction of clinical outcome is supported by our extended portfolio of orthotopic, xenografts and syngeneic tumor test systems as a unique service offering in the immuno-oncology space.

With the acquisition of vivoPharm on August 15, 2017, we expanded our Discovery Service capabilities. vivoPharm is a contract research organization (“CRO”) that specializes in planning and conducting unique, specialized studies to guide drug discovery and development programs with a concentration in oncology and immuno-oncology. These studies range from early compound selection to developing comprehensive sets of in vitro and in vivo data, as needed for FDA Investigational New Drug (“IND”) applications. vivoPharm has developed industry recognized capabilities in early phase development and discovery, especially in immuno-oncology models, tumor micro-environment studies, specialized pharmacology services, and PDx (patient derived xenograft) model studies that support basic discovery, preclinical and phase 1 clinical trials. vivoPharm’s studies have been utilized to support over 200 IND submissions to date across a range of therapeutic indications, including lymphomas, leukemia, GI-cancers, liver cancer, pancreatic cancer, non-small cell lung cancer, and other non-cancer rare diseases. vivoPharm is presently serving over forty biotechnology and pharmaceutical companies across five continents in over 55 studies and trials with highly specialized development, clinical and preclinical research. Over the past 10 years, vivoPharm has also generated an extensive library of human xenograft and syngeneic tumor models, including subcutaneous, orthotopic and metastatic models.

With the acquisition, we added three international locations, enabling access to additional global market opportunities. vivoPharm’s headquarters in Melbourne, VIC, Australia, specializes in safety and toxicology studies, including mammalian, genetic and in vitro, along with bioanalytical services including immune-analytical capabilities. vivoPharm’s U.S.-based laboratory, located at the Hershey Center for Applied Research in Hershey, Pennsylvania, primarily focuses on screening and efficacy testing for a wide range of pharmaceutical and chemical products. The third location, in Munich, Germany, hosts project management and marketing personnel.

We execute on our market strategy by finding synergies and alignment across the three aforementioned industry groups to utilize relatively the same technologies to deliver results-oriented information and insights which we believe is or will become important to drug development and disease management. Our tests and services address the limitations of traditional approaches to cancer therapeutics, including reliance on human inspection of specimens and interpretation of clinical measurements, and inter-institutional variability. Our suite of clinical and biopharma services aim to remove subjectivity from diagnoses and additionally provide information that may influence treatment selection that cannot be obtained from anatomic pathology and staining techniques alone. Our Discovery Services aim to accelerate the development of novel treatment candidates and precision medicine in oncology. We believe the level of personalized treatment required to optimize a patient's treatment regimen and to maximize clinical trial success rates may be significantly improved through the use of molecular- and biomarker-based cancer characterization.

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
Discovery services, including preclinical anti-tumor efficacy, GLP compliant toxicity studies, small molecular and biologics analytical services, provide the tools and testing methods for companies and researchers seeking to identify and to develop new compounds and molecular-based biomarkers for diagnostics and treatment of disease.

In 2017, we generated approximately 50% of our revenue from Biopharma Services, approximately 37% from Clinical Services and approximately 13% from Discovery Services, including the acquisition of vivoPharm in August of 2017. In

2016, we generated approximately 57% of our revenue from Biopharma Services, approximately 39% from Clinical Services and approximately 4% from Discovery Services.

We utilize relatively the same proprietary and nonproprietary molecular diagnostic tests and technologies across all of our service offerings to deliver results-oriented information important to cancer treatment and patient management. Our portfolio primarily includes comparative genomic hybridization (CGH) microarrays, gene expression tests, next generation sequencing (NGS) panels, and DNA fluorescent in situ hybridization (FISH) probes. We provide our testing services from our Clinical Laboratory Improvement Amendments (“CLIA”) - certified and College of American Pathologists (“CAP”) - accredited laboratories in Rutherford, NJ, Los Angeles, CA, and Raleigh, NC, as well as our NABL and GMP-certified laboratory in Hyderabad, India. We offer preclinical services such as predictive tumor models, human orthotopic xenografts and syngeneic immuno-oncology relevant tumor models in our Hershey PA facility, and a leader in the field of immuno-oncology preclinical services in the United States. This service is supplemented with GLP toxicology and extended bioanalytical services in our Australian based facility in Bundoora VIC.

Market Overview

United States Clinical Oncology Market Overview

Despite many advances in the treatment of cancer, it remains one of the greatest areas of unmet medical need. In 2015, the World Health Organization attributed 8.8 million deaths (16% of all deaths) worldwide to cancer-related causes, and projects that over the next two decades the number of new cancer cases will rise to approximately 23 million by the year 2032. Within the United States, cancer is the second most common cause of death, exceeded only by heart disease, accounting for nearly one out of every four deaths. The American Cancer Society estimates that the direct medical treatment costs of cancer in the United States for 2015 were $80.2 billion. The incidence, deaths and economic loss caused by cancer are staggering. The following table published by The American Cancer Society shows estimated new cases and deaths in 2017 in the United States for selected major cancer types:

Cancer Type	Estimated New Cases	Estimated Deaths
Bladder	81,190	17,240
Breast (Female - Male)	266,120 - 2,550	40,920 - 480
Colon and Rectal (Combined)	140,250	50,630
Endometrial	63,230	11,350
Kidney (Renal Cell and Renal Pelvis) Cancer	65,340	14,970
Leukemia (All Types)	60,300	24,370
Liver and Intrahepatic Bile Duct	42,220	30,200
Lung (Including Bronchus)	234,030	154,050
Melanoma	91,270	9,320
Non-Hodgkin's Lymphoma	74,680	19,910
Pancreatic	55,440	44,330
Prostate	164,690	29,430
Thyroid	53,990	2,060

References
1.    American Cancer Society: Cancer Facts and Figures 2018. Atlanta, GA: American Cancer Society, 2018. Also available online. Last accessed February
26, 2018.

United States and International Clinical Trials Market Overview

The United States is currently a world leader in biopharmaceutical research and development and manufacturing. In Fiscal Year 2017, the National Cancer Institute received a budget of $5.89 billion, an increase of $680 million over FY 2016, to issue grants to support research, , with a targeted investment in enhanced and early detection of disease through the analysis of circulating biomarkers using minimally invasive methods, as well as a focused investment in cancer prevention and treatment including research on new vaccines to prevent cancer-causing infections and investigational immuno-oncology drugs and drug combinations. The Pharmaceutical Research and Manufactures of America (PhRMA) reports that the average cost to develop a drug, including trial failures, can be as high as $2.6 billion and the approval process from development to market may be as long as 15 years. According to the National Cancer Institute, since the 1990s, cancer death rates in the United States have declined 23%, and approximately 83% of life expectancy increases in cancer patients are due to new treatments and oncology medications.

Outside of the United States, particularly in our targeted geographies of the Europe and Asia Pacific (“APAC”) regions, growth in the pharmaceuticals and clinical trials market is continuing, and trials are increasingly becoming more complex. Growth in the European pharma market is anticipated to be driven largely by the United Kingdom, Germany, Spain, France and Italy. The size of this market is expected to grow 25% between 2017 and 2022, accounting for nearly 70% of the European pharma market by 2022. Germany is forecasted to have the highest increase in market value during this 5-year span. APAC’s location provides access to large patient pools within favorable regulatory environments, and a strong intellectual property regime and available infrastructure. The pharmaceutical market in APAC is expected to grow by 8.7% CAGR from 2015 to 2021, boasting a contract research organization market that is the fastest growing in the world.

While oncology drugs have the potential to be among the most personalized therapeutics, oncology clinical trials continue to have some of the poorest approval rates. The application of pharmacogenomics to oncology clinical trials enables researchers to better predict differences in drug response, efficacy and toxicity among trial participants, as well as to optimize treatment regimens based on these differences. According to IMS Health, it is estimated that by 2020, half of all pharmaceutical sales in the United States will be from specialty drugs, a category of drugs including oncology treatments tailored to patients’ genomic profiles. We believe a growing demand for faster development of personalized medicines and more effective clinical trials are growth drivers of this market, and our core expertise is pharmacogenomics, or the study of genetic analysis based on a patient's response to a particular therapy or drug.

India Clinical Oncology and Biopharma Market Overview

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

India has a growing market for molecular diagnostics and oncology services. The Times of India reports that cancer-related claims are rising 15.5% year-on-year and an average of 1.45 million cases are detected in India. Indian Council of Medical Research estimates that by 2020, India will see more than 1.7 million new cases of cancer and almost 1 million deaths due to the disease. Data shows that breast and cervical cancer for women and lung and mouth cavity for men are most frequent. In those cancer types for which we provide diagnostic and prognostic proprietary tests and services, incidences are also predicted to rise steadily over the next decade even while the population is expected to experience a decrease in population growth rate. Gynecological cancers account for approximately 12% of the total cancer incidence among the Indian population, and 30% of the cancer incidence among women. Furthermore, 70-80% of cancers in India are first detected in advanced or terminal stages, indicating an important opportunity in this market for DNA-based oncology diagnostic tools that can provide early-stage information to guide treatment resulting in greater survival rates.

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

Our Strategy

We remain focused on delivering our comprehensive cancer profiling and state of the art molecular testing capabilities and services to a diverse group of market participants, including:

•	Biotechnology companies;

•	Pharmaceutical companies;

•	Cancer centers;

•	Community hospitals; and

•	Research centers

These participants require biomarker-based assessment of cancer and biomarker-based information to collect key data sets for their clinical trials, or as direct care providers, to understand and manage therapeutic development, the patient, their cancer and customized therapy choices. We believe that our integrated approach to rapidly translate research insights about the genetics and molecular mechanisms of cancer into the clinical setting, combined with our approach to diagnostic testing, will lead to improved clinical decision-making, and will become a key component in the standard of care for personalized cancer treatment. Our approach is to develop and commercialize proprietary molecular and biomarker-based tests and services to enable us to provide a full service solution to improve the diagnosis, prognosis and treatment of targeted cancers and to better predict successful therapeutic targets and drug candidates, differences in drug response, efficacy and toxicity among clinical trial participants, as well as to optimize treatment regimens based on these differences. To achieve this, and in order of our focus and priority, we intend to:

•
Leverage our specialized, disease-focused genomic and molecular knowledge, insights and portfolio to secure additional collaborations or partnerships with leading biotech and pharmaceutical companies and clinical research organizations. Oncology drugs have the potential to be among the most personalized of therapeutics, and yet oncology trials have one of the worst approval success rates. In an effort to improve the outcome of these trials, and more rapidly advance targeted therapeutics, the biotechnology and pharmaceutical community is increasingly looking to companies like us that have both extensive disease insights and comprehensive testing services as they move toward biomarker-based therapeutics. We believe our comprehensive, disease-focused testing portfolio, which covers the 10 most prevalent solid and hematological cancers in the United States, positions us to help the biotech and pharmaceutical community with clinical trials and companion diagnostic development in areas of our core expertise.

•
Leverage our acquisition of vivoPharm to deepen relationships with our existing clients and to expand our unique portfolio of Discovery Service offerings in the United States and internationally. Biotech and Pharmaceutical companies engaged in the identification of therapeutic targets and novel oncology and immuno-oncology treatments often require support in trial design, assay development, preclinical research and clinical research and trial management. vivoPharm’s suite of oncology-focused services, including proprietary tumor models, enables us to increase our market share in drug identification, drug rescue and drug repurposing studies. We believe vivoPharm’s capabilities provide us opportunities to deepen our relationships with existing customers through additional Discovery and downstream molecular work.

•
Leverage our growing preclinical business to seek synergies across our biopharma sales teams in the U.S., Europe and Australia, to provide our integrated service offerings. We believe that by combining the efforts of our business development teams inside of our existing and prospective biopharma clients, we can leverage our capabilities from preclinical development of biomarker detection methods, responses to immuno-oncology directed novel treatments and early prediction of clinical outcomes, supported by our extended portfolio of orthotopic, xenografts and syngeneic tumor test systems, to help drive our access to support immuno-oncology therapies in Phase I through Phase IV trials.

•
Leverage our clinical sales force and our relationships with global central laboratories to expand our customer base. We believe that our clinical sales force is among the largest oncology-focused clinical sales groups in the molecular diagnostics field. By leveraging our clinical and biopharma sales force in the United States, along with our relationships with international central laboratories and clinical research organizations, we are able to target our sales and marketing efforts to meet the needs of an expanding and diverse customer segment.

•
Continue our focus on translational oncology and drive innovation and cost efficiency in diagnostics by continuing to develop next generation sequencing offerings independently and through our joint venture with Mayo Clinic and other key opinion leaders and their organizations. Translational oncology refers to our focus on bringing novel research insights that characterize cancer at the genomic level directly and rapidly into the clinical setting with the overall goal of improving value to patients and providers in the treatment and management of disease. We believe that continuing to develop our existing platforms and next generation sequencing panels will enable significant growth and efficiencies within our business. We will continue to develop next generation sequencing panels independently as well as leverage our joint venture with Mayo Clinic to advance this diagnostic technology.

•
Work with health care providers and payors to demonstrate the value of our testing in providing cost efficient and accountable care. We seek to increase market access by entering into contracts with key payors, cost management organizations and insurance providers and to secure additional coverage for FHACT®, TOO® and Focus::NGS® panels.

•
Continue to aggressively manage our cost structure. We are focused on aggressively managing our operating costs while continuing to seek additional revenue growth opportunities. We are implementing measures to streamline costs across our laboratory facilities, including the consolidation of our operations, integrating administrative functions across our US operations, implementing a cloud-based laboratory management system across all of our sites, along with key financial enterprise resource planning and human resource systems that enable greater efficiency.

Our Service Offerings

Our business is based on demand for molecular- and biomarker-based characterization of cancers from three main sectors: (1) biotechnology and pharmaceutical companies, (2) cancer centers and hospitals, and (3) the research community. Our services are sought by biotechnology and pharmaceutical companies engaged in designing and running clinical trials, from pre-clinical to post market surveillance, for their value and efficacy in oncology treatments and therapeutics. We believe trial participants' likelihood of experiencing either favorable or adverse responses to the trial treatment can be determined first by our extended portfolio of orthotopic, xenografts and syngeneic tumor test systems, and in early development through biomarker testing, thereby increasing trial efficiency, participant safety and trial success rates. Biotechnology and pharmaceutical companies also seek our services in preclinical trial design and drug development, in order to effectively and efficiently select those therapeutic candidates most likely to progress to clinical treatment options. Our services are also sought by researchers and research groups seeking to identify biomarkers and panels and develop methods for diagnostic technologies and tests for disease. Clinicians and oncologists in cancer centers and hospitals seek molecular-based testing since these methods often produce higher value and more accurate cancer diagnostic information than traditional analytical methods. Our proprietary and disease-focused tests aim to provide actionable information that can guide patient management decisions, potentially resulting in decreased costs for care providers and patients while streamlining therapy selection. We continue to pursue the strategy of trying to demonstrate increased value and efficacy with payors who wish to contain costs and academic collaborators seeking to develop new insights and cures.

We utilize relatively the same proprietary tests and services, non-proprietary tests and technologies across each of these businesses to deliver results-oriented information important to drug discovery, cancer treatment and patient management.

Biopharma Services

Biopharma Services include laboratory and testing services performed for biotechnology and pharmaceutical companies engaged in clinical trials. Our Biopharma Services focus on providing these clients with oncology specific and non-oncology genetic testing services for phase I-IV trials along with critical support of ancillary services. These services include: biorepository, clinical trial logistics, clinical trial design, bioinformatics analysis, customized assay development. DNA and RNA extraction and purification, genotyping, gene expression and biomarker analyses. We also seek to apply our expertise in laboratory developed tests (“LDTs”) to assist in developing and commercializing drug-specific companion diagnostics. We have established business relationships with key instrument manufacturers to support their platforms in the market, and to drive acceptance among biopharmaceutical sponsors developing innovative immuno-oncology therapies.

Industry research has shown many promising drugs have produced disappointing results in clinical trials. For example, a 2016 article by the University of Michigan reported that 1 in 50 cancer drug candidates make it to the clinical market. Given such a high failure rate of oncology drugs, combined with constrained budgets for biotech and pharmaceutical companies, there is a significant need for drug developers to utilize molecular diagnostics to decrease these failure rates. For specific molecular-targeted therapeutics, the identification of appropriate biomarkers indicative of disease type or prognosis may help to optimize clinical trial patient selection and increase trial success rates by helping clinicians identify patients that are most likely to benefit from a therapy based on their individual genomic profile.

Our Select One® offering was created specifically to help the biopharmaceutical community with clinical trials and companion diagnostic development in areas of our core expertise. We believe that oncology drugs and immuno-oncology therapies have the potential to be among the most personalized of therapeutics, and yet oncology clinical trials continue to have some of the poorest approval rates. In an effort to improve the outcome of these trials, and more rapidly advanced targeted therapeutics, the biotechnology and pharmaceutical community is increasingly looking to companies that have both proprietary disease insights and comprehensive testing services as they move toward biomarker-based therapeutics, combination studies and immuno-oncology pathways.

The United States National Institutes of Health reported over 95,000 clinical trials were being conducted in the United States as of March 2017, and over 15,000 of these trials were actively recruiting participants for studies with oncology pharmaceuticals or biologics. Molecular- and biomarker-based testing services have been altering the clinical trials landscape by providing biotech and pharmaceutical companies with information about trial subjects' genetic profiles that may be able to inform researchers whether or not a subject will benefit from the trial drug or will experience adverse effects. Streamlined subject selection and stratification, and tailored therapies selected to maximally benefit each group of subjects may increase the number of trials that result in approved therapies and make conducting clinical trials more efficient and less costly for biotech and pharmaceutical companies. In 2017, 46 new drugs were approved by the FDA, and over a quarter of these drugs were oncology-focused, highlighting the potential value of incorporating genomic information into oncology clinical trial design.

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

From a laboratory infrastructure standpoint, we possess capabilities in histology, immunohistochemistry (IHC), flow cytometry, cytogenetics and fluorescent in-situ hybridization (FISH), as well as sophisticated molecular analysis techniques, including next generation sequencing. This allows for comprehensive esoteric testing within one lab enterprise, with our CAP-accredited biorepository serving as a central hub for specimen tracking. Using this approach, we are able to support demanding clinical trial protocols requiring multiple assays and techniques aimed at capturing data on multiple biomarkers. Our suite of available testing platforms allows for highly customized clinical trial design which is supported by our dedicated group of development scientists and technical personnel.

Through this combination of a variety of esoteric testing platforms powered by a team of experienced scientists, we offer a rare comprehensive approach to clinical trial support. As trial design becomes increasingly complex to cater to more specific drug targets and patient populations, a single-source solution for esoteric testing, we believe that clinical result generation and reporting is becoming more valuable than ever.

Examples of clinical trial services offered:

Flow cytometry	Selection of individual antibodies in multiple myeloma, leukemia, lymphomas, and therapy response
Karyotyping	Genome-wide detection of aberrations at low resolution that have a diagnostic or prognostic significance
FISH	Probe library for the detection of gene abnormalities in chromosomes indicated in hematological and solid tumors
Anatomic pathology	Full IHC library with over 180 antibodies available
Exome sequencing	Sequencing of the protein-encoding genes in a genome
DNA and RNA sequencing	Sequencing to determine the presence and quantity of RNA or DNA in a specimen
Next Generation sequencing	Proprietary and custom-designed panels to deep sequence genomic material to identify substitutions, insertions and deletions, and rearrangements of genetic material
Cell-free DNA analysis	Multi-gene next generation sequencing panel for lung cancer to detect tumor-derived cell-free DNA obtained from a blood draw
DNA and RNA microarray	Measures expression levels of a large number of genes simultaneously
Sanger sequencing	DNA sequencing for validation of next generation sequencing results, and for smaller scale sequencing projects
Fragment size analysis	Analysis technique where DNA fragments are separated by size and used for mutation detection
DNA and RNA extraction and purification	Extraction and isolation of DNA and RNA from a wide variety of sample types for immediate testing or for storage
Biostatistics and Bioinformatics	Design and review of client assays and analysis of datasets
Biorepository and sample logistics	Collection, shipping guidance and storage of bio-specimens and related nucleic acid samples

We also offer our clinical trial services customers our branded Select One® program, which integrates clinical information into the drug discovery process in order to provide customized solutions for patient stratification and treatment. By utilizing biomarkers, we intend to optimize the clinical trial patient selection process. This may result in an improved success rate of the clinical trial and may eventually help biotech and pharmaceutical companies to select patients that are most likely to benefit from a therapy based on their genetic profile. We believe we are one of only a few laboratories with the capability to combine somatic and germline mutational analyses in clinical trials.

Our Select One® clinical trial services are aimed at developing customizable tests and techniques utilizing our proprietary tests and laboratory services to provide enhanced genetic signature analysis and more comprehensive understanding of complex diseases at earlier stages. We leverage our knowledge of clinical oncology and molecular diagnostics and provide access to our genomic database and assay development capabilities for the development and validation of companion diagnostics. This potentially enables companies to reduce the costs associated with development by determining earlier in the development process if they should proceed with additional clinical studies. We have been chosen by leading biotech and pharmaceutical companies including Gilead Sciences Inc., GlaxoSmithKline, and H3 Bio (a division of Eisai) to provide clinical trial services and molecular profiling for patient selection and monitoring. Additionally, through our services we gain further insights into disease progression and the latest drug development that we can incorporate into our proprietary tests and services.

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

Clinical Services

We provide our oncology and immuno-oncology tests and services to oncologists and pathologists at hospitals, cancer centers, and physician offices. Our portfolio contains proprietary tests target cancers that are difficult to prognose and predict treatment outcomes through currently available mainstream techniques. We utilize an expansive range of non-proprietary test and technologies to provide a comprehensive profile for each patient we serve. Clinical testing is available through anatomic pathology, flow cytometry, karotype, FISH, liquid biopsy and molecular diagnostics (including next generation sequencing and gene expression panels).

Our comprehensive testing services for cancer are utilized in the diagnosis, prognosis and prediction of treatment outcomes (theranosis) of cancer patients and are growing rapidly as clinicians demand more precise and more comprehensive evaluation of their patients. We believe our ability to rapidly translate research insights about the genetics and molecular mechanisms of cancer into the clinical setting will improve patient treatment and management and that this approach can become a key component in the standard of care for personalized cancer treatment. We utilize highly skilled scientists, pathologists and hematologists in our laboratories, with 46% of individuals holding advanced degrees. These individuals assist our customers in integrating and technically assessing the testing results for their patients.

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

Discovery Services

Through our recent acquisition of vivoPharm in 2017, we offer proprietary preclinical test systems supporting our clinical diagnostic and prognostic offerings at early stages, valued by the pharmaceutical industry, biotechnology companies and academic research centers. In particular, our preclinical development of biomarker detection methods, response to immuno-oncology directed novel treatments and early prediction of clinical outcome is supported by our extended portfolio of orthotopic, xenografts and syngeneic tumor test systems. vivoPharm specializes in conducting studies tailored to guide drug development, starting from compound libraries and ending with a comprehensive set of in vitro and in vivo data and reports, as needed for Investigational New Drug filing. vivoPharm operates in AAALAC accredited and GLP-compliant audited facilities. We provide our preclinical services, with a focus on efficacy models, from our Hershey PA facility for the U.S. and European markets, and supplemented with GLP toxicology and extended bioanalytical services in our Australia-based facility in Bundoora VIC.

Our Discovery Services provide the tools and testing methods for companies and researchers seeking to identify new molecular- and biomarker-based indicators for disease and to determine the pharmacogenomics, toxicity and efficacy of potential therapeutic candidate compounds. Discovery Services we offer include development of both xenograft and syngeneic animal models, toxicology and genetic toxicology services, pharmacology testing, pathology services, and validation of biomarkers for diseases including cancers. We also provide consulting, guidance and preparation of samples and clinical trial design. We believe the ability to analyze variations in biomarkers, tumor cells and compounds, and to interpret results into meaningful predictors of disease or indicators of therapeutic success is essential to discovering new molecular markers for cancer, new therapeutics, and targets for therapies.

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

Our proprietary tests are molecular- and biomarker-based genomic tests: microarrays, probes, gene expression panels, liquid biopsy and next generation sequencing. Each is directed at identifying specific genetic aberrations in cancer cells that serve as markers for diagnosis, prognosis and theranosis. We offer microarrays, next generation sequencing, gene expression and FISH probes because each serves a unique diagnostic or prognostic function. FISH- based tests, or probes, offer great sensitivity while microarrays provide a more comprehensive analysis of the cancer genome, NGS panels offer a method of detecting mutations or chromosomal aberrations of lesser frequency while gene expression can identify which genes are affected when the cancer type is unknown, and liquid biopsy techniques provide a method of isolating and detecting rare cells, such as tumor cells, circulating in a patient's blood, enabling a less invasive approach than tissue biopsy to obtain cells for additional biomarker analysis through one or more of the aforementioned tests. The tables below list and describes our proprietary tests that target hematologic cancers, HPV-associated cancers, solid tumors, hereditary cancers and immuno-oncology biomarkers.

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
Focus::NGS® Focus::AML™ Focus::CLL™ Focus::DLBCL&FL™ Focus::Lymphoma™ Focus::MCL™ Focus::MDS™ Focus::MPN™ Focus::Myeloid™ Focus: Myeloma™
•     Chronic Lymphocytic Leukemia (CLL)
•     Myeloid Cancers
-    Myelodysplastic Syndromes (MDS)
-    Acute Myeloid Leukemia (AML)
-    Myeloproliferative Neoplasms (MPN)
•     B-Cell Lymphomas
•     Follicular Lymphoma
•     Mantle Cell Lymphoma (MCL)

•     Focus::NGS® is our family of next generation sequencing tests developed for the analysis of genomic alterations to determine, guide and inform diagnosis, prognosis and theranosis of particular hematological cancers and solid tumors.
• Next generation sequencing performs massively parallel sequencing, which is able to detect biomarker mutations and aberrations that are present at very low levels in a single test, and which may be missed by other, less sensitive methodologies.
• Our proprietary lymphoma NGS panels provide powerful and clinically validated tools for the molecular characterization of lymphomas. These targeted panels report on clinically actionable gene mutations present in the most common types of B-cell lymphomas, and have been used to power clinical trials, clinical work-up, management and therapy selection in lymphoma patients.
• Our proprietary myeloid NGS panels provide actionable information for improved diagnosis, prognosis and risk stratification for myeloid malignancies. Based on the panel results, we believe patients are able to receive the most suitable treatment tailored to their unique cancer.

MatBA®	• Chronic Lymphocytic Leukemia (CLL) • Small Lymphocytic Leukemia (SLL) • Diffuse Large B-Cell Lymphoma (DLBCL) • Mantle Cell Lymphoma (MCL) • Follicular Lymphoma (FL)
•     MatBA® the first targeted oligonucleotide-based microarray we developed for the analysis of genomic alterations to determine prognosis and theranosis in mature B-cell neoplasms.
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
•     Unlike other technologies such as FISH, array-CGH using MatBA® simultaneously permits the detection of genomic gains and losses at multiple locations on a chromosome (loci) that characterize the mature B-cell neoplasm subtypes, and can be routinely applied to the study of a range of specimen types including blood and bone marrow and FFPE biopsy specimens.

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
•     We offer an application of FHACT® as an LDT for cervical cancer and are developing applications for additional cancer targets.
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

Focus::Oncomine™ Oncomine Dx Target Test Liquid::Lung cf-DNA™	• Solid Tissue Cancers - Lung - Colorectal - Melanoma - Breast - Bladder - Thyroid
•     Focus::Oncomine™ is one test in our family of next generation sequencing tests developed for the analysis of genomic alterations to determine, guide and inform diagnosis, prognosis and theranosis of solid tumors.
•     Focus::Oncomine™ is designed to cover hotspot mutations of 35 unique genes that have clinical utility in various different types of solid tumors, allowing for the detection of 989 hotspot variants, including single nucleotide variants (SNVs), with a very low input DNA material.
•     We make available Thermo-Fisher’s Oncomine Dx Target Test, which is an NGS-based companion diagnostic that simultaneously screens tumor samples for multiple biomarkers associated with three FDA-approved therapies for non-small cell lung cancer, including the combined therapy of dabrafenib and trametinib, crizotinib or gefitinib.
•     The biomarkers included in Focus::Oncomine™ and the Oncomine Dx Tartet Test were selected based on information in the Oncomine Knowledgebase, which compiles genomic information from clinical trials, and were confirmed with industry-leading pharmaceutical partners. The results of the assay should be interpreted in the context of available clinical, pathologic, and laboratory information.
•     Liquid::Lung- cfDNA™ is our multi-gene cell-free DNA next generation sequencing panel for lung cancer, which covers 11 critical genes and over 150 key hotspots related to lung cancer.
•     Liquid::Lung- cfDNA™ is CLIA-validated and can detect lung tumor-derived cell-free DNA (cfDNA) obtained from the plasma fraction of blood.

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

Our Proprietary Hereditary Cancer Test

Test	Targeted Cancers	Technology & Advantages
Focus::HERSite™ Focus::BRCA™	• Breast • Ovarian
•     Focus::HERSite™ and Focus::BRCA™ are in our family of next generation sequencing tests developed for the analysis of genomic alterations to determine, guide and inform diagnosis, prognosis and theranosis of some of the most prevalent hereditary cancers.
•     Focus::HERSite™ analyzes the 16 most common genes associated with breast and ovarian cancers in a single reaction, and provides comprehensive coverage of the BRCA1 and BRCA2 genes.
•     Focus::BRCA™ targets germline mutations, insertions and deletions in the BRCA1 and BRCA2 genes associated with Hereditary Breast and Ovarian Cancer Syndrome (HBOC), and mutations in which may impart an increased lifetime risk of breast, ovarian and prostate cancer.
•     The mutations responsible for HBOC are inherited in an autosomal dominant manner and typically include single nucleotide variants (SNVs) and small insertions. Focus::HERSite™ and FOCUS:BRCA™ are designed to detect these mutations, as well as larger insertions and deletions in their target genes.

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

We believe immuno-oncology is rapidly increasing in clinical practice and presents a unique market opportunity when combined with precision testing and traditional and combination oncology therapies. During 2016 and 2017, we launched a comprehensive immuno-oncology testing portfolio for use in clinical trials, translational research, and therapy selection for patients. This portfolio is available for clinical trials, patient care, and translational research utilizing multiple technological platforms through our New Jersey and California facilities. Our portfolio of immuno-oncology tests includes immunohistochemistry (IHC)-based tests that can detect novel biomarkers like PD-1 and PD-L1, MMR, CTLA4 and flow cytometry-based tests and panels that can assess immune response against cancers by evaluating subsets of immunomodulatory and effector cells. We also offer an NGS-based targeted RNA sequencing test that can measure expression levels of drug targets, evaluate tumor mutational burden, assess tumor neo-epitopes and total immune cell composition. Many of these assays are also available for clinical use and are CLIA- and New York State-approved.

Sales and Marketing

Our sales and marketing efforts consist of both direct and indirect efforts, with the majority of efforts focused on direct sales in the United States, Europe and Asia Pacific regions. The table below summarizes our sales approach by geography and customer segment:

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
Build relationships in the research and development segment to identify partners with a need for preclinical efficacy and toxicity studies and biomarker discovery studies.

	Discovery Sales	-	Collaborate with preclinical development teams at pharmaceutical and biotech companies on studies involving tumor models and therapeutic candidate compound testing.
Europe and Asia Pacific	Clinical Sales	-	Develop relationships with oncologists and reference labs, as well as with physicians in local clinics.
	Biopharma Sales	- -
Leverage US-based and local companies conducting clinical trials with a component of those trials occurring in European or Asia Pacific populations.
Collaborate with scientific development teams at biotech and pharmaceutical companies and government agencies on studies involving tests and services.

	Discovery Sales	-	Collaborate with preclinical development teams at pharmaceutical and biotech companies on studies involving tumor models and therapeutic candidate compound testing.

Our U.S. and European business development and sales professionals have scientific backgrounds in hematology, pathology, and laboratory services, with many years of experience in biopharmaceutical and clinical oncology sales, esoteric laboratory sales from leading biopharmaceutical, pharmaceutical or specialty reference laboratory companies. We currently have a team of 13 business development and sales professionals in the United States, 2 in Europe and 3 in India. We support our sales force with clinical specialists who bring deep domain knowledge in the design and use of our tests and services.

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

Collaborating Institution	Principle Investigator(s)	Focus of Collaboration
North Shore-Long Island Jewish Health System, New York	Dr. Kanti Rai Dr. Nicholas Chiorazzi	Clinical validation of biomarkers and signatures for CLL diagnosis and therapeutic response
Memorial Sloan-Kettering Cancer Center, New York	Dr. Jeremy Durack	Evaluation of FISH-based and CHG-array tests

National Cancer Institute, Maryland	Dr. Nicolas Wentzensen	Evaluation of FHACT®
Kamineni Hospital, Hyderabad, India	Dr. Annie Hassan	Evaluation of FHACT®
Columbia University, New York	Dr. Azra Raza Dr. Siddhartha Mukherjee	Identification of genomic biomarkers for myeloid cancers
Apollo Hospitals, India		Evaluation of FHACT®
Keck Medicine of University of Southern California, California	Dr. Imran Siddiqi Dr. Giri Ramsingh	Identification and evaluation of genomic biomarkers for lymphomas and other B cell malignancies Transposable elements as prognostic biomarkers in acute myeloid leukemia
University of Southern California, California, & HTG Molecular, Arizona	Dr. Pamela Ward	MicroRNA whole transcription assay validation
University of Southern California, California, & HTG Molecular, Arizona	Dr. Heinz-Josef Lenz and Dr. Yu Sunakawa	Gene expression analysis using an immuno-oncology panel for measurement of response to immune therapy
Groupe Hospitalier Pitié Salpétriere, Paris		Analyze the variability of genomic alterations in renal cancer
Huntsman Cancer Center Institute, University of Utah, Utah	Dr. Neeraj Agarwal	Evaluation of biomarkers for kidney cancer diagnosis and therapeutic response and liquid biopsy assay development
Huntsman Cancer Center Institute, University of Utah, Utah and Pfizer		Validation of biomarkers to predict Stutent response and liquid biopsy assay development
Moffitt Cancer Center, Florida	Dr. Anna Giuliano	Evaluation of FHACT® for oral cancer
Mount Sinai School of Medicine, New York	Dr. Samir Parekh	Developing algorithms for precision medicine in multiple myeloma using PDx models
University of Virginia School of Medicine, Virginia, & HTG Molecular, Arizona		Evaluation of genomic signatures in immune response
Weill Cornell Medical Center, New York	Dr. Ari Melnick	Development of PK/PD markers for epigenetic therapies
Yale University	Dr. Brian Shuch	Evaluation of biomarkers in NGS Focus::Renal™ to stratify and monitor patients

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

We also face competition from companies that currently offer or are developing products to profile genes, gene expression or protein biomarkers in various cancers. Precision medicine is a new area of science, and we cannot predict what tests others will develop that may compete with or provide results superior to the results we are able to achieve with the tests we develop. Our competitors include public companies such as NeoGenomics, Inc., Quest Diagnostics, Abbott Laboratories, Inc., Johnson & Johnson, Roche Molecular Systems, Inc., bioTheranostics, Inc., Genomic Health, Inc., Myriad Genetics Inc., Foundation Medicine, Inc., Invitae Corp., and many private companies. We expect that pharmaceutical and biotech companies will increasingly focus attention and resources on the personalized diagnostic sector as the potential and prevalence increases for molecularly targeted oncology therapies approved by FDA along with companion diagnostics. With respect to our clinical laboratory business we face competition from companies such as Genoptix Medical Laboratory, NeoGenomics, Inc., Bio-Reference Laboratories, Inc. (a division of Opko), LabCorp, MDx Health, Quest Diagnostics and Invitae Corp. With respect to our Discovery Services, including our CRO services, we face competition from companies that offer or are developing animal models for tumors and that have capabilities in toxicology and pharmacology testing. Our competitors in our Discovery Services business include Champions Oncology, Crown BioScience (recently acquired by JSR Life Sciences), Eurofins Scientific, and Explora Biolabs.

Additionally, projects related to the molecular mechanisms driving cancer development have received increased government funding, both in the United States and internationally. The National Cancer Institutes' Cancer Moonshot is anticipated to increase both patient awareness and federal government funding for research and clinical trials. The Federal Government has committed $1.8 billion over a 7 year period to fund the 21st Century Cures Act. As more information regarding cancer genomics and biomarkers becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and that these products may compete with ours. In addition, competitors may develop their own versions of our tests in countries where we did not apply for patents or where our patents have not issued and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries.

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

We also currently rely on contracted manufacturers and collaborative partners to produce materials necessary for our FDA-cleared Tissue of Origin® and FHACT® tests. We plan to continue to rely on these manufacturers and collaborative partners to manufacture these materials. We order laboratory and research supplies from large national laboratory supply companies. We do not believe a short term disruption from any one of these suppliers would have a material effect on our business.

Patents and Proprietary Technology

Our business develops proprietary tests that enable oncologists and pathologists at hospitals, cancer centers, and physician offices to properly diagnose and inform cancer treatment. We rely on a combination of patents, patent applications, trademarks, trade secrets, know-how, as well as various contractual arrangements, in order to protect the proprietary aspects of our technology. We may also license our technology to others. We believe that no single patent, technology, trademark, intellectual property asset or license is material to our business as a whole.

Our patent portfolio consists of 26 issued U.S. patents, several pending U.S. applications, and 175 foreign patents. We manage our patent assets to safeguard them and to maximize their value. Our key patents include:

•
Hematological cancers. We have two U.S. patents (U.S. Patent Nos. 8,580,713 and 8,557,747), directed to MatBA®, a microarray for detecting (and distinguishing) particular types of mature B cell neoplasms present in typical non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and chronic lymphocytic leukemia. These patents cover our trademarked MatBA® microarray and are directed to both the microarray itself as well as associated methodologies designed to detect the particular type of mature B cell neoplasm present in a patient. The MatBA® microarray patents issued from the first of our family of applications in the microarray space. The term of these patents runs through 2030.

•
Solid Tumors. We have 13 U.S. patents, including (U.S. Patent Nos. 7,049,059, 7,560,543, 7,732,144, 8,586,311, 8,026,062, 6,956,111, 6,905,821, 7,005,278, 6,686,155, 7,138,507, as well as numerous foreign patents. These patents relate to certain aspects of the gene expression technology used in our solid tumor tests. The term of these patents runs through 2023.

•
We have four U.S. patents (U.S. Patent Nos. 8,977,506, 8,321,137, 7,747,547 and 8,473,217) covering our Tissue of Origin® Test. These patents are directed at systems and methods for detecting biological features in solid tumors. The term of these patents run through 2030.

•
Urogenital cancers. We have two U.S. patents (U.S. Patent Nos. 8,603,948 and 8,716,193) directed to a novel, highly sensitive and specific probe panel which detects the type of renal cortical neoplasm present in a biopsy sample. These patents cover a probe that permits diagnosis of the predominant subtypes of renal cortical neoplasms without the use of invasive methods and provides a molecular cytogenetic method for detecting and analyzing the type of renal cortical neoplasm present in a renal biopsy sample. The term of these patents runs through 2027.

•
HPV-Associated Cancers. We have three U.S. patents (U.S. Patent Nos. 9,157,129, 8,865,882 and 8,883,414) that cover methods for detecting HPV-associated cancers used in our FHACT® test. The term of these patents run through 2031.

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

In addition to patents, we hold twenty-six U.S. registered trademarks, including a federal registration for the term “CGI” as well as three U.S. trademark applications and one foreign trademark registration for certain of our proprietary tests and services. Our strategic use of distinctive trademarks has garnered increased name recognition and brand awareness for our tests and services within the industry.

Through our clinical laboratories, we provide several clinical services that utilize our proprietary trade secrets. In particular, we maintain trade secrets with respect to specimen accessioning, sample preparation, and certain aspects of cytogenetic and molecular analyses. All of our trade secrets are kept under strict confidence, and we take all reasonable steps, including the use of non-disclosure agreements and confidentiality agreements, to ensure that our confidential information is not unlawfully disseminated. We also conduct training sessions on the importance of maintaining and protecting trade secrets with our scientific staff and laboratory directors and supervisors.

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

Our success in remaining an innovator in the diagnostic services industry by continuing to introduce new tests, technology and services will depend, in part, on our ability to license new and improved technologies on favorable terms. Other companies or individuals, including our competitors, may obtain patents or other property rights on tests and processes that may be performing, particularly in such emerging areas as gene-based testing that could prevent or interfere with our ability to develop, perform or sell our tests or operate our business.

Operations and Production Facilities

We are underway with the implementation of an enterprise laboratory management system licensed from a business partner to support a fully-integrated systems across all of our U.S.-based sites. We anticipate this system to be on-line by late in the third quarter of 2018. In addition to harmonizing our workflow, improving our turn-around times, and creating better operational efficiencies, it will allow us to connect with electronic medical records providers to facilitate seamless communication between our clinical laboratories and the oncologist or pathologist at the test ordering site. We do this integration through utilizing HL7 interfaces, which are standard in health care information technology systems. We currently employ HL7 for its integration with a revenue cycle management company, as well as with electronic medical records partners. The use of the HL7 interface allows systems written in different languages and running on different platforms to be able to talk to each other through the use of an abstracted data layer. This means that we do not have to spend significant extra time designing and developing common communications protocols when integrating with other electronic health records systems or billing systems providers.

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

Quality Assurance

We are committed to maintaining a standard of clinical excellence and to providing reliable and accurate laboratory services to our customers. To that goal, our independent Quality Assurance Unit (QAU) has implemented a comprehensive and integrated Quality Management System (QMS) designed to drive consistent high quality testing services while ensuring the highest ethical standards across our enterprise.

Our QMS documents quality assurance policies as well as the quality control procedures that are necessary to ensure we offer a consistently high quality of testing services. Our quality management program is designed to satisfy all the requirements necessary for local, state, and federal regulations as our laboratories are both CLIA-certified and CAP-accredited (including our biorepository), and comply with states’ heightened standards (such as California and New Yok State) in order to maintain licensures applicable to our business. In addition, our QMS satisfies the Food and Drug Administration (FDA) requirements for clinical trials studies conduct, computer systems validation, electronic records and signatures, and the Good Clinical Laboratory Practices (GCLP).

The overall goal of the QMS is to ensure that all patient results meet laboratory specifications and client specifications during the pre-analytical, analytical, and post-analytical phases of sample management and reporting of results. The system is maintained and continually improved through the regular use and review of our quality policies, customers’ and employees’ feedback, internal and external audit or inspection results, corrective and preventive actions, key performance indicator trends, data analysis, continuous monitoring of testing methods and management review. To date, while inspected several times by FDA, we have not received any findings of violations or inspection citations on FDA’s Form 483.

The management team at each of our laboratory facilities ensures that equipment and reagents are properly selected, qualified, maintained and disposed of according to established procedures and manufacturer's instructions. All clinical assays performed in our laboratories are validated per state and federal regulations prior to being processed in the laboratory as diagnostic testing services. We provide training for all personnel, which includes comprehensive training on our QMS, assigned work processes and technical procedures. We also provide continuing education programs for the ongoing professional development of all laboratory employees.

Quality indicators, which are metrics related to ensuring accurate and reliable test results, are routinely tracked at each of our facilities and are compared to previously determined benchmarks. These indicators are reviewed periodically by our clinical management team and include key performance indicators (such as test volume, turn-around-time (TAT), number of abnormal case, number of failures), non-conformance indicators (deviations, corrective and preventives actions), proficiency testing reports, and customer satisfaction surveys. We leverage third-party provided proficiency testing whenever practicable to provide objective analysis of our QMS and procedures, and we implement internal review protocols for assays for which third-party proficiency testing is not available.

Our facilities and QMS are audited internally on a periodic basis for compliance with applicable regulations, policies, analytical plans and internal standard operating procedures. Any needed revisions to the QMS that are identified through these audits are made to ensure continued compliance with applicable standards, and we believe that all pertinent regulations of the Clinical

Laboratory Improvement Amendments (CLIA), Occupational Safety and Health Administration (OSHA), Environmental Protection Agency (EPA), and FDA are satisfied within our QMS.

Customer satisfaction is another key to successful implementation of our QMS. We routinely monitor customer input and complaints, and actively solicit feedback from customers by way of survey. Our management team encourages employees to communicate any concerns they may have with respect to scientific misconduct, quality and safety.

In addition to maintaining a robust QMS, we have defined a plan approved by the Business Continuity Plan Team that covers a wide range of disaster recovery and business continuity issues including data recovery. Both the business continuity and disaster recovery plans are reviewed on an annual basis.

Third-Party Payor Reimbursement

Depending on the billing arrangement and applicable law, we are reimbursed for clinical services by: third-party payors that provide coverage to the patient, such as an insurance company, managed care organization or a governmental payor program; physicians or other authorized parties (such as hospitals or independent laboratories) that order testing service or otherwise refer the services to us; or the patient. For the year ended December 31, 2017, we derived approximately 20% of our total revenue from private insurance, including managed care organizations and other health care insurance providers, 12% from Medicare, and 5% from other health care facilities, including hospitals.

Where there is a coverage policy, contract or agreement in place, we bill the third-party payor, the hospital or referring laboratory as well as the patient (for deductibles and coinsurance or copayments, where applicable) in accordance with the policy or contractual terms. Where there is no coverage policy, contract or agreement in place, we pursue reimbursement on behalf of each patient on a case-by-case basis and rely on applicable billing standards to guide our claims. In addition, we have implemented a patient financial assistance program (CGI MAP Program) that complies with Federal guidelines.

We are reimbursed for three categories of tests: (1) genetic and molecular testing; (2) anatomic pathology and immunohistochemistry testing and (3) general immunology and flow cytometry. Reimbursement under the Medicare program for the diagnostic services that we offer is based on either the Medicare Physician Fee Schedule (PFS) or Medicare Clinical Laboratory Fee Schedule (CLFS). The PFS is subject to geographic adjustments and is updated annually; this was the case for the CLFS, as well, until January 1, 2018. Starting January 1, 2018, the CLFS is updated every three years, and it is not subject to geographic adjustments or multifactor productivity adjustments. Medical services provided to Medicare beneficiaries that are performed by physicians or that require a degree of physician supervision or other involvement, such as pathology tests, are generally reimbursed under the Medicare PFS, whereas clinical diagnostic laboratory tests are generally reimbursed under the CLFS. Most of the services that we provide for Medicare beneficiaries are for genetic and molecular testing, which are reimbursed as clinical diagnostic laboratory tests under the CLFS. There is currently no copayment or deductible required for tests paid under the CLFS, although Congress periodically has considered implementing such a requirement. Services paid for under the PFS are subject to copayments and deductibles.

Medicare fee schedule amounts for clinical diagnostic laboratory tests are established for each billing code, or CPT code. Until January 1, 2018, the effective date of new CLFS rates established under the Protecting Access to Medicare Act (PAMA), Medicare set a cap on the amount that it paid for any individual test. This cap, usually referred to as the National Limitation Amount, was set at a percentage of the median of all the contractor fee schedule amounts for each billing code. Through the years, Congress had lowered the percentage of the median used to calculate the National Limitation Amount in order to achieve budget savings. In 2017, the National Limitation Amount ceiling was set at 74% of the median for established tests and 100% of the median for certain new tests that were not previously reimbursed. In billing Medicare for clinical laboratory services, we were required to accept, as payment in full, the lowest of our actual charge, the fee schedule amount for the state or local geographical area or the National Limitation Amount.

In addition, Congress routinely lowered or eliminated the update factor that would otherwise apply to the applicable CLFS payment. For example, under the health care reform legislation, passed in 2010, payments under the CLFS were reduced by 1.75% through 2015 and, in addition, a productivity adjustment, further reducing payment rates also was imposed. In addition, in February 2012, Congress passed the Middle Class Tax Relief and Job Creation Act of 2012, which required that the CLFS be “rebased” by -2%. As a result of these changes, for 2015 the CLFS was reduced by -.25%.

In 2014, Congress passed the Protecting Access to Medicare Act (PAMA) which changes the way CMS establishes Medicare reimbursement rates for clinical laboratory services under the CLFS. Under PAMA Sec. 216, certain laboratories (including our laboratories that provide clinical services) are required to report the amount that they are paid by private payors and the associated volumes for each test beginning in January 2017. CMS is to use this data to calculate a weighted median for each test. The first data collection period was January 1 through June 30, 2016, private payor rates and the associated volumes were reported to CMS between January 1 and May 30, 2017, and the new rates became effective on January 1, 2018. The law limits the amount by which a CLFS reimbursement rate can be reduce from year to year (10 percent in each of the first three years and 15 percent in each of the three subsequent years). This data collection and reporting process will be repeated every three years for most tests, although price and volume data for Advanced Diagnostic Laboratory Tests (ADLTs) will be reported every year ADLTs receive special payment treatment under the law, being paid initially at the test’s actual list price, and afterwards having the weighted median adjusted annually to closely reflect the current private payor market. A test that meets the definition of an ADLT does not automatically become one under PAMA; rather, the laboratory offering the test voluntarily applies for ADLT designation for such a test. It is possible that some of our tests could be considered ADLTs, which will require us to report prices annually. In addition, we may also be required to obtain a code from CMS or an entity that it designates for our tests that have not previously had a code.

Tests that meet the criteria for being considered new advanced tests will be paid at actual list charge during an initial period of three calendar quarters. Once the initial period is over, payment for new, advanced tests would be based on the weighted median private payer rate reported by the single laboratory that performs the new ADLT. Advanced tests are tests furnished by only one laboratory that include a unique algorithm and, at a minimum, are an analysis of RNA, DNA or proteins or are cleared or approved by the FDA. Applicable laboratories must report data that includes the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payer (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). The definition of “applicable” lab may exclude certain types of laboratories that generally received more favorable pricing than other laboratories, and thus the make-up of laboratories reporting pricing data to CMS under the proposed rule may result in lower overall pricing data. Beginning in 2017, the Medicare payment rate for each clinical diagnostic lab test is equal to the weighted median amount for the test from the most recent data collection period. For example, laboratories were required to collect private payer data from January 1, 2016 through June 30, 2016 and report it to CMS by March 31, 2017. The new Medicare CLFS rates (based on weighted median private payer rates) was released in November 2017 and were effective on January 1, 2018. Also for the years 2017 through 2019, the amount of reduction in the Medicare rate (if any) shall not exceed 10 percent from the prior year’s rate and for the years 2020 through 2022, any reduction shall not exceed 15 percent from the prior year’s rate. It is too early to predict the impact on reimbursement for our tests reimbursed under the CLFS, though we believe the government’s goal is to reduce Medicare program payments for CLFS tests. Specifically, CMS states that it anticipates the effect of the proposed rule on the Medicare program to save $360 million in program payments for CLFS tests furnished in FY 2017, and to save $5.14 billion over 10 years. CMS has also proposed that a laboratory’s failure to comply with reporting obligations, or a laboratory that makes a misrepresentation or omission in reporting required information, would be a violation of the Civil Monetary Penalties Law. Also under PAMA, CMS is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. For an existing test that is cleared or approved by the FDA and for which Medicare payment is made, CMS is required to assign a unique billing code if one has not already been assigned by the agency. Further, PAMA provides special payment status to “advanced diagnostic laboratory tests,” or ADLTs, to allow such ADLTs to be paid using their actual list charge amount during a certain time frame. We cannot determine at this time the full impact of the new law on our business, financial condition and results of operations. CMS also adopts regulations and policies, from time to time, revising, limiting or excluding coverage or reimbursement for certain of the tests that we perform. Likewise, many state governments are under budget pressures and are also considering reductions to their Medicaid fees. Further, Medicare, Medicaid and other third party payers audit for overutilization of billed services. Even though all tests performed by us are ordered by our clients, who are responsible for establishing the medical necessity for the tests ordered, we may be subject to recoupment of payments, as the recipient of the payments for such tests, in the event that a third party payer such as CMS determines that the tests failed to meet all applicable criteria for payment. When third party payers like CMS revise their coverage regulations or policies, our costs generally increase due to the complexity of complying with additional administrative requirements. Furthermore, Medicaid reimbursement and regulations vary by state. Accordingly, we are subject to varying administrative and billing regulations, which also increase the complexity of servicing such programs and our administrative costs. Finally, state budget pressures have encouraged states to consider several courses that may impact our business, such as delaying payments, restricting coverage eligibility, service coverage restrictions and imposing taxes on our services.

Certain of our tests are paid under the Medicare PFS, rather than the CLFS. Tests paid for under the PFS are based on “relative value units” (RVUs) established for each service. These RVUs are then multiplied by a conversion factor to arrive at a monetary amount. Until recently, each year, CMS calculated an update to this conversion factor based on a formula included in the Medicare law, referred to as the Sustainable Growth Rate (SGR) Formula. When it applied, this SGR formula often would require a decrease in reimbursement unless Congress acted to overturn this result. As a result, Congress consistently passed legislation to prevent implementation of significant cuts that would otherwise be effective. For 2014, CMS had projected the reimbursement cut resulting from the SGR formula would be approximately 20 percent, unless Congress acted to prevent the reduction. On December 18, 2013, Congress passed legislation that enacted a 0.5 percent increase in the conversion factor, which was effective until March 31, 2014. On April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014, or PAMA. PAMA extended the 0.5 percent increase through March 31, 2015 and made other changes to laboratory reimbursement discussed above.

On April 16, 2015, President Obama signed the Medicare and CHIP Reauthorization Act (MACRA. MACRA repealed the provisions related to the Medicare SGR formula and implements a new physician payment system that is designed to reward the quality of care. In addition, it extended the current Medicare Physician Fee Schedule rates through June 2015, and then increases them by 0.5 percent for the remainder of 2015. Beginning on January 1, 2016, the rates will be increased annually by 0.5 percent, through 2019. For 2020 through 2025 payments will be frozen, although payment will be adjusted to account for performance on certain quality metrics under the Merit-Based Incentive Payment Systems (MIPS) or to reflect physician participation in alternative payment models (APMs). For 2026 and subsequent years, qualified APM participants receive an annual 0.75% update on Medicare physician payment rates, while those not participating receive a 0.25% annual payment update, plus any applicable MIPS-based payment adjustments. It is too early to determine how these changes may impact our business.

On October 30, 2015, CMS issued the Medicare Physician Fee Schedule Final Rule for 2016, which set out policies that were effective January 2016. Among those policy changes are reductions in the payments for flow cytometry and immunohistochemistry, two types of tests that we frequently perform. CMS has also stated that certain of these same tests may be considered "misvalued" which means they could be subject to additional scrutiny in the future. The CY 2017 Physician Fee Schedule final rule reduced reimbursement rates for flow cytometry by approximately 19%. However, CMS did not finalize its proposal to combine flow cytometry codes 88184 and 88185 into one code. In the CY 2018 Physician Fee Schedule final rule, reimbursement for flow cytometry (additional markers) and immunohistochemistry was reduced further. At this time, we are still assessing the potential impact of these changes.

Medicare also has policies that may limit when we can bill directly for our services and when we must instead bill another provider, such as a hospital. When the testing that we perform is done on a specimen that was collected while the patient was in the hospital, as either an inpatient or outpatient, we may be required to bill the hospital for some of our services, rather than the Medicare program, depending on whether or not the service was ordered more than 14 days after the patient’s discharge from the hospital and depending on the nature of the test. In the CY 2018 Outpatient Prospective Payment System final rule, CMS finalized a policy that permits a laboratory to bill the Medicare program directly for molecular pathology tests and ADLTs under certain conditions: (1) the test is performed following the hospital outpatient’s discharge; (2) the specimen was collected during a hospital encounter; (3) it was medically appropriate to have collected the specimen during the hospital encounter; (4) the results of the test do not guide treatment during the hospital encounter; and (5) the test was reasonable and medically necessary for treatment of an illness. These requirements are complex and time-consuming and, depending on what they require, may affect our ability to collect for our services.

In addition, as part of the Middle Class Tax Relief and Job Creation Act of 2012, signed into law by President Obama on February 22, 2012, Congress eliminated the special billing rule that had allowed laboratories to bill Medicare for the technical component of certain pathology services furnished to patients of qualifying hospitals. Effective July 1, 2012, independent laboratories, like our laboratories, are required to bill the hospital, rather than the Medicare Program, for the technical component of these services in most instances.

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

Billing Codes for Third-Party Payor Reimbursement

CPT codes are the main data code set used by physicians, hospitals, laboratories and other health care professionals to report separately-payable clinical laboratory tests for reimbursement purposes. The CPT coding system is maintained and updated on an annual basis by the American Medical Association. Although there is no specific code to report microarrays for oncology, such as our MatBA®-CLL, there are existing codes that describe all of the steps in our MatBA®-CLL testing process. We currently use a combination of different codes to describe the various steps in our testing process. Many of the CPT codes used to bill for molecular pathology tests such as ours have been significantly revised by the CPT Code Editorial Panel. These new codes replace the more general “stacking” codes that were previously used to bill for these services with more test-specific codes, which became effective January 2013. In the CY 2013 Physician Fee Schedule Final Rule, which was issued in November 2012, CMS stated that it had determined it would pay for molecular pathology tests as clinical laboratory tests, which are payable on the Clinical Laboratory Fee Schedule (CLFS), rather than as physician services payable under the Physician Fee Schedule (PFS). CMS also stated that it would “gapfill” the new codes; that is, ask the contractors to determine a reasonable price for the new codes. This process was completed in 2013. Starting January 1, 2018, these codes have been priced based on the weighted median of private payor rates reported to CMS by certain laboratories, in the same way that all other tests on the CLFS are.

Among the codes that have been created by the American Medical Association’s CPT Editorial Panel is a specific subset of codes called Multi-analyte Assays with Algorithmic Analysis (MAAAs). These tests typically use an algorithm applied to certain specific components to arrive at a score that is used to predict a particular clinical outcome. CMS stated that it will not issue a categorical determination for all MAAA tests, but will consider on its own merits each individual test that is classified by the CPT as a MAAA. On September 25, 2015, CMS released its Preliminary Determinations for new CPT codes effective in 2016, including several new MAAA CPT codes. CMS had proposed "crosswalking" these codes to an unrelated test, resulting in a significant cut in their reimbursement. However, on November 17, 2015, CMS reversed its policy and directed that the tests be gapfilled by the local contractors. It is expected that many of these MAAA codes may be considered and reimbursed as ADLTs. For 2017, none of our revenue is derived from tests that may be considered MAAAs.

As of January 1, 2014 we are utilizing the “Not Otherwise Classified” (NOC) codes when billing for some of our MAAA tests. The reimbursement policies for the NOC codes vary from payor to payor with regard to specific tests, although some payors adopt other payors’ policies as their own. This extends our revenue cycle for these particular tests, where the normal timeframe for reimbursement of a claim is approximately 90 to 180 days. These tests can take upwards of a year or more to be reimbursed. There can be no guarantees that Medicare and other payors will establish positive or adequate coverage policies or reimbursement rates in the future. We continue to work with Medicare and managed care plans to obtain billing codes for our tests, however it is uncertain to determine the results of these efforts. A specific code for our tests does not assure an adequate coverage policy or reimbursement rate. Please see the section entitled “Legislative and Regulatory Changes Impacting Clinical Laboratory Tests” for further discussion of certain legislative and regulatory changes to these billing codes and the impact on our business.

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

Legislative and Regulatory Changes Impacting Clinical Laboratory Tests

From time to time, Congress has revised the Medicare statute and the formulas it establishes for both the Medicare Clinical Laboratory Fee Schedule (CLFS) and the Physician Fee Schedule (PFS). The payment amounts under the Medicare fee schedules are important not only for our reimbursement under Medicare, but also because the schedules often are used as a basis for establishing the payment amounts set by other third party payors. For example, state Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients.

Until December 31, 2017, under the statutory formula for clinical laboratory fee schedule amounts, increases were made annually based on the Consumer Price Index for All Urban Consumers (CPI-U) as of June 30 for the previous twelve-month period. From 2004 through 2008, Congress eliminated the CPI-U update in the Medicare Prescription Drug, Improvement and Modernization Act of 2003. In addition, for years 2009 through 2013, the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) mandated a 0.5% cut to the CPI-U. Accordingly, the update for 2009 was reduced to 4.5% and negative 1.9% for 2010. In March 2010, President Obama signed into law the Affordable Care Act (ACA), which, among other things, imposed additional cuts to the Medicare reimbursement for clinical laboratories. The ACA replaced the 0.5% cut enacted by MIPPA with a “productivity adjustment” that reduced the CPI-U update in payments for clinical laboratory tests. In 2011, the productivity adjustment was -1.2%. In addition, the ACA included a separate 1.75% reduction in the CPI-U update for clinical laboratories for the years 2011 through 2015. On February 22, 2012, President Obama signed the MCTRJCA, which mandated an additional change in reimbursement for clinical laboratory services payments. This legislation required CMS to reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which in turn served as a base for 2014 and subsequent years. Based on the changes required by ACA and MCTRJCA, payment for clinical laboratory services were reduced by approximately 0.25% for 2015.

With respect to our diagnostic services for which we are reimbursed under the Medicare Physician Fee Schedule, because of the statutory formula, the “Sustainable Growth Rate” (SGR), the rates would have decreased for the past several years if Congress failed to intervene. In the past, when the application of the statutory formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. On November 1, 2012, the Centers for Medicare & Medicaid Services (CMS) issued its CY 2013 Medicare PFS Final Rule. In that rule, CMS called for a reduction of approximately 26.5% in the 2013 conversion factor that is used to calculate physician reimbursement. However, the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, prevented this proposed reduction and kept the existing reimbursement rate in effect until December 31, 2013.

For 2014, CMS projected the cut to reimbursement for services furnished under the PFS would be about 24%, unless Congress acted. However, on December 18, 2013, Congress passed legislation that enacted a 0.5% update in the conversion factor, which will be effective until March 31, 2014.  On April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014, or PAMA. PAMA extended the 0.5 percent increase through March 31, 2015 and made other changes to laboratory reimbursement discussed below. As discussed above, on April 16, 2015, President Obama signed MACRA, which replaces the SGR process with an alternative payment system.

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

For the years ended December 31, 2017 and December 31, 2016, approximately 12% and 14%, respectively, of our total revenues are derived from Medicare generally and any changes to the physician fee schedule that result in a decrease in payment could adversely impact our revenues and results of operations.

In addition, periodically CMS also changes its payment policies related to laboratory reimbursement in ways that could have an impact on the revenues of the Company. For example, in CY 2013 PFS Final Rule, CMS included a reduction of certain relative value units and geographic adjustment factors used to determine reimbursement for a number of commonly used pathology codes, including CPT codes 88300, 88302, 88304, and 88305. In particular, the CY 2013 PFS Final Rule implemented a cut of approximately 33% in the global billing code for 88305 and a 52% cut in the Technical Component of that code. These codes describe services that we must perform in connection with our tests and we bill for these codes in connection with the services that we provide. In the CY 2013 PFS Final Rule, CMS also announced how it intended to set prices for the new molecular diagnostic tests, for which the American Medical Association had adopted over 100 new codes. In that rule, CMS announced it intended to continue to pay for the new molecular codes on the CLFS rather than move them to the Physician Fee Schedule, as some stakeholders had urged. It would then request that the Medicare Administrative Contractors “gapfill” the new codes and set an appropriate price for them. That “gapfilling” process took place over 2013 and CMS announced the new prices for these codes in September, 2013. The median of the prices set by the contractors became the new prices for these codes, effective January 1, 2014.

In the CY 2014 PFS Proposed Rule, issued on July 8, 2013, CMS made two proposals that could affect laboratory reimbursement. First, CMS made a proposal to change how it establishes the RVUs used to calculate payments under the PFS. Under this proposal, where a service was paid at a lower rate in the hospital based on the hospital Outpatient Prospective Payment System (OPPS) than it is under the PFS, CMS proposed to reduce the RVUs for that service in order to equalize the payment between the two systems. This change, if implemented, would have resulted in approximately a 25% cut in aggregate payments to independent laboratories. In the CY 2014 PFS Final Rule, however, CMS chose not to implement this proposal, although it stated that it would develop a revised proposal in the future. At this point, it is impossible to know what the impact of such a proposal might be on the Company, were it to be proposed again and finalized.

In addition, in the CY 2014 PFS Proposed Rule, CMS also noted that payments for many codes paid under the Clinical Laboratory Fee Schedule have not been revised to reflect technological advances that have occurred since the CLFS was first developed in 1984. The Social Security Act gave the Secretary of Health and Human Services, acting through CMS, the authority to adjust prices on the CLFS that the Secretary believed were “justified by technological changes.” CMS therefore proposed that it would begin to review all codes on the CLFS and adjust them to reflect technological changes, a process that it expected would take about five years. However, in April of 2014, Congress passed the Protecting Access to Medicare Act (PAMA), which eliminated that provision of the Social Security Act and, consequently, the Secretary’s authority to implement its plan to adjust payments based on technological advances.

In PAMA, Congress also changed the way CMS establishes Medicare reimbursement rates for clinical laboratory services on the CLFS. Under PAMA Sec. 216, certain laboratories are required to report the amount that they are paid by third party payors and the associated volume for each test on the CLFS beginning in January 2016. CMS will use this data to calculate a weighted median for each test. The first data collection period was January 1 through June 30, 2016, private payor rates and associated volumes were reported between January 1 and May 30, 2017, and the new rates became effective on January 1, 2018. The law limits the amount by which a CLFS reimbursement rate can be reduced from year to year (10 percent in each of the first three years and 15 percent in each of the three subsequent years). This data collection and reporting process will be repeated every three years for most tests, although laboratories that offer Advanced Diagnostic Laboratory Tests (“ADLTs”) will report private payor rates for those tests every year. A test that meets the definition of an ADLT does not automatically become one under PAMA; rather, the laboratory offering the test voluntarily applies for ADLT designation for such a test. It is possible that some of our tests could be considered ADLTs, and if we applied for ADLT designation for such tests, we would be required to report prices for those tests annually. In addition, we may also be required to obtain a code from CMS or an entity that it designates for our tests that have not previously had a unique code.

CMS made several other changes in recent Medicare PFS rules that impact our business. In the CY 2015 PFS Final Rule, CMS implemented a policy that bundles payment for the examination of 10 or more prostate biopsies for an individual patient, rather than paying separately for each individual procedure as had been done previously. This will result in a significant reduction in reimbursement on each of these procedures. That year it also developed new prices for Immunohistochemistry procedures, based on new CPT codes that were developed to describe the procedures. In the CY 2016 final rule, CMS finalized standard times for certain pathology clinical labor tasks, and in the CY 2017 final rule, it said it may adopt standard times for other pathology labor tasks in the future. In 2014, CMS also implemented an edit under its National Correct Coding Initiative, under which it will pay only for a single unit of service when we perform a FISH (Fluorescent In Situ Hybridization) test. As many FISH tests require two or more probes, this change will also reduce the reimbursement received by the Company.

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

Finally, some of our Medicare claims may be subject to policies issued by Palmetto GBA, the current Medicare Administrative Contractor for Alabama, Georgia, North Carolina, South Carolina, Tennessee, Virginia and West Virginia. In 2013, Palmetto issued a Local Coverage Determination that affects coverage, coding and billing of many molecular diagnostic tests. Under this Local Coverage Determination, Palmetto will not cover any molecular diagnostic tests, including our tests, unless the test is expressly included in a National Coverage Determination issued by CMS or a Local Coverage Determination or coverage article issued by

Palmetto. Currently, laboratory providers may submit coverage determination requests to Palmetto for consideration and apply for a unique billing code for each test (which is a separate process from the coverage determination). In the event that a non-coverage determination is issued, the laboratory must wait six months following the determination to submit a new request. In addition, effective May 1, 2012, Palmetto implemented the Molecular Diagnostic Services Program (“MolDx”), under which, among other things, a laboratory must use a newly-assigned unique test identifier when submitting a claim for a molecular test. These unique test identifiers enable Palmetto to measure utilization and apply coverage determinations. Denial of coverage by Palmetto, or reimbursement at inadequate levels, would have a material adverse impact on market acceptance of our tests. Certain other Medicare contractors are also following the policies adopted by Palmetto for molecular diagnostic tests.

Governmental Regulations

Clinical Laboratory Improvement Amendments of 1988 and State Regulation

As a diagnostic service provider, we are required to hold certain federal, state and local licenses, certifications and permits to conduct our business. As to federal certifications, in 1988, Congress passed the Clinical Laboratory Improvement Amendments (“CLIA”) establishing quality standards for all laboratories testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. Our U.S.-based laboratories are CLIA accredited. Under CLIA, a laboratory is defined as any facility which performs laboratory testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease, or the impairment of, or assessment of health. CLIA also requires that we hold a certificate applicable to the type of work we perform and comply with certain standards. CLIA further regulates virtually all clinical laboratories by requiring they be accredited by the federal government and comply with various operational, personnel, facilities administration, quality and proficiency requirements intended to ensure that their clinical laboratory testing services are accurate, reliable and timely. CLIA compliance and accreditation is also a prerequisite to be eligible to receive payment for services provided to governmental payor program beneficiaries. CLIA is user-fee funded. Therefore, all costs of administering the program must be covered by the regulated facilities, including certification and survey costs.

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

CLIA also provides that a state may adopt laboratory regulations that are more stringent than those under federal law, and a number of states have implemented their own more stringent laboratory regulatory schemes. State laws may require that laboratory personnel meet certain qualifications, specify certain quality controls, or prescribe record maintenance requirements. Our clinical operations at our Rutherford and Los Angeles laboratories are required to meet certain state laboratory licensing and other requirements, which in some areas are more stringent than CLIA requirements. Our laboratories are required hold the required licenses and accreditations obtained from the applicable state agencies in which we operate. State clinical laboratory laws generally require that laboratories and/or laboratory personnel meet certain qualifications. State clinical laboratory laws also generally require laboratories to specify certain quality assurance metrics and to maintain certain records. Several states, including Rhode Island, Florida, Maryland, New York and Pennsylvania, require that clinical laboratories hold licenses to test specimens from patients residing in those states, even though the laboratory is not located in such state. From time to time, other states may require out of state laboratories to obtain licensure in order to accept specimens from the state. If we identify any other state with such requirements or if we are contacted by any other state advising us of such requirements, we intend to follow instructions from the state regulators as to how we should comply with such requirements. In addition, the New York Department of Health separately approves certain LDTs offered to New York State patients. The Company has obtained the requisite approvals for its LDTs.

Our Rutherford laboratory is licensed and in good standing under the State Departments of Health standards for New Jersey, New York, Pennsylvania, California, Florida and Maryland. Our Los Angeles laboratory is licensed and in good standing in California, New York, Pennsylvania, Rhode Island, Florida and Maryland. If we are found to be out of compliance with applicable federal and state statutory or regulatory standards we may be subject to suspension, restriction or revocation of our laboratory license, civil money penalties, and temporary revocation of Medicare billing privileges. A noncompliant laboratory may also be found guilty of a misdemeanor under applicable state laws. A finding of noncompliance, therefore, may result in harm to our business.

Our Hershey, Pennsylvania and Melbourne, Australia facilities comply with Good Laboratory Practices (“GLP”) to the extent required by the FDA, Environmental Protection Agency, USDA, Organization for Economic Co-operation and Development (OECD), as well as other international regulatory agencies. Furthermore, our early-stage discovery work, which is not subject to GLP standards, is typically carried out under a quality management system or internally developed quality systems. Our facilities are regularly inspected by U.S. and other regulatory compliance monitoring authorities, our clients' quality assurance departments, and our own internal quality assessment program.  We are also accredited by AAALAC International, a private, nonprofit organization that promotes the humane treatment of animals in science through voluntary accreditation and assessment programs.  We volunteer to participate in the AAALAC’s program to demonstrate our commitment to responsible animal care and use, in addition to our compliance with local, state and federal laws that regulate animal research.

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

A number of Congressional committees reportedly continue to work with various stakeholders to consider different approaches to regulation of LDTs. It is unclear at this time whether those committees and stakeholders can reach consensus around an approach and develop legislation and whether Congress would pass any such legislation. FDA Commissioner Scott Gottlieb has stated publicly that it would be preferable for Congress to develop a clear legislative framework for the FDA to implement, rather than for the FDA to regulate LDTs through guidance documents. We are monitoring developments in Congress, and in the meantime, we maintain our CLIA accreditation, which permits the use of LDTs for diagnostics purposes.

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

On August 6, 2014, the FDA also issued its Final Guidance on In Vitro Companion Diagnostic Devices. According to the Guidance, companion diagnostic devices are in vitro diagnostic devices that provide information that is essential for the safe and effective use of a corresponding therapeutic product. The Guidance notes that in most circumstances, FDA expects to approve or clear a companion diagnostic device and its corresponding therapeutic product contemporaneously, based on the label of the therapeutic product. On July 15, 2016, the FDA released the draft guidance, “Principles for Codevelopment of an In Vitro Companion Diagnostic Device with a Therapeutic Product.” This draft guidance is intended to serve as a guide to assist therapeutic sponsors and in vitro companion diagnostics sponsors in co-developing therapeutic products with an accompanying companion diagnostic, and in fulfilling the FDA’s applicable regulatory requirements. If it were determined that any of our tests qualified as In Vitro Companion Diagnostic Devices then we might be required to file for either a 510(k) or a PMA, depending on the nature of the particular test and its corresponding therapeutic product.

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

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that a company has failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

•	warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;

•	recalls, withdrawals, or administrative detention or seizure of products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products;

•	withdrawing 510(k) clearances or PMA approvals that have already been granted;

•	refusal to grant export approvals for products; and/or

•	criminal prosecution.

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

Finally, another development affecting the health care industry is the increased enforcement of the federal False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal governmental payor program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has defrauded the federal government by submitting a false claim to the federal government and permit such individuals to share in any amounts paid by the entity to the government in fines or settlement. In addition, various states have enacted false claim laws analogous to the federal False Claims Act, although many of these state laws apply where a claim is submitted to any third-party payor and not merely a governmental payor program. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties ranging from $11,181 to $22,363 for each false claim violation that occurred after January 15, 2018. (Those whose false claims violations that occurred before January 15, 2018 could be liable for treble damages plus lower civil monetary penalties.)

Additionally, in Europe various countries have adopted anti-bribery laws providing for severe consequences, in the form of criminal penalties and/or significant fines, for individuals and/or companies committing a bribery offense. Violations of these anti-bribery laws, or allegations of such violations, could have a negative impact on our business, results of operations and reputation. For instance, in the United Kingdom, under the new Bribery Act 2010, which went into effect in July 2011, a bribery occurs when a person offers, gives or promises to give a financial or other advantage to induce or reward another individual to improperly perform certain functions or activities, including any function of a public nature. Bribery of foreign public officials also falls within the scope of the Bribery Act 2010. Under the new regime, an individual found in violation of the Bribery Act of 2010 faces imprisonment of up to 10 years. In addition, the individual can be subject to an unlimited fine, as can commercial organizations for failure to prevent bribery.

Physician Self-Referral Prohibitions

Under a federal law directed at “self-referral,” commonly known as the “Stark Law,” there are prohibitions, with certain exceptions, on Medicare and Medicaid payments for laboratory tests referred by physicians who personally, or through a family member, have an investment or ownership interest in, or a compensation arrangement with, the clinical laboratory performing the tests. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to the Medicare or Medicaid programs in violation of the Stark Law is subject to civil monetary penalties of up to $15,000 per claim submission, an assessment of up to three times the amount claimed and possible exclusion from participation in federal governmental payor programs. Claims submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts with respect to any such prohibited claim is obligated to refund such amounts. Many states have comparable laws that are not limited to Medicare and Medicaid referrals.

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

Segment and Geographical Information

We operate in one reportable business segment and derive revenue from multiple countries, with 94% and 96% coming from the United States in fiscal year 2017 and 2016, respectively.

Research and Development

For the years ended December 31, 2017 and 2016, our research and development expenses were $4.8 million and $6.0 million, respectively, principally in connection with our efforts to develop our proprietary tests.

Employees

As of December 31, 2017, we had a total of 218 full-time and 27 part-time employees, with 24 employees in sales and marketing, 160 employees in research and development and laboratory operations, 30 employees in quality assurance, client project and data management and logistics and 31 employees in general and administrative. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Corporate and Available Information

We were incorporated in the State of Delaware on April 8, 1999. On July 16, 2014 we purchased substantially all of the assets of Gentris Corporation (“Gentris”), a laboratory specializing in pharmacogenomics profiling for therapeutic development, companion diagnostics and clinical trials. On August 18, 2014 we entered into two agreements by which we acquired BioServe Biotechnologies (India) Pvt. Ltd. (“BioServe”), a premier genomics services provider serving both the research and clinical markets in India, and as a result of the acquisition, BioServe became a subsidiary of ours. On October 9, 2015, we acquired substantially all the assets and assumed certain liabilities of Response Genetics, Inc. (“Response Genetics”). On August 15, 2017, we purchased all of the outstanding stock of vivoPharm, Pty Ltd. (“vivoPharm”), with its principal place of business in Victoria, Australia, in a transaction valued at approximately $1.6 million in cash, and $8.1 million in the Company’s common stock based on the closing price of the stock on August 15, 2017. The Company has deposited in escrow 20% of the stock consideration until the expiration of twelve months from the closing date to serve as the initial source for any indemnification claims and adjustments.

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

We have historically incurred substantial net losses. We incurred losses of $20.9 million and $15.8 million for fiscal years ended December 31, 2017 and 2016, respectively. From our inception in April 1999 through December 31, 2017, we had an accumulated deficit of $134.8 million. We expect losses to continue principally as a result of difficulties in being able to collect cash from certain third-party payors or obtain reimbursement at adequate prices, or at all, for tests provided to our Clinical Services customers, ongoing research and development expenses and sales and marketing costs. These losses have had, and will continue to have, an adverse effect on our working capital, total assets and stockholders' equity. Because of the numerous risks and uncertainties associated with our research, development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows.

Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.

At December 31, 2017, our cash position and history of losses required management to assess our ability to continue operating as a going concern, according to Financial Accounting Standards Board Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The Company does not have sufficient cash at December 31, 2017 to fund normal operations for the next twelve months. In addition, the Company is in violation of certain financial covenants under its debt agreements at December 31, 2017, January 31, 2018, February 28, 2018 and March 31, 2018. The Company's ability to continue as a going concern is dependent on the Company's ability to obtain a waiver of its financial covenant violations, raise additional equity or debt capital or spin-off non-core assets to raise additional cash. These factors raise substantial doubt about the Company's ability to continue as a going concern.

We have hired Raymond James & Associates, Inc. as our financial advisor to assist with evaluating strategic alternatives. Such alternatives could include raising more capital, the acquisition of another company and/or complementary assets, the sale of the Company or another type of strategic partnership. We can provide no assurances that our current actions will be successful or that additional sources of financing with be available to us on favorable terms, if at all.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

We are in default of financial covenants in the credit agreements with our senior lenders and need to obtain a waiver or amendment.

On March 22, 2017, we restructured our debt with Silicon Valley Bank, by repaying the outstanding term loan and entering into a new two year $6.0 million asset-based revolving line of credit agreement. We concurrently entered into a new $6.0 million term loan agreement with Partners for Growth, which, on the day of closing, increased our indebtedness from $4.4 million to $6.0 million and, increased our available cash by $1.6 million. We may be able to borrow up to $6.0 million on the revolver, based on a formula tied to eligible accounts receivable. However, due to the terms of the revolver, we have reached the borrowing limit based on eligible accounts receivable at December 31, 2017. In addition, as a result of the significant increase in our bad debt allowance in the fourth quarter of 2017 and other factors, as of December 31, 2017, January 31, 2018, February 28, 2018 and March 31, 2018, we were in violation of the financial covenants under the loan agreements. We are in discussion with PFG and SVB to amend the terms of the loan agreement which would, among other modifications, cure the default and reset the financial covenants. However, no assurances can be given that the lenders will agree to any such waiver or amendment, nor as to the cost or consequences to us of the terms of any such waiver or amendment if one is reached. If our lenders were to declare a default and seek repayment of the loans we would not have adequate capital to make such payment and continue to operate our business.

We will need to raise additional capital to fund our existing operations, to develop, validate and commercialize new tests and technologies, to expand our operations and to repay indebtedness.

We will need to raise additional financing to fund our operations, to develop, validate and commercialize new tests and technologies, to expand our operations and to repay indebtedness. At December 31, 2017, we had unrestricted cash and cash equivalents of $9.5 million. Net cash used in operating activities was $13.6 million and $17.9 million for the years ended December 31, 2017 and 2016.

The Company has retained Raymond James & Associates, Inc. as a financial advisor to assist the Company in its evaluation of a broad range of financial and strategic alternatives to enhance shareholder value, including additional capital raising transactions, the acquisition of another company or complementary assets or the potential sale or merger of the Company or another type of strategic partnership. There is no assurance that the review of strategic alternatives will result in the Company changing its business plan, pursuing any particular transaction, if any, or, if it pursues any such transaction, that it will be completed.  The Company does not expect to make further public comment regarding the strategic review until the Board of Directors has approved a specific transaction or otherwise deems disclosure of significant developments is appropriate.

We believe that our current cash and availability under our revolving line of credit will support operations for approximately 6 months from the date of this report. We can provide no assurances that any additional sources of financing will be available to us on favorable terms, if at all, when needed. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative, sales and marketing and research and development activities are forward-looking statements and involve risks and uncertainties. Absent sufficient additional financing, we may be unable to remain a going concern.

Additional financing may be from the sale of equity or convertible or other debt securities in a public or private offering, from an additional or new credit facility or from a strategic partnership coupled with an investment in us or a combination of forms. We continue to evaluate our operations and take steps to improve our operating cash flow. We can provide no assurances that our current actions will be successful or that any additional sources of financing will be available to us on favorable terms, if at all, when needed. Furthermore, certain provisions of the securities purchase agreements we entered into in May 2016 and September 2016, may limit our ability to raise additional capital on favorable terms, or at all, including a prohibition on entering into variable rate transactions, such as an equity line, while the 5-year warrants issued in May and September 2016 remain outstanding. Our failure to raise additional capital and in sufficient amounts when needed may significantly impact our ability to operate our business. For further discussion of our liquidity requirements, see the section titled “Liquidity and Capital Resources-Capital Resources and Expenditure Requirements.”

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

Our present and future funding requirements and our forecast of the period of time through which our current financial resources will be adequate to support our operations will depend on many factors, including:

•	our ability to achieve revenue growth;

•	our ability to amend our credit agreements;

•	our ability to continue to reduce our costs and improve our operational efficiency;

•	our ability to develop and obtain approvals for our new diagnostic tests and the costs associated with such research and development activities;

•	our ability to execute on our marketing and sales strategy for our tests and services and gain acceptance of our tests and services in the market;

•	our ability to obtain adequate reimbursement from governmental and other third-party payors for our tests and services;

•	the costs, scope, progress, results, timing and outcomes of the clinical trials of our diagnostic tests;

•	the costs of operating and enhancing our laboratory facilities;

•	the costs of additional general and administrative personnel;

•	the timing of and the costs involved in regulatory compliance, particularly if the regulations relating to laboratory developed tests (“LDTs”) change;

•	the timing of and costs involved in regulatory compliance, particularly if the regulations relating the PPACA (Patient Protection and Affordable Care Act) change;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	the effect of competing technological and market developments;

•	costs related to international expansion; and

•	our ability to secure financing and the amount thereof.

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

We identified a material weakness in our internal control over financial reporting. If we are not able to remediate the material weakness and otherwise maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be adversely affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of SOX, or Section 404, requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

During the fourth quarter of 2017, we identified a material weakness in our internal control over financial reporting related to our controls over accounting for uncollectible Clinical Services revenue, which prevented the Company from identifying and properly recording contractual allowances during the fourth quarter. As a result, amounts that should have been reported as reductions in revenue were instead reported as bad debt expense. We are committed to remediating the material weakness in a timely fashion. We have begun the process of implementing changes to our internal control over financial reporting to remediate the control deficiencies that gave rise to the material weakness, including further improvements in our processes and analyses that support the estimate of the allowance for doubtful accounts and the related bad debt expense and performing a comprehensive review of the need for additional corporate accounting and financial personnel, supplemented by external resources as appropriate, with the requisite skill and technical expertise. We expect this deficiency to be corrected as part of the implementation of ASU 2014-09 effective January 1, 2018.

If our steps are insufficient to successfully remediate the material weakness and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected. Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. For as long as we are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an “emerging growth company” until December 31, 2018, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

Moreover, we do not expect that disclosure controls or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially adversely impact us.

Our outstanding warrants and stock options may have an adverse effect on the market price of shares of our common stock

As of March 9, 2018, we had issued and outstanding warrants to purchase 10,054,990 shares of our common stock at a weighted-average exercise price of $3.80 per share. We also have outstanding options to purchase an aggregate of 2,599,023 shares of our common stock. The sale, or even the possibility of sale, and the uncertainty with respect to the timing of any sales, of the shares underlying these securities, particularly the warrants, could have an adverse effect on the market price of our common stock and on our ability to obtain future financing at prices we deem satisfactory, or at all. If and to what extent these warrants and/or options are exercised, you may experience dilution to your holdings.

Risks Relating to Our Business and Strategy

If we are unable to increase sales of our tests and services or to successfully develop and commercialize other proprietary tests, our revenues will be insufficient for us to achieve profitability.

We currently derive substantially all of our revenues from our testing services and laboratory and CRO services. We have only recently begun offering our proprietary Focus::NGS® panels through our CLIA-certified, CAP-accredited and state licensed laboratories. We are in varying stages of research and development for other diagnostic tests that we may offer.

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

Discovery Services are services that include proprietary preclinical test systems supporting our clinical diagnostic and prognostic offerings at early stages, supporting the pharmaceutical industry, biotechnology companies and academic research centers. In particular, our preclinical development of biomarker detection methods, response to immuno-oncology directed novel treatments and early prediction of clinical outcome is supported by our extended portfolio of orthotopic, xenografts and syngeneic tumor test systems. Since this acquisition if relatively new, it is unclear whether we will be able to maintain and grow the number of pharmaceutical and biotech companies and clinical research organizations who will avail themselves of our services, or how regular a flow of drug development projects we will be able to obtain from existing customers.

If we are unable to increase sales of our tests and services or to successfully develop, validate and commercialize other diagnostic tests, we will not produce sufficient revenues to become profitable.

If pathologists and oncologists decide not to order our diagnostic tests and/or pharmaceutical and biotech companies and clinical research organizations decide not to use our diagnostic tests and services and our CRO services in connection with their clinical trials, we may be unable to generate sufficient revenue to sustain our business.

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

Most of our Discovery Services customers can terminate our contracts upon 30 to 90 days notice. These customers may delay, terminate or reduce the scope of our contracts for a variety of reasons beyond our control, including but not limited to:

•	decisions to forego or terminate a particular clinical trial;

•	lack of available financing, budgetary limits or changing priorities;

•	production problems resulting in shortages of the drug being tested;

•	failure of products being tested to satisfy safety requirements or efficacy criteria;

•	unexpected or undesired clinical results for products;

•	shift of business to a competitor or internal resources; or

•	shut down of manufacturing facilities.

As a result, contract terminations, delays and alterations are a possible outcome in our Discovery Services business. In the event of termination, our contracts often provide for fees for winding down the project, but these fees may not be sufficient for us to maintain our margins, and termination may result in lower resource utilization rates. In addition, we may not realize the full benefits of our backlog of contractually committed services if our customers cancel, delay or reduce their commitments under our contracts with them, which may occur if, among other things, a customer decides to shift its business to a competitor or revoke our status as a preferred provider. Thus, the loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our revenues and profitability. We believe the risk of loss or delay of multiple contracts potentially has greater effect where we are party to broader partnering arrangements with global biopharmaceutical companies.

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

Most of our Discovery Services contracts are either fee for service contracts or fixed-fee contracts. Our past financial results have been, and our future financial results may be, adversely impacted if we initially underprice our contracts or otherwise overrun our cost estimates and are unable to successfully negotiate a change order. Change orders typically occur when the scope of work we perform needs to be modified from that originally contemplated by our contract with the customer. Modifications can occur, for example, when there is a change in a key clinical trial assumption or parameter or a significant change in timing. Where we are not successful in converting out-of-scope work into change orders under our current contracts, we bear the cost of the additional work. Such underpricing, significant cost overruns or delay in documentation of change orders could have a material adverse effect on our business, results of operations, financial condition or cash flows.

If we fail to perform our services in accordance with contractual requirements, regulatory standards and ethical considerations, we could be subject to significant costs or liability and our reputation could be harmed.

In connection with our Discovery Services business, we contract with biopharmaceutical companies to provide specialized services to assist them in planning and conducting unique, specialized studies to guide drug discovery and development programs with a concentration in oncology and immuno-oncology. Our services include monitoring clinical trials, data and laboratory analysis, electronic data capture and other related services. Such services are complex and subject to contractual requirements, regulatory standards and ethical considerations. If we fail to perform our services in accordance with these requirements, regulatory agencies may take action against us for failure to comply with applicable regulations governing clinical trials. Customers may also bring claims against us for breach of our contractual obligations. Any such action could have a material adverse effect on our results of operations, financial condition and reputation.

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

•
compromise of data from a particular clinical trial, such as failure to verify that informed consent was obtained from patients, could require us to repeat the clinical trial under the terms of our contract at no further cost to our customer, but at a substantial cost to us; and

•	breach of a contractual term could result in liability for damages or termination of the contract.

While we endeavor to contractually limit our exposure to such risks, improper performance of our services could have an adverse effect on our financial condition, damage our reputation and result in the cancellation of current contracts by or failure to obtain future contracts from the affected customer or other customers.

Investigation of customers. From time to time, one or more of our customers are audited or investigated by regulatory authorities or enforcement agencies with respect to regulatory compliance of their clinical trials, programs or the marketing and sale of their drugs. In these situations, we have often provided services to our customers with respect to the clinical trials, programs or activities being audited or investigated, and we are called upon to respond to requests for information by the authorities and agencies. There is a risk that either our customers or regulatory authorities could claim that we performed our services improperly or that we are responsible for clinical trial or program compliance. If our customers or regulatory authorities make such claims against us and prove them, we could be subject to damages, fines or penalties. In addition, negative publicity regarding regulatory compliance of our customers’ clinical trials, programs or drugs could have an adverse effect on our business and reputation.

If we fail to perform our Biopharma Services in accordance with contractual and regulatory requirements, and ethical considerations, we could be subject to significant costs or liability.

Through our Biopharma Services offering, we contract with pharmaceutical and biotech companies to perform a wide range of services to assist them in bringing new therapeutics to market. Our services include monitoring clinical trials, data and laboratory analysis, clinical trial design consulting, data capture and other related services. Such services are complex and subject to contractual requirements, regulatory standards and ethical considerations. For example, our services are subject to regulation by the FDA, and comparable foreign regulatory authorities relating to our activities in conducting clinical trials. If we fail to perform our services in accordance with these requirements, regulatory authorities may take action against us or our customers. Such actions may include failure of such regulatory authority to grant marketing approval of our customers’ products, imposition of holds or delays, suspension or withdrawal of approvals, rejection of data collected, laboratory license revocation, product recalls, operational restrictions, civil or criminal penalties or prosecutions, damages or fines. Any such action could have a material adverse effect on our business.

If we are unable to attract suitable investigators and patients for our clinical trials, our clinical development business might suffer.

The timely recruitment of investigators and patients for clinical trials is essential to our CRO services business. Investigators are typically located at hospitals, clinics or other sites and supervise the administration of the investigational drug to patients during the course of a clinical trial. Patients generally include people from the communities in which the clinical trials are conducted. Our CRO services business could be adversely affected if we are unable to attract suitable and willing investigators or patients for clinical trials on a consistent basis. For example, if we are unable to engage investigators to conduct clinical trials as planned or enroll sufficient patients in clinical trials, we might need to expend additional funds to obtain access to resources or else be compelled to delay or modify the clinical trial plans, which may result in additional costs to us.

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

Part of our current business strategy focuses on discovering, developing and commercializing molecular, genomic and genetic diagnostic tests and services. We believe the success of our business depends on our ability to fully validate and commercialize our existing diagnostic tests and services and to develop and commercialize new diagnostic tests. We have multiple tests we are currently offering and in development, but research, development and commercialization of diagnostic tests is time-consuming, uncertain and complex.

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

As part of our business strategy, we may pursue other acquisitions of businesses and assets. We also may pursue strategic alliances and joint ventures that leverage our core technology and industry experience to expand our offerings or distribution. For example, we acquired vivoPharm in 2017, Response Genetics, Inc. in 2015 and Gentris Corporation in 2014, and we entered into a joint venture in May 2013 with Mayo Foundation for Education and Research. We have developed experience with acquiring other companies and forming strategic alliances and joint ventures. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. Integration of an acquired company also may disrupt ongoing operations and require management resources that would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could have a material negative effect on our results of operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture.

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

In November 2011, we entered into an affiliation agreement with the Mayo Foundation for Medical Education and Research, subsequently amended. Under the agreement, we formed a joint venture in May 2013 to focus on developing oncology diagnostic services and tests utilizing next generation sequencing. We have made $2.0 million in capital contributions to that joint venture through December 31, 2017. We do not expect to make additional capital contributions to the joint venture entity’s operational activities. The operation of the joint venture may also divert management time from operating our business. No assurances can be given that we will be able to fully fund our obligations under the joint venture agreement, or that, even if funded, the joint venture will ever achieve the research, development and commercial objectives currently contemplated by the parties, such as the discovery and commercialization of new diagnostic tests utilizing next-generation sequencing. If the development efforts of the joint venture do not result in commercially successful tests or services, it will have an adverse effect on our business, financial condition and results of operations.

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

The loss or transition of any member of our senior management team or our inability to attract and retain highly skilled scientists, clinicians, and salespeople could adversely affect our business.

Our success depends on the skills, experience, and performance of key members of our senior management team. The individual and collective efforts of these employees will be important as we continue to develop our tests and services, and as we expand our commercial activities. The loss or incapacity of existing members of our senior management team could adversely affect our operations if we experience difficulties in hiring qualified successors.

In February 2018, Panna Sharma resigned as our chief executive officer and John A. Roberts, our Chief Operating Officer and Executive Vice President, Finance, succeeded him as our interim chief executive officer. The complexity inherent in integrating a new key member of the senior management team with existing senior management may limit the effectiveness of any such successor or otherwise adversely affect our business. Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover of other key officers and employees. Specifically, a leadership transition in the commercial team may cause uncertainty about or a disruption to our commercial organization, which may impact our ability to achieve sales and revenue targets.

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

As of April 2, 2018, we had approximately $4.1 million of indebtedness for borrowed money under our credit facility with Silicon Valley Bank and $6.0 million under our term loan with Partners for Growth due on March 22, 2020. Repayments of amounts borrowed under the credit facility may be accelerated if an event of default occurs, which includes, among other things, a violation of financial covenants and negative covenants We are currently in default with respect to certain financial covenants with such lenders, and no assurances can be given that such lenders will agree to waive or amend such covenants and forbear from calling our loan, which would have a material adverse effect on our ability to continue as a going concern. Even if we successfully negotiate a waiver or amendment, the agreements restrict us from, among other things, paying cash dividends, incurring debt and entering into certain transactions without the prior consent of the lenders. Any waiver or amendment which we may reach with our lenders may impose additional restrictions on our operations or uses of cash. Our debt and related covenants could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position. For example, it could:

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
With respect to our clinical laboratory business we face competition from companies such as Bio-Reference Laboratories, Inc. (a division of Opko), Genoptix Medical Laboratory, Invitae Corp., LabCorp, NeoGenomics, Inc., and Quest Diagnostics. With respect to our Discovery Services, including our CRO services, we face competition from companies that offer or are developing animal models for tumors and that have capabilities in toxicology and pharmacology testing. Our competitors in our

Discovery Services business include Champions Oncology, Crown BioScience (recently acquired by JSR Life Sciences), Eurofins Scientific and Explora Biolabs.
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

Due to the early stage nature of our business and our limited sales and marketing activities to date, we have historically derived a significant portion of our revenue from a limited number of test ordering sites, although the test ordering sites that generate a significant portion of our revenue may change from period to period. Our test ordering sites are largely hospitals, cancer centers, reference laboratories and physician offices, as well as pharmaceutical and biotech companies as part of a clinical trial. Oncologists and pathologists at these sites order the tests on behalf of the needs of their oncology patients or as part of a clinical trial sponsored by a pharmaceutical and biotech company in which the patient is being enrolled. The top five test ordering clients during 2017 and 2016 accounted for 38% and 31%, respectively, of our testing volumes. During the year ended December 31, 2017, one Biopharma client accounted for approximately 11% of our revenue. During the year ended December 31, 2016 one Biopharma client accounted for approximately 16% of our revenue.

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

In recent years, we have incurred significant costs in connection with the development of our diagnostic tests. For the year ended December 31, 2017, our research and development expenses were $4.8 million, which was 16% of our revenue and our sales and marketing expenses were $5.0 million, which was 17% of revenue. For the year ended December 31, 2016, our research and development expenses were $6.0 million, which was 22% of our net revenue and our sales and marketing expenses were $4.7 million, which was 17% of revenue. We expect our expenses to continue to increase, in absolute dollars, for the foreseeable future as we seek to expand the clinical utility of our diagnostic tests, drive adoption of and reimbursement for our diagnostic tests and develop new tests. As a result, we will need to generate significant revenues in order to achieve sustained profitability.

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

Our Biopharma Services business could subject us to potential liability that may adversely affect our results of operations and financial condition.

Our Biopharma Services business involves the testing of new drugs on patients in clinical trials and, if marketing approval is granted, the availability of these drugs to be prescribed to patients. Our involvement in the clinical trials and development process creates a risk of liability for personal injury to or death of patients, particularly those with life-threatening illnesses, resulting from adverse reactions to the drugs administered during testing or after product launch, respectively. For example, we have from time to time been sued and may be sued in the future by individuals alleging personal injury due to their participation in clinical trials and seeking damages from us under a variety of legal theories. Although we maintain the types and amounts of insurance we view as customary in the industries and countries in which we operate, if we are required to pay damages or incur defense costs in connection with any personal injury claim that is outside the scope of indemnification agreements we have with our customers, if any indemnification agreement is not performed in accordance with its terms or if our liability exceeds the amount of any applicable indemnification limits or available insurance coverage, our financial condition, results of operations and reputation could be materially and adversely affected. We maintain professional liability insurance, including liability for completed operations coverage. In the future, we may not be able to get adequate insurance for these types of risks at reasonable rates.

Our Discovery Services customers face intense competition from lower cost generic products, which may lower the amount that they spend on our services.

Our Discovery Services customers face increasing competition from lower cost generic products, which in turn may affect their ability to pursue research and development activities with us. In the United States, EU and Japan, political pressure to reduce spending on prescription drugs has led to legislation and other measures which encourages the use of generic products. In addition, proposals emerge from time to time in the United States and other countries for legislation to further encourage the early and rapid approval of generic drugs. Loss of patent protection for a product typically is followed promptly by generic substitutes, reducing our customers’ sales of that product and their overall profitability. Availability of generic substitutes for our customers’ drugs may adversely affect their results of operations and cash flow, which in turn may mean that they would not have surplus capital to invest in research and development and drug commercialization, including in our services. If competition from generic products impacts our customers’ finances such that they decide to curtail our services, our revenues may decline and this could have a material adverse effect on our business.

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

Our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets.

We assess the realizable condition of our indefinite-lived intangible assets and goodwill annually and conduct an interim evaluation whenever events or changes in circumstances, such as operating losses or a significant decline in earnings associated with the acquired business or asset, indicate that these assets may be impaired. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of the businesses we have acquired, which in turn depend in part on how well we have integrated these businesses into our own business. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets. Such impairment charges could materially and adversely affect our operating results and financial condition.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of PPACA. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of PPACA. The Budget Resolution is not a law; however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of PPACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of PPACA that are repealed. Because of the continued uncertainty about the implementation of PPACA, including the potential for further legal challenges or repeal of PPACA, we cannot quantify or predict with any certainty the likely impact of the PPACA or its repeal on our business, prospects, financial condition or results of operations. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. We cannot predict what impact the “two-for-one” provisions may have on our business.

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

We depend on Medicare and a limited number of private payors for a significant portion of our revenues and if these or other payors do not provide or stop providing reimbursement or decrease the amount of reimbursement for our tests, our revenues could decline.

For the year ended December 31, 2017, we derived approximately 20% of our total revenue from private insurance, including managed care organizations and other health care insurance providers, 12% from Medicare and 5% from other health care facilities billed directly. Medicare and other third-party payors may withdraw their coverage policies or cancel their contracts with us at any time, review and adjust the rate of reimbursement or stop paying for our tests altogether, which would reduce our total revenues.

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

Our business strategy incorporates international expansion, including our recent acquisitions which have provided us with facilities in Australia, India and China, and the possibility of establishing and maintaining clinician marketing and education capabilities in other locations outside of the United States and expanding our relationships with distributors and manufacturers. Doing business internationally involves a number of risks, including:

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

Our operations are subject to risks associated with emerging markets, including Australia, China and India.

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

The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 2015 through December 31, 2017, the market price of our common stock has fluctuated from a high of $12.75 per share in the third quarter of 2015, to a low of $1.10 per share in the fourth quarter of 2016. Market prices for securities of development-stage life sciences companies have historically been particularly volatile. The factors that may cause the market price of our common stock to fluctuate include, but are not limited to:

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

As of March 9, 2018 we had outstanding options to purchase an aggregate of 2,599,023 shares of our common stock at a weighted average exercise price of $7.20 per share and warrants to purchase an aggregate of 10,054,990 shares of our common stock at a weighted average exercise price of $3.80 per share. The exercise of such outstanding options and warrants will result in dilution of the value of our shares.

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

Our directors and executive officers, together with their affiliates, in the aggregate beneficially own approximately 22% of our outstanding common stock, based on the number of shares outstanding on December 31, 2017. These stockholders, acting together, have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over our management and affairs. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as discussed below, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (ii) December 31, 2018, which is the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; and (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We have irrevocably chosen to "opt out" of the extended transition periods available under the JOBS Act for complying with new or revised accounting standards. We intend to take advantage of certain exemptions from various reporting requirements including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, and if we do take advantage of these exemptions, we cannot predict if investors will find our common stock less attractive as a result. If some investors find our common stock less attractive as a result of any choices to take advantage of these reduced disclosure obligations, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

U.S. federal income tax reform could materially affect our tax obligations and effective tax rate.

On December 22, 2017, the Tax Cuts and Jobs Act, or the Tax Act, was signed into law, significantly reforming the tax code. The Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, limits net operating loss (NOL) deductions, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits. The estimated impact of the Tax Act is based on our management’s current knowledge and assumptions, and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law. While we have not yet completed our assessment of the effects of the Tax Act, we are able to determine reasonable estimates for the impacts of certain key items, thus we have reported provisional amounts for these items. We will continue to calculate the impact of the Tax Act and will record any resulting tax adjustments during 2018, prior to the permitted remeasurement date. On a provisional basis, we are electing to use tax NOLs to offset any inclusion to U.S. taxable income prescribed by the guidance in new Internal Revenue Code Section 965 (“Section 965”). Given the availability to use NOLs to offset this income inclusion, at this time the Company does not expect to pay any one-time transition tax over the eight-year installment period as prescribed by Section 965. This conclusion is subject to change as we refine the provisional estimate of our total post-1986 E&P, cash position and other related calculations.

We continue to examine the impact this tax reform legislation may have on our business. The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

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

As of December 31, 2017, we had a lease for approximately 17,900 square feet of office and laboratory space in Rutherford, New Jersey, 24,900 square feet of laboratory space located in Research Triangle Park (RTP) in Morrisville, North Carolina, 5,800 square feet in Hershey, Pennsylvania, 10,000 square feet of laboratory space in Hyderabad, India and 1,959 square feet in Bundoora, Australia. These lease agreements have escalating lease payments and expire in February 2023, May 2020, November 2020 and July 2021, respectively. During 2017, we vacated our 2,700 square feet of laboratory space in Shanghai, China. We also have approximately 19,100 square feet of laboratory space in Los Angeles, California; the California lease expires in December 2018.

Item 3.	Legal Proceedings

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. We are not party to any legal proceedings or aware of any threatened legal proceedings which are expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, for the periods indicated, the reported high and low sales prices of our common stock on The NASDAQ Capital Market.

	High	Low
4th Quarter 2017	$3.50	$1.75
3rd Quarter 2017	$4.25	$2.60
2nd Quarter 2017	$4.78	$3.00
1st Quarter 2017	$5.30	$1.35

4th Quarter 2016	$1.98	$1.10
3rd Quarter 2016	$2.73	$1.72
2nd Quarter 2016	$2.93	$1.82
1st Quarter 2016	$3.38	$1.90

Holders

As of December 31, 2017, we had approximately 100 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Continental Stock Transfer & Trust, 17 Battery Place, 8th Floor, New York, New York, 10004.

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

The selected financial data set forth below as of December 31, 2017 and 2016, and for the years then ended has been derived from the audited consolidated financial statements of the Company, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data as of and for the years ended December 31, 2015, 2014 and 2013 from our audited consolidated financial statements that are not included elsewhere in this Annual Report on Form 10-K.

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements, and the notes thereto, and other financial information included herein. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, expect per share data)
Consolidated Statements of Operations Data:
Revenue	$29,121	$27,049	$18,040	$10,199	$6,610
Cost of revenues	18,070	17,104	14,098	8,453	4,925
Gross profit (loss)	11,051	9,945	3,942	1,746	1,685
Operating expenses:
Research and development	4,789	5,967	5,483	4,622	2,190
General and administrative	19,894	16,034	14,567	12,369	6,115
Sales and marketing	4,990	4,668	5,269	3,964	1,842
Total operating expenses	29,673	26,669	25,319	20,955	10,147
Loss from operations	(18,622)	(16,724)	(21,377)	(19,209)	(8,462)
Other income (expense):
Interest expense	(2,128)	(454)	(344)	(473)	(2,388)
Interest income	63	23	49	74	30
Change in fair value of warrant liability	(1,964)	1,525	35	417	4,633
Change in fair value of acquisition note payable	(42)	152	269	198	—
Other expense	(266)	(325)	—	—	(6,850)
Total other income (expense)	(4,337)	921	9	216	(4,575)
Loss before income taxes	(22,959)	(15,803)	(21,368)	(18,993)	(13,037)
Income tax (benefit)	(2,079)	—	(1,184)	(2,350)	(664)
Net (loss)	$(20,880)	$(15,803)	$(20,184)	$(16,643)	$(12,373)
Basic net (loss) per share	$(1.01)	$(1.00)	$(1.96)	$(1.76)	$(2.65)
Diluted net (loss) per share	$(1.01)	$(1.00)	$(1.96)	$(1.80)	$(3.64)
Basic weighted average shares outstanding	20,663	15,861	10,298	9,449	4,665
Diluted weighted average shares outstanding	20,663	15,861	10,299	9,462	4,676

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$9,541	$9,502	$19,459	$25,554	$49,460
Working capital	3,566	12,378	18,333	27,389	43,272
Total assets	52,221	42,434	48,884	47,105	55,157
Debt, excluding current portion	—	2,654	4,642	6,000	—
Accumulated deficit	(134,834)	(113,954)	(98,151)	(77,967)	(61,325)
Total stockholders' equity	$26,765	$25,624	$33,017	$34,554	$45,463

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the “Company,” “we,” “us,” “our” or similar terms, refer to Cancer Genetics, Inc. and its wholly owned subsidiaries: Cancer Genetics Italia, S.r.l., Gentris, LLC, BioServe Biotechnologies (India) Private Limited and vivoPharm Pty, Ltd., except as expressly indicated or unless the context otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with the audited consolidated financial statements and notes thereto included in this annual report on Form10-K. This MD&A may contain forward-looking statements that involve risks and uncertainties. For a discussion on forward-looking statements, see the information set forth in the Introductory Note to this Annual Report under the caption “Forward Looking Statements”, which information is incorporated herein by reference.

Overview

We are an emerging leader in the field of precision medicine, enabling individualized therapies in the field of oncology through tests, services and molecular markers. We develop, commercialize and provide molecular- and biomarker-based tests and services, including proprietary preclinical oncology and immuno-oncology services, that enable biotech and pharmaceutical companies engaged in oncology trials to better select candidate populations and reduce adverse drug reactions by providing information regarding genomic factors influencing subject responses to therapeutics. Through our clinical services, we enable physicians to personalize the clinical management of each individual patient by providing genomic information to better diagnose, monitor and inform cancer treatment. We have a comprehensive, disease-focused oncology testing portfolio, and an extensive set of anti-tumor referenced data based on predictive xenograft and syngeneic tumor models. Our tests and techniques target a wide range of indications, covering all ten of the top cancers in prevalence in the United States, with additional unique capabilities offered by our FDA-cleared Tissue of Origin® test for identifying difficult to diagnose tumor types or poorly differentiated metastatic disease.

We are currently executing a strategy of partnering with pharmaceutical and biotech companies and clinicians as oncology diagnostic specialists by supporting therapeutic discovery, development and patient care from bench to bedside. Pharmaceutical and biotech companies are increasingly attracted to work with us to provide molecular profiles on clinical trial participants. Similarly, we believe the oncology industry is undergoing a rapid evolution in its approach to diagnostic, prognostic and treatment outcomes (theranostic) testing, embracing precision medicine and individualized testing as a means to drive higher standards of patient treatment and disease management. These profiles may help identify biomarker and genomic variations that may be responsible for differing responses to oncology therapies, thereby increasing the efficiency of trials while lowering costs. We believe tailored and combination therapies can revolutionize oncology care through molecular- and biomarker-based testing services, enabling physicians and researchers to target the factors that make each patient and disease unique.

We believe the next shift in cancer management will bring together testing capabilities for germline, or inherited mutations, and somatic mutations that arise in tissues over the course of a lifetime. We have created a unique position in the industry by providing both targeted somatic analysis of tumor sample cells alongside germline analysis of an individual's non-cancerous cells' molecular profile as we attempt to continue achieving milestones in precision medicine.

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

We expect to continue to incur material losses for the near future. We incurred losses of $20.9 million and $15.8 million for fiscal years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had an accumulated deficit of

$134.8 million. We need to raise additional capital. The report of our independent registered public accounting firm with respect to our financial statements appearing in our Form 10-K contains an explanatory paragraph stating that our operating losses and negative cash flows from operations, raise substantial doubt about our ability to continue as a going concern. There can be no assurance that additional capital will be available to us on acceptable terms, if at all. In addition, we are in default of certain financial covenants in our credit agreements with our senior lenders, and while we are in negotiations with such lenders and believe we will be able to secure relief with respect to such defaults, there is no assurance that we will be successful in negotiating for waivers of such defaults or amendments of such covenants.

Acquisitions

On August 15, 2017, we purchased all of the outstanding stock of vivoPharm, with its principal place of business in Victoria, Australia, in a transaction valued at approximately $1.6 million in cash and $8.1 million in the Company’s common stock based on the closing price of the stock on August 15, 2017.

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

Revenues

Our revenue is primarily generated through our Clinical Services and Biopharma Services. Clinical Services can be billed to Medicare, another third party insurer or the referring community hospital or other healthcare facility or patients in accordance with state and federal law. Biopharma Services are billed to the customer directly. While we have agreements with our Biopharma clients, volumes from these clients are subject to the progression and continuation of the clinical trials which can impact testing volume. We also derive revenue from Discovery Services, which are services provided in the development of new testing assays and methods and include pre-clinical toxicology and efficacy studies. Discovery Services are billed directly to the customer.

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

The top five test ordering clients during 2017 and 2016 accounted for 38% and 31%, respectively, of our testing volumes. During the year ended December 31, 2017, one Biopharma client accounted for approximately 11% of our revenue. During the year ended December 31, 2016 one Biopharma client accounted for approximately 16% of our revenue. The loss of our largest client would materially adversely affect our results of operations; however, the loss of any other test ordering client would not materially adversely affect our results of operations.

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

For the year ended December 31, 2017, Medicare accounted for approximately 12% of our total revenue, other insurance accounted for approximately 20% of our total revenue and other healthcare facilities accounted for 5% of our total revenue. On average, we generate less revenue per test from other healthcare facilities billed directly, than from other insurance payors.

Cost of Revenues

Our cost of revenues consists principally of internal personnel costs, including non-cash stock-based compensation, laboratory consumables, shipping costs, overhead and other direct expenses, such as specimen procurement and third party validation studies. We are pursuing various strategies to reduce and control our cost of revenues, including automating our processes through more efficient technology and attempting to negotiate improved terms with our suppliers. In 2017, we purchased all of the outstanding stock of vivoPharm. Overall, with four acquisitions completed, we have made significant progress with integrating our resources and services and leveraging enterprise wide purchasing power to gain supplier discounts, in an effort to reduce costs. We will continue to assess other possible advantages to help us improve our cost structure.

Operating Expenses

We classify our operating expenses into three categories: research and development, sales and marketing, and general and administrative. Our operating expenses principally consist of personnel costs, including non-cash stock-based compensation, outside services, laboratory consumables and overhead, development costs, marketing program costs and legal and accounting fees.

Research and Development Expenses. We incur research and development expenses principally in connection with our efforts to develop our proprietary tests. Our primary research and development expenses consist of direct personnel costs, laboratory equipment and consumables and overhead expenses. In 2013, we entered into a joint venture with the Mayo Foundation for Medical Education and Research, with a focus on developing oncology diagnostic services and tests utilizing next generation sequencing. These efforts continued throughout 2016 and 2017. All research and development expenses are charged to operations in the periods they are incurred.

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

Results of Operations

Years Ended December 31, 2017 and 2016

The following table sets forth certain information concerning our results of operations for the periods shown:

	Year Ended December 31,		Change
	2017	2016	$	%
(dollars in thousands)
Revenue	$29,121	$27,049	$2,072	8%
Cost of revenues	18,070	17,104	966	6%
Research and development expenses	4,789	5,967	(1,178)	-20%
General and administrative expenses	19,894	16,034	3,860	24%
Sales and marketing expenses	4,990	4,668	322	7%
Total operating loss	$(18,622)	$(16,724)	$(1,898)	11%
Interest (expense), net	(2,065)	(431)	(1,634)	379%
Change in fair value of warrant liability	(1,964)	1,525	(3,489)	-229%
Change in fair value of acquisition note payable	(42)	152	(194)	-128%
Other expense	(266)	(325)	59	-18%
Loss before income taxes	(22,959)	(15,803)	(7,156)	45%
Income tax (benefit)	(2,079)	—	(2,079)	N/A
Net loss	$(20,880)	$(15,803)	$(5,077)	32%

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

Reconciliation from GAAP to Non-GAAP Results (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016
Reconciliation of net (loss):
Net (loss)	$(20,880)	$(15,803)
Adjustments:
Change in fair value of acquisition note payable	42	(152)
Change in fair value of warrant liability	1,964	(1,525)
Adjusted net (loss)	$(18,874)	$(17,480)
Reconciliation of basic and diluted net (loss) per share:
Basic and diluted net (loss) per share	$(1.01)	$(1.00)
Adjustments to net (loss)	0.10	(0.10)
Adjusted basic and diluted net (loss) per share	$(0.91)	$(1.10)
Basic and diluted weighted-average shares outstanding	20,663	15,861

Adjusted net (loss) increased 8% to $18.9 million during the year ended December 31, 2017, from an adjusted net (loss) of $17.5 million during the year ended December 31, 2016. Adjusted basic and diluted net (loss) per share decreased 17% to $0.91 during the year ended December 31, 2017, down from $1.10 during the year ended December 31, 2016.

Revenue

The breakdown of our revenue is as follows:

	Year Ended December 31,				Change
	2017		2016
(dollars in thousands)	$	%	$	%	$	%
Biopharma Services	14,629	50%	15,321	57%	(692)	(5)%
Clinical Services	10,774	37%	10,651	39%	123	1%
Discovery Services	3,718	13%	1,077	4%	2,641	245%
Total Revenue	29,121	100%	27,049	100%	2,072	8%

Revenue increased 8%, or $2.1 million, to $29.1 million for the year ended December 31, 2017, from $27.0 million for the year ended December 31, 2016, principally due to our acquisition of vivoPharm, which accounted for $2.7 million of the increase. Our average revenue (excluding probe revenue) per test decreased to $363 per test for the year ended December 31, 2017 from $421 per test for the year ended December 31, 2016, principally due to the increased volume from our California facility at lower average revenue per test. Overall test volumes increased by 7% from 48,427 tests for the year ended December 31, 2016 to 51,999 tests for the year ended December 31, 2017.

Revenue from Biopharma Services decreased 5%, or $0.7 million, to $14.6 million for the year ended December 31, 2017, from $15.3 million for the year ended December 31, 2016, principally due to fluctuations in the start-up and patient enrollment timing of our clinical study projects with pharmaceutical and biotechnology customers. Revenue from Clinical Services customers increased 1%, or $0.1 million, to $10.8 million for the year ended December 31, 2017, from $10.7 million for the year ended December 31, 2016, principally due to increased test volumes. Revenue from Discovery Services increased $2.6 million, to $3.7 million for the year ended December 31, 2017, from $1.1 million for the year ended December 31, 2016 due to revenue contributed by the acquisition of vivoPharm in the third quarter of 2017, which accounted for all of the increase.

Cost of Revenues

Cost of revenues increased 6%, or $1.0 million, to $18.1 million for the year ended December 31, 2017, from $17.1 million for the year ended December 31, 2016, principally due to the following: increased lab supplies expense of $0.4 million as a result of higher test volumes and a higher concentration of next generation sequencing test volume in the second half of 2017, increased payroll and other benefits of $0.2 million, increased professional services of $0.3 million to support clinical capabilities and increases in shipping costs of $0.3 million as the Company shipped samples between laboratory facilities to meet customer demands. These increases were partially offset by a decrease in outsourced labor of $0.1 million, and a reduction in depreciation expense of $0.2 million.

Operating Expenses

Research and Development Expenses. Research and development expenses decreased 20%, or $1.2 million, to $4.8 million for the year ended December 31, 2017, from $6.0 million for the year ended December 31, 2016. The decrease relates primarily to a reduced payroll and benefits costs of $0.5 million, decreased facility cost of $0.2 million, and a reduction of $0.4 million in lab supplies due to fewer validations of diagnostic tests as we partnered with our biopharma customers to complete the development of new test capabilities in support of their clinical trials. In addition, our share of the loss from Oncospire, our joint venture with Mayo Clinic, decreased by $0.1 million.

General and Administrative Expenses. General and administrative expenses increased 24%, or $3.9 million to $19.9 million for the year ended December 31, 2017, from $16.0 million for the year ended December 31, 2016. The increase primarily relates to an increase in our bad debt expense of $4.6 million due to challenges with the integration of the lab management system into the billing platform from the Response Genetics acquisition in California for the periods from October 2015 to September 30, 2017 and low collections experience due to the lack of coverage for certain of our next generation sequencing tests by Medicare and most third-party managed care plans. We also experienced an increase in professional fees of $0.4 million as we prepare for the impacts of conforming to new revenue recognition guidance in accordance with ASC 606, partially offset by a $0.8 million decrease in facility costs primarily resulting from the elimination of building management fees at our North Carolina location. We also experienced reduced legal, accounting and other financial consulting fees of $0.2 million and decreased franchise and property taxes of $0.3 million.

Sales and Marketing Expenses. Sales and marketing expenses increased 7%, or $0.3 million, to $5.0 million for the year ended December 31, 2017, from $4.7 million for the year ended December 31, 2016, principally due to the following: compensation costs increased by $0.6 million as a result of an increase in our Clinical Services sales force and related increase in commission payments, offset by decreased travel and entertainment costs of $0.1 million, reduced professional fees of $0.1 million and decreased facility costs of $0.1 million primarily resulting from the elimination of building management fees at our North Carolina location.

Interest Expense, Net

Interest expense increased 379%, or $1.6 million, to $2.1 million for the year ended December 31, 2017, from $0.4 million for the year ended December 31, 2016, principally due to accelerating the amortization of debt issuance costs and the discount on debt as a result of violating certain financial covenants. The acceleration of these costs resulted in additional interest expense of approximately $1.0 million. In addition, the debt we refinanced in March 2017 resulted in increased borrowings and also bears a higher interest rate.

Change in Fair Value of Warrant Liability

Changes in fair value of some of our common stock warrants may impact our results.  Accounting rules require us to record certain of our warrants as a liability, measure the fair value of these warrants each quarter and record changes in that value in earnings. We recognized non-cash expense of $2.0 million for the year ended December 31, 2017, as compared to non-cash income of $1.5 million for the year ended December 31, 2016, as a result of fluctuations in our stock price. In the future, if our stock price increases, we would record a non-cash charge as a result of changes in the fair value of our common stock warrants. Consequently, we may be exposed to non-cash charges, or we may record non-cash income, as a result of this warrant exposure in future periods.

Change in Fair Value of Acquisition Note Payable

The change in fair value of the acquisition note payable resulted in $42,000 in non-cash expense for the year ended December 31, 2017, as compared to non-cash income $0.2 million for the year ended December 31, 2016 as a result of fluctuations in our stock price.

Other Expense

During the year ended December 31, 2017, we recognized $0.3 million of aggregate expense resulting from the issuance of derivative warrants as part of a debt refinancing and the 2017 Offering. During the year ended December 31, 2016, we incurred $0.3 million of expense resulting from the issuance of derivative warrants as part of the 2016 Offerings.

Income Taxes

During 2017, we received approximately $2.1 million of net proceeds from the sale of state NOL’s and state research and development credits. No NOL’s or research and development tax credits were sold during the year ended December 31, 2016.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity have been funds generated from our debt financings and equity financings. In addition, we have generated funds from the following sources: (i) cash collections from customers and (ii) cash received from sale of state NOL’s.

In general, our primary uses of cash are providing for operating expenses, working capital purposes and servicing debt. On March 22, 2017, we restructured our debt with Silicon Valley Bank, by repaying the outstanding term loan and entering into a new two-year $6.0 million asset-based revolving line of credit agreement. We concurrently entered into a new $6.0 million term loan agreement with Partners for Growth, which, on the day of closing, increased our indebtedness from $4.4 million to $6.0 million and increased our available cash by $1.6 million. We may be able to borrow up to $6.0 million on the revolver, based on a formula tied to eligible accounts receivable, which will increase our indebtedness dollar for dollar. At December 31, 2017, we have borrowed $4.1 million of the maximum $6.0 million on the revolving line of credit. Due to the terms of the revolver, we have reached the borrowing limit based on eligible accounts receivable at December 31, 2017. In connection with such debt restructuring we issued warrants to such lenders to purchase an aggregate of 443,262 shares of our common stock.

Both loan agreements require us to comply with certain financial covenants, including minimum adjusted EBITDA, revenue and liquidity covenants, and restrict us from, among other things, paying cash dividends, incurring debt and entering into certain transactions without the prior consent of the lenders. Repayment of amounts borrowed under the new loan agreements may be accelerated if an event of default occurs, which includes, among other things, a violation of such financial covenants and negative covenants. As of December 31, 2017, January 31, 2018, February 28, 2018 and March 31, 2018, we were in default of certain financial covenants in our credit agreements with PFG and SVB as a result of the significant increase in our bad debt allowance in the fourth quarter of 2017 and other factors. We are currently in negotiations with our lenders with respect to waivers of the covenant defaults or amendments of the covenants. However, no assurances can be given that the lenders will agree to any such waivers or amendments, nor as to the cost or consequences to us of the terms of any such waivers or amendments if they are reached. If our lenders were to declare a default and seek repayment of the loans we would not have adequate capital to make such payment and continue to operate our business.

Our largest source of operating cash flow is cash collections from our customers.

Offerings

2016 Offerings

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

2017 Offering

On December 8, 2017, we sold 3,500,000 shares of our common stock and warrants to purchase 3,500,000 shares of common stock in a public offering (the “2017 Offering”). The offering resulted in gross proceeds of $7.0 million. The 2017 Offering warrants have an exercise price of $2.35 per share of common stock. In addition, we issued warrants to purchase an aggregate of 175,000 shares of common stock at $2.50 per share to the placement agent (“Wainwright Warrants”). Subject to certain ownership limitations, these warrants will be initially exercisable 6 months from the issuance date and are exercisable for 12 months from the initial exercise date.

Common Stock Purchase Agreement with Aspire Capital

On August 14, 2017, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that Aspire Capital is committed to purchase up to an aggregate of $16 million of our common stock (the “Purchase Shares”) from time to time over the term of the Purchase Agreement. Aspire Capital made an initial purchase of 1,000,000 Purchase Shares (the “Initial Purchase”) at a purchase price of $3.00 per share on the commencement date of the agreement.

After the commencement date, on any business day over the 24-month term of the Purchase Agreement, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”) directing Aspire Capital to purchase up to 33,333 Purchase Shares per business day, provided that Aspire Capital will not be required to buy Purchase Shares pursuant to a Purchase Notice that was received by Aspire Capital on any business day on which the last closing trade price of our common stock on the NASDAQ Capital Market is below $3.00. The Company and Aspire Capital also may mutually agree to increase the number of shares that may be sold to as much as an additional 2,000,000 Purchase Shares per business day. The Purchase Agreement provides for a purchase price per Purchase Share of $3.00. As consideration for entering into the Purchase Agreement, we issued 320,000 shares of our common stock to Aspire Capital (“Commitment Shares”).

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

Our net proceeds will depend on several factors, including the frequency of our sales of Purchase Shares to Aspire Capital and the frequency at which the last closing trade price of our common stock is below $3.00, subject to a maximum of $16 million in gross proceeds, including the Initial Purchase. Our delivery of Purchase Notices will be made subject to market conditions, in light of our capital needs from time to time and under the limitations contained in the Purchase Agreement.

As of December 31, 2017, the Company has sold 1,000,000 shares under this agreement at $3.00 per share, resulting in proceeds of approximately $2,965,000, net of offering costs of approximately $35,000. The Company has also issued 320,000 shares as consideration for entering into the Purchase Agreement. The Company has not deferred any offering costs associated with this agreement. Due to the price of the Company’s stock being lower than the $3.00 per share, the Company does not expect to sell more shares under the Purchase Agreement in the foreseeable future.

Credit Facility

On March 22, 2017, we refinanced our debt with SVB, by repaying the SVB Term Note, which was scheduled to mature in April 2019, and entered into a new two year asset-based revolving line of credit agreement. The new SVB credit facility provides for an asset-based line of credit (“ABL”) for an amount not to exceed the lesser of (a) $6.0 million or (b) an amount equal to 80% of eligible accounts receivable plus the lesser of 50% of the net collectible value of third party accounts receivable or three times the average monthly collection amount of third party accounts receivable over the previous quarter. The ABL requires monthly interest payments at the Wall Street Journal prime rate plus 1.5% (6.0% at December 31, 2017) and matures on March 22, 2019. We paid to SVB a $30,000 commitment fee at closing and will pay a fee of 0.25% per year on the average unused portion of the ABL. At December 31, 2017, the ABL had a principal balance of $4,136,907 and represented the maximum we could borrow based on eligible accounts receivable.

We concurrently entered into a new three year $6.0 million term loan agreement (“PFG Term Note”) with Partners for Growth IV, L.P. (“PFG”). The PFG Term Note is an interest only loan with the full principal and any outstanding interest due at maturity on March 22, 2020. Interest is payable monthly at a rate of 11.5% per annum, with the possibility of reducing to 11.0% in 2018 based on achieving certain financial milestones set forth by PFG. We may prepay the PFG Term Note in whole or in part at any time without penalty. We paid PFG a commitment fee of $120,000 at closing. At December 31, 2017, the PFG Term Note had a principal balance of $6,000,000.

As discussed above, as of December 31, 2017, January 31, 2018, February 28, 2018 and March 31, 2018, we are in breach of certain financial covenants in our credit agreements with SVB and PFG and are currently attempting to negotiate waivers of such breaches or amendments of the covenants.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Year Ended December 31,
	2017	2016
(in thousands)
Cash provided by (used in):
Operating activities	$(13,564)	$(17,851)
Investing activities	(2,751)	(609)
Financing activities	16,338	8,503
Effect of foreign exchange rates on cash and cash equivalents	16	—
Net increase (decrease) in cash and cash equivalents	$39	$(9,957)

We had cash and cash equivalents of $9.5 million at both December 31, 2017 and 2016.

The primary uses of cash during 2017 include $13.6 million of net cash used to fund operations, $1.3 million of net cash used to invest in fixed assets, $1.1 million of net cash used to acquire vivoPharm and $4.7 million used to repay debt. These uses were offset by $6.6 million of net proceeds from the 2017 Offering, $3.0 million of net proceeds from Aspire Capital stock purchases, $1.8 million of proceeds from warrant exercises and $10.1 million in aggregate borrowings from our PFG Term Note and the ABL.

The $10.0 million decrease in cash and cash equivalents for the year ended December 31, 2016 was principally the result of the use of $17.9 million of net cash in operations and repaying $1.3 million of debt, offset by $10.0 million in net proceeds from the 2016 Offerings.

Cash Used in Operating Activities

Net cash used in operating activities was $13.6 million for the year ended December 31, 2017. We used $8.1 million in net cash to run our core operations, including losses from operations and $0.9 million in cash paid for interest. We incurred additional uses of cash when adjusting for working capital items as follows: a net increase in accounts receivable of $3.6 million, a net increase in other current assets of $0.2 million, a net decrease in accounts payable, accrued expenses and deferred revenue of $1.5 million and a net decrease in deferred rent and other of $0.2 million.

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

Cash Used in Investing Activities

Net cash used in investing activities was $2.8 million for the year ended December 31, 2017 and principally resulted from the purchase of fixed assets for $1.3 million, net cash used in the acquisition of vivoPharm of $1.1 million, patent costs of $0.1 million, $0.2 million used in a cost method investment and an increase in our restricted cash of $0.1 million.

Net cash used in investing activities was $0.6 million for the year ended December 31, 2016 and principally resulted from the purchase of fixed assets for $0.5 million and patent costs of $0.1 million.

Cash Used/Provided by Financing Activities

Net cash provided by financing activities was $16.3 million for the year ended December 31, 2017 and principally resulted from the 2017 Offering, which resulted in $6.6 million in net proceeds, aggregate borrowings on our PFG Term Note and ABL of $10.1 million, proceeds from warrant exercises of $1.8 million and net proceeds from Aspire Capital stock proceeds of $3.0 million, offset by the repayment of $4.7 million in indebtedness, debt issuances costs of $0.3 million and capital lease payments of $0.2 million.

Net cash provided by financing activities was $8.5 million for the year ended December 31, 2016 and principally resulted from the 2016 Offerings, which resulted in $10.0 million in net proceeds, offset by the repayment of $1.3 million in indebtedness and capital lease payments of $0.1 million.

Capital Resources, Acquisitions and Expenditure Requirements

We expect to continue to incur material operating losses in the future. It may take several years, if ever, to achieve positive operational cash flow. We may need to raise additional capital to fund our current operations, to repay certain outstanding indebtedness and to fund expansion of our business to meet our long-term business objectives through public or private equity offerings, debt financings, borrowings or strategic partnerships coupled with an investment in our company or a combination thereof. If we raise additional funds through the issuance of convertible debt securities, or other debt securities, these securities could be secured and could have rights senior to those of our common stock. In addition, any new debt incurred by the Company could impose covenants that restrict our operations and increase our interest expense. The issuance of any new equity securities will also dilute the interest of our current stockholders. Given the risks associated with our business, including our unprofitable operating history and our ability to develop additional proprietary tests, additional capital may not be available when needed on acceptable terms, or at all. If adequate funds are not available, we will need to curb our expansion plans or limit our research and development activities, which may have a material adverse impact on our business prospects and results of operations. Due to the terms of the revolver, we have reached the borrowing limit based on eligible accounts receivable at December 31, 2017. In addition, we were in violation of certain financial covenants with SVB and PFG as of December 31, 2017, January 31, 2018, February 28, 2018 and March 31, 2018. We are currently in negotiations with our lenders with respect to waivers of the covenant defaults or amendments of the covenants. However, no assurances can be given that the lenders will agree to any such waivers or amendments, nor as to the cost or consequences to us of the terms of any such waivers or amendments if they are reached. If our lenders were to declare a default and seek repayment of the loans we would likely not have adequate capital to make such payment and continue to operate our business.

We do not believe that our current cash will support operations for at least the next 12 months from the date of this report unless we raise additional equity or debt capital or spin-off non-core assets to raise additional cash. We have hired Raymond James & Associates Inc. as our financial advisor to assist with evaluating strategic alternatives. Such alternatives could include raising more capital, the acquisition of another company and / or complementary assets, the sale of the Company or another type of strategic partnership. There is no assurance that the review of strategic alternatives will result in the Company changing its business plan, pursuing any particular transaction, if any, or, if it pursues any such transaction, that it will be completed.

Meanwhile we are taking steps to improve our operating cash flow. We can provide no assurances that our current actions will be successful or that any additional sources of financing will be available to us on favorable terms, if at all, when needed. Our cash position, recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2017 with respect to this uncertainty. This going concern opinion, and any future going concern opinion, could materially limit our ability to raise additional capital. The perception that we may not be able to continue as a going concern may cause potential partners or investors to choose not to deal with us due to concerns about our ability to meet our contractual and financial obligations. If we cannot continue as a going concern, our stockholders may lose their entire investment in our common stock.

Our forecast of the period of time through which our current financial resources will be adequate to support our operations and our expected operating expenses are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

•	our ability to negotiate a waiver or amendment of the financial covenants in our credit agreements with our senior lenders;

•	our ability to achieve revenue growth and profitability;

•	our ability to secure financing and the amount thereof;

•	the costs for funding the operations we recently acquired and our ability to realize anticipated benefits from the vivoPharm acquisition;

•	our ability to improve efficiency of billing and collection processes;

•	our ability to obtain approvals for our new diagnostic tests;

•	our ability to execute on our marketing and sales strategy for our tests and gain acceptance of our tests in the market;

•	our ability to obtain adequate reimbursement from governmental and other third-party payors for our tests and services;

•	our ability to maintain our present customer base and obtain new customers;

•	our ability to clinically validate our pipeline of tests currently in development;

•	the costs of operating and enhancing our laboratory facilities;

•	our ability to succeed with our cost control initiative;

•	our ability to satisfy US (FDA) and international regulatory regiments with respect to our tests and services, many of which are new and still evolving;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	our ability to manage the costs of manufacturing our tests;

•	our rate of progress in, and cost of research and development activities associated with, products in research and early development;

•	the effect of competing technological and market developments;

•	costs related to expansion; and

•	other risks discussed in the section entitled “Risk Factors.”

We expect that our operating expenses and capital expenditures may increase in the future as we expand our business. We plan to take steps to decrease our sales and marketing expenses related to our clinical tests and services, and will continue our research and development expenditures associated with performing work with research collaborators, to expand our pipeline and to perform work associated with our research collaborations. For example, in 2011 we entered into an affiliation agreement to form a joint venture with the Mayo Foundation for Medical Education and Research pursuant to which we made an initial $1.0 million capital contribution in October 2013 and $1.0 million in the third quarter of 2014. We do not expect to make additional capital contributions to the joint venture entity’s operational activities. Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we may need to raise additional capital to fund our operations.

Subject to the availability of future financing, we may use significant cash to fund acquisitions. On August 15, 2017, we purchased all of the outstanding stock of vivoPharm, with its principal place of business in Victoria, Australia, in a transaction valued at approximately $1.6 million in cash and $8.1 million in the Company’s common stock based on the closing price of the stock on August 15, 2017.

The consolidated financial statements for the year ended December 31, 2017 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets.  The ability of the Company to meet its obligations, and to continue as a going concern is dependent upon the availability of future funding and the continued growth in revenues.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Future Contractual Obligations

The following table reflects a summary of our estimates of future contractual obligations as of December 31, 2017. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of items under U.S. GAAP as currently in effect and certain assumptions, such as the interest rate on our variable debt that was in effect as of December 31, 2017. Future events could cause actual payments to differ from these amounts.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
(dollars in thousands)
Principal and interest under notes payable and lines of credit	$10,372	$10,372	$—	$—	$—
Capital Lease obligations, including interest, for equipment	1,026	363	538	125	—
Operating lease obligations relating to corporate headquarters and clinical laboratories	5,313	1,583	2,354	1,282	94
Total	$16,711	$12,318	$2,892	$1,407	$94

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

Recent Accounting Pronouncements

The notes to our audited consolidated financial statements contain a summary of recent accounting pronouncements.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk

We have exposure to financial market risks, including changes in foreign currency exchange rates and interest rates, and risk associated with how we invest our cash.

Foreign Exchange Risk

We conduct business in foreign markets through our subsidiary in India (BioServe Biotechnologies (India) Private Limited), in Australia through our subsidiary (vivoPharm Pty Ltd.) and in Italy through our subsidiary (Cancer Genetics Italia, S.r.l.). For the years ended December 31, 2017 and 2016, approximately 6% and 4%, respectively, of our revenues were earned outside the United States and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the United States dollar and the subsequent translation of the Indian Rupee, Australia Dollar or Euro to United States dollars. We currently do not hedge currency risk. The translation adjustments for the years ended December 31, 2017 and 2016 were not significant.

Interest Rate Risk

At December 31, 2017, we had interest rate risk primarily related to borrowings of $4.1 million on the asset-based line of credit with Silicon Valley Bank (“ABL”). The ABL requires monthly interest payments at the Wall Street Journal prime rate plus 1.5% (6.0% at December 31, 2017). If interest rates increased by 1.0%, interest expense in 2018 on our current borrowings would increase by approximately $41,000.

Investment of Cash

We invest our cash primarily in money market funds. Because of the short-term nature of these investments, we do not believe we have material exposure due to market risk. The impact to our financial position and results of operations from likely changes in interest rates is not material.

Item 8.	Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
Cancer Genetics, Inc. and Subsidiaries
Consolidated Financial Report December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cancer Genetics, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cancer Genetics, Inc. and its subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and other comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses, an accumulated deficit and negative cash flows from operations. The Company is also in violation of certain debt covenants. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2010.

New York, New York
April 2, 2018

CANCER GENETICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,541	$9,502
Accounts receivable, net of allowance for doubtful accounts of 2017 $6,539; 2016 $1,387	10,958	11,748
Other current assets	2,707	2,174
Total current assets	23,206	23,424
FIXED ASSETS, net of accumulated depreciation	5,550	4,738
OTHER ASSETS
Restricted cash	350	300
Patents and other intangible assets, net of accumulated amortization	4,478	1,503
Investment in joint venture	246	268
Goodwill	17,992	12,029
Other	399	172
Total other assets	23,465	14,272
Total Assets	$52,221	$42,434
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,715	$8,148
Obligations under capital leases, current portion	272	109
Deferred revenue	516	789
Line of credit	4,137	—
Bank term note, current portion	6,000	2,000
Total current liabilities	19,640	11,046
Bank term note	—	2,654
Obligations under capital leases	624	374
Deferred rent payable and other	360	290
Warrant liability	4,403	2,018
Deferred revenue, long-term	429	428
Total Liabilities	25,456	16,810
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 9,764 shares $0.0001 par value, none issued	—	—
Common stock, authorized 100,000 shares, $0.0001 par value, 27,754 and 18,936 shares issued and outstanding as of December 31, 2017 and 2016, respectively	3	2
Additional paid-in capital	161,527	139,576
Accumulated other comprehensive income	69	—
Accumulated deficit	(134,834)	(113,954)
Total Stockholders’ Equity	26,765	25,624
Total Liabilities and Stockholders’ Equity	$52,221	$42,434
See Notes to Consolidated Financial Statements.

CANCER GENETICS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Other Comprehensive Loss
(in thousands, except per share amounts)

	Years Ended December 31,
	2017	2016
Revenue	$29,121	$27,049
Cost of revenues	18,070	17,104
Gross profit	11,051	9,945
Operating expenses:
Research and development	4,789	5,967
General and administrative	19,894	16,034
Sales and marketing	4,990	4,668
Total operating expenses	29,673	26,669
Loss from operations	(18,622)	(16,724)
Other income (expense):
Interest expense	(2,128)	(454)
Interest income	63	23
Change in fair value of warrant liability	(1,964)	1,525
Change in fair value of acquisition note payable	(42)	152
Other expense	(266)	(325)
Total other income (expense)	(4,337)	921
Loss before income taxes	(22,959)	(15,803)
Income tax (benefit)	(2,079)	—
Net (loss)	$(20,880)	$(15,803)
Basic and diluted net (loss) per share	$(1.01)	$(1.00)
Basic and diluted weighted average shares outstanding	20,663	15,861

Net (loss)	(20,880)	(15,803)
Unrealized gain on foreign currency translation	69	—
Total comprehensive (loss)	$(20,811)	$(15,803)
See Notes to Consolidated Financial Statements.

CANCER GENETICS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2017 and 2016
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2015	13,652	1	131,167	—	(98,151)	33,017
Stock based compensation - employees	16	—	1,978	—	—	1,978
Stock based compensation - non-employees	—	—	38	—	—	38
Issuance of stock - consultant	50	—	75	—	—	75
Issuance of stock - 2016 Offerings	5,218	1	6,318	—	—	6,319
Net loss	—	—	—	—	(15,803)	(15,803)
Balance, December 31, 2016	18,936	2	139,576	—	(113,954)	25,624
Stock based compensation—employees	68	—	1,826	—		1,826
Stock based compensation—non-employees	—	—	69	—	—	69
Exercise of warrants	857	—	4,609	—	—	4,609
Exercise of options	3	—	7	—	—	7
Issuance of stock - consultant	2	—	5	—	—	5
Issuance of stock - acquisition of vivoPharm, Pty Ltd.	3,068	—	8,084	—	—	8,084
Issuance of stock - Aspire Capital	1,320	—	2,965	—	—	2,965
Issuance of stock - 2017 Offering	3,500	1	4,386	—	—	4,387
Unrealized gain on foreign currency translation	—	—	—	69	—	69
Net loss	—	—	—	—	(20,880)	(20,880)
Balance, December 31, 2017	27,754	$3	$161,527	$69	$(134,834)	$26,765

See Notes to Consolidated Financial Statements.

CANCER GENETICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,880)	$(15,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,799	2,032
Amortization	366	343
Provision for bad debts	5,278	723
Stock-based compensation	1,895	2,016
Stock issued for consulting services	5	75
Change in fair value of acquisition note payable	42	(152)
Change in fair value of warrant liability	1,964	(1,525)
Amortization of debt issuance costs	295	12
Accretion of discount on debt	1,004	—
Loss in equity-method investment	22	73
Loss on extinguishment of debt	78	—
Change in working capital components:
Accounts receivable	(3,583)	(5,850)
Other current assets	(159)	(56)
Other non-current assets	—	(69)
Accounts payable, accrued expenses and deferred revenue	(1,538)	355
Deferred rent and other	(152)	(25)
Net cash (used in) operating activities	(13,564)	(17,851)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,284)	(490)
Increase in restricted cash	(50)	—
Patent costs	(126)	(119)
Purchase of cost method investment	(200)	—
Cash used in acquisition of vivoPharm, Pty Ltd., net of cash received	(1,091)	—
Net cash (used in) investing activities	(2,751)	(609)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(230)	(126)
Proceeds from warrant exercises	1,827	—
Proceeds from option exercises	7	—
Proceeds from offerings of equity and derivative warrants, net of certain offering costs	6,586	9,962
Proceeds from borrowings on Silicon Valley Bank line of credit	4,137	—
Proceeds from Partners for Growth IV, L.P. term note	6,000	—
Proceeds from Aspire Capital common stock purchase, net of certain offering costs	2,965	—
Payment of debt issuance costs	(287)	—
Principal payments on notes payable	(4,667)	(1,333)
Net cash provided by financing activities	16,338	8,503
Effect of foreign currency exchange rates on cash and cash equivalents	16	—
Net increase (decrease) in cash and cash equivalents	39	(9,957)
CASH AND CASH EQUIVALENTS
Beginning	9,502	19,459
Ending	$9,541	$9,502

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$871	$333
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Fixed assets acquired through capital lease arrangements	$567	$211
Derivative warrants issued with debt	1,004	—
Value of shares issued as partial consideration to purchase vivoPharm, Pty Ltd.	8,084	—
Derivative warrants issued with common stock	2,199	—
See Notes to Consolidated Financial Statements.

CANCER GENETICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1. Organization, Description of Business, Acquisition and Offerings

We are an emerging leader in the field of precision medicine, enabling individualized therapies in the field of oncology through our tests, services and molecular markers. We develop, commercialize and provide molecular- and biomarker-based tests and services, including proprietary preclinical oncology and immuno-oncology services, that enable biotech and pharmaceutical companies engaged in oncology and immuno-oncology trials to better select candidate populations and reduce adverse drug reactions by providing information regarding genomic and molecular factors influencing subject responses to therapeutics. Through our clinical services, we enable physicians to personalize the clinical management of each individual patient by providing genomic information to better diagnose, monitor and inform cancer treatment. We have a comprehensive, disease-focused oncology testing portfolio, and extensive set of anti-tumor referenced data based on predictive xenograft and syngeneic tumor models. Our tests and techniques target a wide range of indications, covering all ten of the top cancers in prevalence in the United States, with additional unique capabilities offered by our FDA-cleared Tissue of Origin® test for identifying difficult to diagnose tumor types or poorly differentiated metastatic disease. Following the acquisition of vivoPharm, Pty Ltd. (“vivoPharm”) we provide contract research services, focused primarily on unique specialized studies to guide drug discovery and development programs in the oncology and immuno-oncology fields.

We were incorporated in the State of Delaware on April 8, 1999 and have offices and state-of-the-art laboratories located in California, New Jersey, North Carolina, Pennsylvania, Australia, and Hyderabad (India). Our laboratories comply with the highest regulatory standards as appropriate for the services they deliver including CLIA, CAP, NY State, California State and NABL (India). Our services are built on a foundation of world-class scientific knowledge and intellectual property in solid and blood-borne cancers, as well as strong academic relationships with major cancer centers such as Memorial Sloan-Kettering, Mayo Clinic, and the National Cancer Institute. We offer preclinical services such as predictive tumor models, human orthotopic xenografts and syngeneic immuno-oncology relevant tumor models in our Hershey PA facility, and a leader in the field of immuno-oncology preclinical services in the United States. This service is supplemented with GLP toxicology and extended bioanalytical services in our Australian based facility in Bundoora VIC.

Acquisition of vivoPharm Pty, Ltd.

On August 15, 2017, we purchased all of the outstanding stock of vivoPharm, Pty Ltd. (“vivoPharm”), with its principal place of business in Victoria, Australia, in a transaction valued at approximately $1.6 million in cash and shares of the Company's common stock, valued at $8.1 million based on the closing price of the stock on August 15, 2017. The Company has deposited in escrow 20% of the stock consideration until the expiration of twelve months from the closing date to serve as the initial source for any indemnification claims and adjustments. The Company has incurred approximately $135,000 in transaction costs associated with the purchase of vivoPharm, which were expensed during the year ended December 31, 2017.

Prior to the acquisition, vivoPharm was a contract research organization (“CRO”) that specialized in planning and conducting unique, specialized studies to guide drug discovery and development programs with a concentration in oncology and immuno-oncology. The transaction is being accounted for using the acquisition method of accounting for business combinations. Under this method, the total consideration transferred to consummate the acquisition is being allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the closing date of the acquisition. Goodwill arising from the acquisition of vivoPharm relates to expected growth and synergies, as well as an assembled workforce. Goodwill is not deductible for income tax purposes.

The acquisition method of accounting requires extensive use of estimates and judgments to allocate the consideration transferred to the identifiable tangible and intangible assets acquired and liabilities assumed. Accordingly, the allocation of the consideration transferred is preliminary and will be adjusted upon completion of the final valuation of the assets acquired and liabilities assumed. The final valuation is expected to be completed as soon as practicable but no later than twelve months after the closing date of the acquisition. As of December 31, 2017, the valuation of the lab supplies, deferred revenue and deferred taxes is provisional.

The Company made revisions to the preliminary valuation of certain assets and liabilities acquired which decreased lab supplies by approximately $908,000, decreased prepaid expenses and other current assets by approximately $41,000, decreased fixed assets by approximately $184,000, decreased intangible assets by approximately $3,854,000, increased goodwill by approximately $3,831,000, increased deferred rent and other by approximately $222,000 and decreased capital lease obligations by $41,000.

The estimated allocation of the purchase price as of August 15, 2017 consists of the following (in thousands):

Amount
Cash	$544
Accounts receivable	905
Lab supplies	350
Prepaid expenses and other current assets	60
Fixed assets	765
Intangible assets	3,160
Goodwill	5,960
Accounts payable	(913)
Deferred revenue	(814)
Deferred rent and other	(222)
Obligations under capital lease	(76)
Total purchase price	$9,719

The following table provides certain pro forma financial information for the Company as if the acquisition of vivoPharm discussed above occurred on January 1, 2016 (in thousands except per share amounts):

	Unaudited Year Ended December 31,
	2017	2016
Revenue	$32,880	$31,981
Net income (loss)	(20,961)	(16,493)

Basic and dilutive net loss per share	$(0.92)	$(0.87)

The pro forma numbers above are derived from historical numbers of the Company and vivoPharm and reflect adjustments for pro forma amortization and certain operating expenses. The Company's results of operations for the year ended December 31, 2017 include the operations of vivoPharm from August 15, 2017, with revenues of approximately $2,717,000. The net income (loss) of vivoPharm cannot be determined, as its operations were integrated with Cancer Genetics.

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

2017 Offering

On December 8, 2017, we sold 3,500,000 shares of our common stock and warrants to purchase 3,500,000 shares of common stock in a public offering (“2017 Offering”). The offering resulted in gross proceeds of $7.0 million. The 2017 Offering warrants have an exercise price of $2.35 per share of common stock. In addition, we issued warrants to purchase an aggregate of 175,000 shares of common stock at $2.50 per share to the placement agent (“Wainwright Warrants”). Subject to certain ownership limitations, these warrants will be initially exercisable 6 months from the issuance date and are exercisable for 12 months from the initial exercise date.

Common Stock Purchase Agreement with Aspire Capital

On August 14, 2017, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that Aspire Capital is committed to purchase up to an aggregate of $16 million of our common stock (the “Purchase Shares”) from time to time over the term of the Purchase Agreement. Aspire Capital made an initial purchase of 1,000,000 Purchase Shares (the “Initial Purchase”) at a purchase price of $3.00 per share on the commencement date of the agreement.

After the commencement date, on any business day over the 24-month term of the Purchase Agreement, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”) directing Aspire Capital to purchase up to 33,333 Purchase Shares per business day, provided that Aspire Capital will not be required to buy Purchase Shares pursuant to a Purchase Notice that was received by Aspire Capital on any business day on which the last closing trade price of our common stock on the NASDAQ Capital Market is below $3.00. The Company and Aspire Capital also may mutually agree to increase the number of shares that may be sold to as much as an additional 2,000,000 Purchase Shares per business day. The Purchase Agreement provides for a purchase price per Purchase Share of $3.00. As consideration for entering into the Purchase Agreement, we issued 320,000 shares of our common stock to Aspire Capital (“Commitment Shares”).

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

Our net proceeds will depend on several factors, including the frequency of our sales of Purchase Shares to Aspire Capital and the frequency at which the last closing trade price of our common stock is below $3.00, subject to a maximum of $16 million in gross proceeds, including the Initial Purchase. Our delivery of Purchase Notices will be made subject to market conditions, in light of our capital needs from time to time and under the limitations contained in the Purchase Agreement. We currently intend to use the net proceeds from sales of Purchase Shares for general corporate purposes and working capital requirements.

As of December 31, 2017, the Company has sold 1,000,000 shares under this agreement at $3.00 per share, resulting in proceeds of approximately $2,965,000, net of offering costs of approximately $35,000. The Company has also issued 320,000 shares as consideration for entering into the Purchase Agreement. The Company has not deferred any offering costs associated with this agreement. Due to the price of the Company’s stock being lower than the $3.00 per share, the Company does not expect to sell more shares under the Purchase Agreement in the foreseeable future.

Note 2. Going Concern

At December 31, 2017, our cash position and history of losses required management to assess our ability to continue operating as a going concern, according to Financial Accounting Standards Board Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The Company does not have sufficient cash at December 31, 2017 to fund normal operations for the next twelve months. In addition, the Company is in violation of certain financial covenants under its debt agreements at December 31, 2017, January 31, 2018, February 28, 2018 and March 31, 2018. The Company's ability to continue as a going concern is dependent on the Company's ability to obtain a waiver of its financial covenant violations, raise additional equity or debt capital or spin-off non-core assets to raise additional cash. These factors raise substantial doubt about the Company's ability to continue as a going concern.

We have hired Raymond James & Associates, Inc. as our financial advisor to assist with evaluating strategic alternatives. Such alternatives could include raising more capital, the acquisition of another company and/or complementary assets, the sale of the Company or another type of strategic partnership. We can provide no assurances that our current actions will be successful or that additional sources of financing with be available to us on favorable terms, if at all.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3. Significant Accounting Policies

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
Foreign currency: We translate the financial statements of our foreign subsidiaries, which have a functional currency in the respective country’s local currency, to U.S. dollars using month-end exchange rates for assets and liabilities and average exchange rates for revenue, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Gains and losses resulting from foreign currency transactions that are denominated in currencies other than the entity's functional currency are included within the consolidated statements of operations and other comprehensive loss and were not significant during 2017 or 2016.
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

Restricted cash: Represents cash held at financial institutions which we may not withdraw and which collateralizes certain of our financial commitments. All of our restricted cash is invested in interest bearing certificates of deposit. At December 31, 2017 and 2016, our restricted cash collateralizes a $350,000 and $300,000, respectively, letter of credit in favor of our landlord, pursuant to the terms of the lease for our Rutherford facility.
Revenue recognition: The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, as well as SEC Staff Accounting Bulletin 104, for its Biopharma and Discovery Services, and ASC 954-605, Health Care Entities, Revenue Recognition for its Clinical Services. These standards generally require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. In determining whether the price is fixed or determinable, we consider payment limits imposed by insurance carriers and Medicare, and the amount of revenue recorded takes into account the historical percentage of revenue we have collected for each type of test for each payor category. Periodically, an adjustment is made to Clinical Services revenue to record differences between our anticipated cash receipts from third parties, such as insurance carriers and Medicare, and actual receipts from such payors. These adjustments primarily relate to contractual allowances and discount and were not significant for the year ended December 31, 2016. For the year ended December 31, 2017, the Company recorded an adjustment of approximately $1,640,000. For some Clinical Service and Biopharma customers billed directly, revenue is recorded based upon the contractually agreed upon fee schedule. When assessing collectability, we consider whether we have sufficient payment history to reliably estimate a payor’s individual payment patterns. We do not bill customers for shipping and handling fees, other than reimbursement of such expenses we incur on behalf of our Biopharma clients, and we do not collect any sales or other taxes from customers.
Accounts receivable: Accounts receivable are carried at net realizable value, which is the original invoice amount less an estimate for contractual adjustments, discounts and doubtful receivables, the amounts of which are determined by an analysis of individual accounts. Our policy for assessing the collectability of receivables is dependent upon the major payor source of the underlying revenue. For Biopharma and Discovery clients, an assessment of credit worthiness is performed prior to initial engagement and is reassessed periodically. If deemed necessary, an allowance is established on receivables from direct bill clients. For Clinical Services clients, we record revenues and related receivables when the testing process is complete and the results are reported. Revenue is recorded at the expected price, taking into account the patient's ability to pay, as well as anticipated discounts, adjustments and/or contractual allowances, as applicable. After reasonable collection efforts are exhausted, amounts deemed to be uncollectible are written off against the allowance for doubtful accounts. Since the Company only recognizes revenue to the extent it expects to collect such amounts, bad debt expense related to receivables from patient service revenue is recorded in general and administrative expense in the consolidated statements of operations. Recoveries of accounts receivable previously written off are recorded when received. For the 2017 calendar year, the Company, as part of its evaluation of outstanding accounts receivable, determined that a substantial amount of its receivables will not likely be collectible. Accordingly, the Company recorded approximately $5,278,000 of bad debt expenses in its Consolidated Statements of Operations and Other Comprehensive Loss during the year ended December 31, 2017. While the Company continues with its collections efforts on all claims, the Company has determined most of its challenges in cash collections is related to the acquisition of Response Genetics, some dating back to 2015 and 2016, and was associated with the integration of invoices into CGI’s billing platform. These invoices were deemed uncollectible due to delays in filing its claims, the demands by payors for copies of patient medical records or diagnosis codes which has been difficult to obtain, among other reasons that payors have declined to reimburse the Company for its services. In addition, the Company has experienced low collection rates for its next generation sequencing tests due to the lack of coverage for certain of our next generation sequencing tests by Medicare and most third-party managed care plans, along with challenges in the integration of the lab management system in its Los Angeles laboratory facility into the Company’s billing system, resulting in lower collections from third-party payors.
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

Goodwill: Goodwill resulted from the purchases of Gentris Corporation (“Gentris”) and BioServe Biotechnologies (India) Pvt. Ltd. (“BioServe”) in 2014, the purchase of certain assets of Response Genetics, Inc. (“Response Genetics”) in 2015 and the purchase of vivoPharm in 2017, as discussed in Note 1. In accordance with ASC 350, Intangibles - Goodwill and Other, we are required to test goodwill for impairment and adjust for impairment losses, if any, at least annually and on an interim basis if an event or circumstance indicates that it is likely impairment has occurred. Our annual goodwill impairment testing date is October 1 of each year. No such losses were incurred during the years ended December 31, 2017 and 2016.

Goodwill (in thousands)
Balance, December 31, 2015 and 2016	$12,029
Purchased through acquisition of vivoPharm	5,960
Foreign currency translation adjustment	3
Balance, December 31, 2017	$17,992
Financing fees: Financing fees are amortized using the effective interest method over the term of the related debt. Debt is recorded net of unamortized debt issuance costs.
Warrant liability: We had issued certain warrants that contained an exercise price adjustment feature in the event we issued additional equity instruments at a price lower than the exercise price of the warrant. These warrants expired unexercised during the year ended December 31, 2016. We issued warrants during the 2016 Offerings and that 2017 Offering that contain a contingent net cash settlement feature. We also issued warrants that are subject to a 20% reduction if we achieve certain financial milestones as part of our 2017 debt refinancing described in Note 7. All of these warrants are described herein as derivative warrants. We account for these derivative warrants as liabilities. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the binomial lattice, Black-Scholes and Monte Carlo valuation pricing models with the assumptions as follows: The risk-free interest rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve. The expected life of the warrants is based upon the contractual life of the warrants. We use the historical volatility of our common stock and the closing price of our shares on the NASDAQ Capital Market.
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
Income taxes: Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred income taxes. Deferred income taxes are recognized for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred income taxes are also recognized for net operating loss (“NOLs”) carryforwards that are available to offset future taxable income and research and development credits.

On December 22, 2017, the U.S. federal government enacted legislation commonly referred to as the “Tax Cuts and Jobs Act” (the “TCJA”). The TCJA makes widespread changes to the Internal Revenue Code, including, among other items, the introduction of a new international “Global Intangible Low-Taxed Income” (“GILTI”) regime effective January 1, 2018. Companies may adopt one of two views in regards to establishing deferred taxes in accordance with the new GILTI regime under ASC 740. Companies may account for the effects of GILTI either (1) in the period the entity becomes subject to GILTI, or (2) establish deferred taxes (similar to the guidance that currently exists with respect to basis differences that will reverse under current Subpart F rules) for basis differences that upon reversal will be subject to GILTI. We have elected to account for GILTI in the period we become subject to GILTI.

Pursuant to the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No.118 (“SAB 118”), the Company is allowed a measurement period of up to one year after the enactment date of the TCJA to finalize the recording of the related tax impacts. While we have not yet completed our assessment of the effects of the TCJA, we are able to determine reasonable estimates for the impacts of certain key items, thus we have reported provisional amounts for these items. The Company will continue to calculate the impact of the TCJA and will record any resulting tax adjustments during 2018, prior to the permitted remeasurement date. On a provisional basis, the Company is electing to use tax NOLs to offset any inclusion to U.S. taxable income prescribed by the guidance in new Internal Revenue Code Section 965 (“Section 965”). Given the availability to use NOLs to offset this income inclusion, at this time the Company does not expect to pay any one-time transition tax over the eight-year installment period as prescribed by Section 965. This conclusion is subject to change as we refine the provisional estimate of our total post-1986 E&P, cash position and other related calculations.
Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have established a full valuation allowance on our deferred tax assets as of December 31, 2017 and 2016; therefore, we have not recognized any tax benefit or expense in the periods presented.
ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from uncertain tax positions may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2017 and 2016 we had no uncertain tax positions.
Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. There is no accrual for interest or penalties on our consolidated balance sheets at December 31, 2017 or 2016, and we have not recognized interest and/or penalties in the Consolidated Statements of Operations and Other Comprehensive Loss for the years ended December 31, 2017 or 2016.
Patents and other intangible assets: We account for intangible assets under ASC 350-30. Patents consisting of legal fees incurred are initially recorded at cost. We have also acquired patents that are initially recorded at fair value. Patents are amortized over the useful lives of the assets, using the straight-line method. Certain patents are in the legal application process and therefore are not currently being amortized. We review the carrying value of patents at the end of each reporting period. Based upon our review, there were no patent impairments in 2017 or 2016.
Other intangible assets consist of software acquired with Response Genetics and vivoPharm’s customer list and trade name, which are all amortized using the straight-line method over the estimated useful lives of the assets, which range from three to ten years.
Research and development: Research and development costs associated with service and product development include direct costs of payroll, employee benefits, stock-based compensation and supplies and an allocation of indirect costs including rent, utilities, depreciation and repairs and maintenance. All research and development costs are expensed as they are incurred.
Stock-based compensation: Stock-based compensation is accounted for in accordance with the provisions of ASC 718, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. See additional information in Note 13.
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
Fair value of financial instruments: The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their estimated fair values due to the short term maturities of those financial instruments. The fair value of warrants recorded as derivative liabilities and the note payable to VenturEast are described in Notes 15 and 16.

Joint venture accounted for under the equity method: The Company records its joint venture investment following the equity method of accounting, reflecting its initial investment in the joint venture and its share of the joint venture’s net earnings or losses and distributions. The Company’s share of the joint venture’s net loss was approximately $22,000 and $73,000 for the years ended December 31, 2017 and 2016, respectively, and is included in research and development expense on the Consolidated Statements of Operations and Other Comprehensive Loss. The Company has a net receivable due from the joint venture of approximately $10,000 at both December 31, 2017 and 2016, which is included in other assets in the Consolidated Balance Sheets. See additional information in Note 18.
Subsequent events: We have evaluated potential subsequent events through the date the financial statements were issued.

Recent Accounting Pronouncements: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. As issued and amended, ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. We adopted this guidance as of January 1, 2018, utilizing the modified retrospective transition method only with respect to contracts that were not completed as of January 1, 2018. The adoption changes our policies for recognizing revenue for performance obligations fulfilled over time in the Biopharma Services and Discovery Services areas. This transition adjustment is expected to reduce the opening balance of accumulated deficit by less than $3.0 million as of January 1, 2018 and increase deferred revenue associated with Biopharma Services and Discovery Services by up to $2.0 million and $1.0 million, respectively. In our Clinical Services area, the majority of the amounts historically classified as a provision for bad debts related to patient responsibility and will be considered an implicit price concession in determining net revenue under ASC 606. Accordingly, we will report uncollectible balances associated with individual patients as a reduction in the transaction price, and therefore, as a reduction in net revenues when historically these amounts were classified as bad debt expense within selling, general and administrative expenses. Pursuant to our adoption of the standard we also anticipate expanding our disclosures relating to revenue recognition, assets and liabilities relating to contracts with customers, the nature of our performance obligations and the manner by which we determine and allocate transaction prices and variable consideration to our performance obligations, and the significant judgments inherent in our revenue recognition policies. We also anticipate implementing enhancements to our internal controls to support our ability to sustain compliance with the standard after adoption.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” which provides guidance for accounting for leases. Under ASU 2016-02, the Company will be required to recognize the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We plan to adopt this guidance on the effective date. We are currently evaluating the impact the provisions will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance on statement of cash flow presentation for eight specific cash flow issues where diversity in practice exists. We will adopt this guidance as of January 1, 2018. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash,” clarifying the treatment of restricted cash accounts on the statements of cash flows. ASU 2016-18 indicates that restricted cash accounts should be included with cash and cash equivalents when reconciling the beginning of year and end of year total amounts shown on the statements of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017. We will adopt this guidance as of January 1, 2018. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) “Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The updated standard is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. We will adopt this guidance as of January 1, 2018. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): “Simplifying the Accounting for Goodwill Impairment,” which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual periods beginning after December

15, 2019, and interim periods within those annual periods. Early adoption is permitted and applied prospectively. We do not expect ASU 2017-04 to have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): “Scope of Modification Accounting.” This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The ASU is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. We will adopt this guidance as of January 1, 2018. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): “(Part 1) Accounting for Certain Financial Instruments with Down Round Features (Part 2) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.” This guidance changes the methodology for determining the liability or equity classification of certain financial instruments with a down round feature and clarifies existing disclosure requirements for equity-classified instruments, among other things. The revised guidance is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted and applied retrospectively. We plan to adopt the guidance on its effective date and do not expect it to have a material impact on our consolidated financial statements.
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
Basic net loss and diluted net loss per share data were computed as follows (in thousands, except per share amounts):

	2017	2016
Numerator:
Net (loss) for basic and dilutive earnings per share	$(20,880)	$(15,803)
Denominator:
Weighted-average basic and dilutive common shares outstanding	20,663	15,861
Basic and dilutive net loss per share	$(1.01)	$(1.00)
The following table summarizes potentially dilutive adjustments to the weighted average number of common shares which were excluded from the calculation (in thousands):

	2017	2016
Common stock purchase warrants	10,055	7,033
Stock options	2,844	2,198
Restricted shares of common stock	705	80
	13,604	9,311

Note 4. Revenue and Accounts Receivable

Revenue by service type for each of the years ended December 31 is comprised of the following (in thousands):

	2017	2016
Biopharma Services	$14,629	$15,321
Clinical Services	10,774	10,651
Discovery Services	3,718	1,077
	$29,121	$27,049

The table above includes approximately $2,717,000 of Discovery Services revenue from our acquisition of vivoPharm for the year ended December 31, 2017.
Accounts receivable by service type at December 31, 2017 and 2016 consists of the following (in thousands):

	2017	2016
Biopharma Services	$3,746	$3,683
Clinical Services	12,205	8,972
Discovery Services	1,546	480
Allowance for doubtful accounts	(6,539)	(1,387)
	$10,958	$11,748

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

	2017	2016
Medicare	12%	14%
Other insurers	20%	20%
Other healthcare facilities	5%	5%
Total Clinical Services	37%	39%
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
The top five test ordering clients during 2017 and 2016 accounted for 38% and 31%, respectively, of our testing volumes. During the year ended December 31, 2017, one Biopharma client accounted for approximately 11% of our revenue. During the year ended December 31, 2016, one Biopharma client accounted for approximately 16% of our revenue.

Note 5. Other Current Assets

At December 31, 2017 and 2016, other current assets consisted of the following (in thousands):

	2017	2016
Inventory	$144	$146
Lab supplies	1,690	1,301
Prepaid expenses	873	727
	$2,707	$2,174

Note 6. Lease Commitments

We lease our laboratory, research facility and administrative office space under various operating leases. We have approximately 17,900 square feet of office and laboratory space in Rutherford, New Jersey, 24,900 square feet in Morrisville, North Carolina, 19,100 square feet in Los Angeles, California, 5,800 square feet in Hershey, Pennsylvania, 10,000 square feet in Hyderabad, India, and 1,959 square feet in Bundoora, Australia. For 2016 and a portion of 2017, we also had 2,700 square feet in Shanghai, China, which was vacated in July 2017. We have escalating lease agreements for our New Jersey, North Carolina, Pennsylvania and Australia spaces, which expire February 2023, May 2020, November 2020 and July 2021, respectively. These leases require monthly rent with periodic rent increases that vary from $0.15 to $0.83 per square foot of the rented premises per year. The difference between minimum rent and straight-line rent is recorded as deferred rent payable. The terms of our New Jersey lease require that a $350,000 security deposit for the facility be held in a stand by letter of credit in favor of the landlord (see Note 8).

We acquired office and scientific equipment under long term leases which have been capitalized at the present value of the minimum lease payments. The equipment under these capital leases had a cost of $1,453,797 and accumulated depreciation of $342,454, as of December 31, 2017.

Minimum future lease payments under all capital and operating leases as of December 31, 2017 are as follows (in thousands):

	Capital Leases	Operating Leases	Total
December 31,
2018	$363	$1,583	$1,946
2019	342	1,275	1,617
2020	196	1,079	1,275
2021	112	717	829
2022	13	565	578
Thereafter	—	94	94
Total minimum lease payments	$1,026	$5,313	$6,339
Less amount representing interest	130
Present value of net minimum obligations	896
Less current obligation under capital lease	272
Long-term obligation under capital lease	$624

Rent expense for the years ended December 31, 2017 and 2016 was approximately $1.79 million and $1.71 million, respectively.

Note 7. Bank Term Note and Line of Credit

At December 31, 2016, we had a term note with Silicon Valley Bank (“SVB”) that required monthly principal payments of approximately $167,000 and interest at the Wall Street Journal prime rate plus 2%, with a floor of 5.25% (5.75% at December 31, 2016) (“SVB Term Note”). An additional deferred interest payment of $180,000 was due at payoff. At December 31, 2016, the principal balance of the SVB Term Note was $4,666,667.

On March 22, 2017, we refinanced our debt with SVB, by repaying the SVB Term Note, which was scheduled to mature in April 2019, and entered into a new two year asset-based revolving line of credit agreement. The new SVB credit facility provides for an asset-based line of credit (“ABL”) for an amount not to exceed the lesser of (a) $6.0 million or (b) an amount equal to 80% of eligible accounts receivable plus the lesser of 50% of the net collectible value of third party accounts receivable or three times the average monthly collection amount of third party accounts receivable over the previous quarter. The ABL requires monthly interest payments at the Wall Street Journal prime rate plus 1.5% (6.0% at December 31, 2017) and matures on March 22, 2019. We paid to SVB a $30,000 commitment fee at closing and will pay a fee of 0.25% per year on the average unused portion of the ABL. At December 31, 2017, the ABL had a principal balance of $4,136,907, which is the maximum amount allowed based on eligible accounts receivable.

We concurrently entered into a new three year $6.0 million term loan agreement (“PFG Term Note”) with Partners for Growth IV, L.P. (“PFG”). The PFG Term Note is an interest only loan with the full principal and any outstanding interest due at maturity on March 22, 2020. Interest is payable monthly at a rate of 11.5% per annum, with the possibility of reducing to 11.0% in 2018 based on achieving certain financial milestones set forth by PFG. We may prepay the PFG Term Note in whole or part at any time without penalty. We paid PFG a commitment fee of $120,000 at closing. At December 31, 2017, the PFG Term Note had a principal balance of $6,000,000.

Both loan agreements require us to comply with certain financial covenants, including minimum adjusted EBITDA, revenue and liquidity covenants, and restrict us from, among other things, paying cash dividends, incurring debt and entering into certain transactions without the prior consent of the lenders. Repayment of amounts borrowed under the new loan agreements may be accelerated if an event of default occurs, which includes, among other things, a violation of such financial covenants and negative covenants. As of December 31, 2017, January 31, 2018, February 28, 2018 and March 31, 2018, we were in violation of certain financial covenants. We are in discussion with PFG and SVB to amend the terms of the loan agreement which would, among other modifications, cure the default and reset the financial covenants.

Our obligations to SVB under the ABL facility are secured by a first priority security interest on substantially all of our assets, and our obligations under the PFG Term Note are secured by a second priority security interest subordinated to the SVB lien.
In connection with the PFG Term Note, we issued seven year warrants to the lenders to purchase an aggregate of 443,262 shares of our common stock at an exercise price of $2.82 per share, valued at $1,004,000. This amount has been recorded as a derivative warrant liability (see Note 14). The number of warrants may be reduced by 20% subject to us achieving certain financial milestones set forth by PFG.

The following is a summary of long-term debt as of December 31 (in thousands):

	2017	2016
SVB Term Note, repaid in 2017	$—	$4,667
PFG Term Note	6,000	—
Less unamortized debt issuance costs	—	13
Term note, net	6,000	4,654
Less current maturities	$6,000	$2,000
Long-term portion	$—	$2,654

At December 31, 2017, the principal amount of the PFG Term Note of $6,000,000 was due in 2020; however, due to the financial covenant violations, the debt is now considered due on demand and has been reclassified as a current liability. As a result of these violations, we also recorded additional interest expense of approximately $220,000 to fully amortize debt issuance costs on the PFG Term Note and the ABL, as well as approximately $796,000 of interest expense to accrete the remaining discount on debt.

Note 8. Letter of Credit

We maintain a $350,000 letter of credit in favor of our landlord pursuant to the terms of the lease for our Rutherford facility. At December 31, 2017 and 2016, the letter of credit was fully secured by the restricted cash disclosed on our Consolidated Balance Sheets.

Note 9. Fixed Assets

Fixed assets are summarized by major classifications as follows (in thousands):

	2017	2016
Equipment	$11,030	$9,094
Furniture and fixtures	1,751	1,068
Leasehold improvements	924	932
	13,705	11,094
Less accumulated depreciation	(8,155)	(6,356)
Net fixed assets	$5,550	$4,738

Note 10. Patents and Other Intangible Assets

Patents and other intangible assets consist of the following at December 31, 2017 and 2016:

			Weighted-Average
			Remaining
	(in thousands)	(in thousands)	Amortization
	2017	2016	Period
Patents	$1,769	$1,643	5 years
Software	446	446	1 year
Customer list - vivoPharm acquisition	2,738	—	10 years
Trade name - vivoPharm acquisition	477	—	10 years
	5,430	2,089
Less accumulated amortization	(952)	(586)
Net patent and other intangible assets	$4,478	$1,503
The customer list and trade name in the table above include foreign currency translation gains of approximately $38,000 and $17,000, respectively, at December 31, 2017.
Future amortization expense for legally approved patents (excluding patent applications in progress of approximately $570,000 as of December 31, 2017) and other intangible assets, is estimated as follows (in thousands):

2018	$522
2019	472
2020	461
2021	458
2022	439
2023 and thereafter	1,556
Total	$3,908

Note 11. Income Taxes

On December 22, 2017, the U.S. federal government enacted legislation commonly referred to as the “Tax Cuts and Jobs Act” (the “TCJA”). The TCJA makes widespread changes to the Internal Revenue Code, including, among other things, a reduction in the federal corporate tax rate from 35% to 21%, effective January 1, 2018. The carrying value of deferred tax assets and liabilities is also determined by the enacted U.S. corporate income tax rate. Consequently, the U.S. corporate tax rate will impact the carrying value of our deferred tax assets and liabilities. Under the new corporate tax rate of 21%, deferred income tax assets, net of deferred tax liabilities have decreased by $15.2 million. There is no net effect of the tax reform enactment on the consolidated financial statements as of December 31, 2017 due to full valuation allowance on the net deferred tax assets.

The provision (benefit) for income taxes for the years ended December 31, 2017 and 2016 differs from the approximate amount of income tax benefit determined by applying the U.S. federal income tax rate to pre-tax loss, due to the following:

	For the Year Ended December 31, 2017		For the Year Ended December 31, 2016
	Amount (in thousands)	% of Pretax Loss	Amount (in thousands)	% of Pretax Loss
Income tax benefit at federal statutory rate	$(8,036)	35.0%	$(5,531)	35.0%
State tax provision, net of federal tax benefit	(707)	3.1%	(777)	4.9%
Tax credits	(545)	2.4%	(342)	2.2%
Stock based compensation	2,333	(10.2)%	206	(1.3)%
Derivative warrants	687	(3.0)%	(534)	3.4%
Change in valuation allowance	(11,551)	50.3%	7,459	(47.2)%
Foreign operations	15	(0.1)%	251	(1.6)%
Remeasurement of deferred taxes under TCJA	15,205	(66.2)%	—	—%
Other	520	(2.3)%	(732)	4.6%
Income tax (benefit) provision	$(2,079)	9.0%	$—	—%
In February 2017, we sold $18,177,059 of gross State of New Jersey NOL’s relating to the 2014 and 2015 tax years as well as $167,572 of state research and development tax credits, resulting in the receipt of approximately $970,000, net of expenses. In December 2017, we sold $15,876,736 of gross State of New Jersey NOL’s relating to the 2011 and 2016 tax years as well as $523,385 of state research and development tax credits, resulting in the receipt of approximately $1,109,000, net of expenses.
We transferred the NOL carryforwards through the Technology Business Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority.
Approximate deferred taxes consist of the following components as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$23,135	$32,273
Accruals and reserves	2,656	1,829
Non-qualified stock options	1,052	3,882
Research and development tax credits	1,876	1,331
Derivative warrant liability	17	26
Investment in joint venture	161	250
Other	5	8
Total deferred tax assets	28,902	39,599
Less valuation allowance	(27,083)	(38,634)
Net deferred tax assets	1,819	965
Deferred tax liabilities
Fixed assets	(379)	(401)
Goodwill and intangible assets	(1,440)	(564)
Net deferred taxes	$—	$—

Due to a history of losses we have generated since inception, we believe it is more-likely-than-not that all of the deferred tax assets will not be realized as of December 31, 2017 and 2016. Therefore, we have recorded a full valuation allowance on our deferred tax assets. We have net operating loss carryforwards for federal income tax purposes of approximately $99 million as of December 31, 2017. The net operating loss carryforwards will begin to expire in 2027. Utilization of these carryforwards is subject to limitation due to ownership changes that may delay the utilization of a portion of the carryforwards.

Note 12. Capital Stock

2016 Offerings

May Offering

On May 25, 2016, we sold 2,467,820 shares of common stock in a public offering and warrants to purchase 1,233,910 shares of common stock in a concurrent private placement. These offerings resulted in gross proceeds of $5 million. We sold 2,150,000 shares of common stock and warrants to purchase 1,075,000 shares of common stock to certain institutional investors at a combined offering price of $2.00 per common share, and our Chairman of the Board, John Pappajohn, purchased 317,820 shares of common stock and warrants to purchase 158,910 shares of common stock at a combined offering price of $2.2025 per common share. In addition, we issued warrants to purchase an aggregate of 123,391 shares of common stock to the placement agent. Subject to certain ownership limitations, the warrants were initially exercisable commencing six months from the issuance date at an exercise price equal to $2.25 per share of common stock. The warrants are exercisable for five years from the initial exercise date. These warrants include a contingent net cash settlement feature, as described further in Note 14.

September Offering

On September 14, 2016, we sold 2,750,000 shares of common stock in a public offering and warrants to purchase 1,375,000 shares of common stock in a concurrent private placement at a combined price of $2.00 per common share. These offerings resulted in gross proceeds of $5.5 million. In addition, we issued warrants to purchase an aggregate of 137,500 shares of common stock to the placement agent. Subject to certain ownership restrictions, the warrants will be initially exercisable six months from the issuance date at an exercise price of $2.25 per share of common stock. The warrants are exercisable for five years from the initial exercise date. These warrants include a contingent net cash settlement feature, as described further in Note 14.

2017 Offering

On December 8, 2017, we sold 3,500,000 shares of our common stock and warrants to purchase 3,500,000 shares of common stock in a public offering (“2017 Offering”). The offering resulted in gross proceeds of $7.0 million. The 2017 Offering warrants have an exercise price of $2.35 per share of common stock. In addition, we issued warrants to purchase an aggregate of 175,000 shares of common stock at $2.50 per share to the placement agent (“Wainwright Warrants”). Subject to certain ownership limitations, these warrants will be initially exercisable 6 months from the issuance date and are exercisable for 12 months from the initial exercise date. These warrants include a contingent net cash settlement feature, as described further in Note 14.

Common Stock Purchase Agreement with Aspire Capital

On August 14, 2017, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that Aspire Capital is committed to purchase up to an aggregate of $16 million of our common stock (the “Purchase Shares”) from time to time over the term of the Purchase Agreement. Aspire Capital made an initial purchase of 1,000,000 Purchase Shares (the “Initial Purchase”) at a purchase price of $3.00 per share on the commencement date of the agreement.

After the commencement date, on any business day over the 24-month term of the Purchase Agreement, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”) directing Aspire Capital to purchase up to 33,333 Purchase Shares per business day, provided that Aspire Capital will not be required to buy Purchase Shares pursuant to a Purchase Notice that was received by Aspire Capital on any business day on which the last closing trade price of our common stock on the NASDAQ Capital Market is below $3.00. The Company and Aspire Capital also may mutually agree to increase the number of shares that may be sold to as much as an additional 2,000,000 Purchase Shares per business day. The Purchase Agreement provides for a purchase price per Purchase Share of $3.00. As consideration for entering into the Purchase Agreement, we issued 320,000 shares of our common stock to Aspire Capital (“Commitment Shares”).

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

Our net proceeds will depend on several factors, including the frequency of our sales of Purchase Shares to Aspire Capital and the frequency at which the last closing trade price of our common stock is below $3.00, subject to a maximum of $16 million in gross proceeds, including the Initial Purchase. Our delivery of Purchase Notices will be made subject to market conditions, in light of our capital needs from time to time and under the limitations contained in the Purchase Agreement.

As of December 31, 2017, the Company has sold 1,000,000 shares under this agreement at $3.00 per share, resulting in proceeds of approximately $2,965,000, net of offering costs of approximately $35,000. The Company has also issued 320,000 shares as consideration for entering into the Purchase Agreement. The Company has not deferred any offering costs associated with this agreement. Due to the price of the Company’s stock being lower than the $3.00 per share, the Company does not expect to sell more shares under the Purchase Agreement in the foreseeable future.

Stock Issued to Consultants

On October 24, 2016, we issued 50,000 shares of common stock to Maxim, LLC (“Maxim”) at a value of $1.50 per common share in exchange for consulting services. On October 3, 2017, we issued 2,000 shares of common stock to another consultant at a value of $2.65 per common share.

Preferred Stock

We are currently authorized to issue up to 9,764,000 shares of preferred stock. As of December 31, 2017 and 2016, no shares of preferred stock were outstanding.

Note 13. Stock-Based Compensation

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

At December 31, 2017, 359,776 shares remain available for future awards under the 2011 Plan and 134,354 shares remain available for future awards under the 2008 Plan.
As of December 31, 2017, no stock appreciation rights and 363,334 shares of restricted stock had been awarded under the Stock Option Plans.

A summary of employee and non-employee stock option activity for the years ended December 31, 2017 and 2016 is as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares (in thousands)	Weighted- Average Exercise Price
Outstanding January 1, 2016	1,961	$10.55	7.68	$—
Granted	417	1.95
Cancelled or expired	(180)	8.44
Outstanding December 31, 2016	2,198	$9.09	7.04	$—
Granted	902	2.85
Exercised	(3)	2.23
Cancelled or expired	(253)	10.34
Outstanding December 31, 2017	2,844	$7.00	6.96	$4
Exercisable, December 31, 2017	1,714	$9.07	5.72	$2
Aggregate intrinsic value represents the difference between the fair value of our common stock and the exercise price of outstanding, in-the-money options. We received $6,500 from the exercise of options during the year ended December 31, 2017. During the year ended December 31, 2016, no options were exercised.
As of December 31, 2017, total unrecognized compensation cost related to non-vested stock options granted to employees was $2,506,099, which we expect to recognize over the next 2.2 years.

The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model requires us to make assumptions and judgments about the variables used in the calculation, including the expected term (the period of time that the options granted are expected to be outstanding), the volatility of our common stock, a risk-free interest rate, and expected dividends. Effective January 1, 2017, we adopted ASU 2016-09, which permits us to record forfeitures of unvested stock options when they occur. The adoption, along with the remaining provisions of ASU 2016-09, did not have a material impact on our consolidated financial statements. Prior to 2017, we estimated forfeitures of unvested stock options, and to the extent actual forfeitures differed from the estimate, the difference was recorded as a cumulative adjustment in the period the estimate was revised. No compensation cost is recorded for options that do not vest. We use the simplified calculation of expected life described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, and volatility is based on the historical volatility of our common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. We use an expected dividend yield of zero, as we do not anticipate paying any dividends in the foreseeable future.
The following table presents the weighted-average assumptions used to estimate the fair value of options granted to employees during the periods presented:

	Year Ended December 31,
	2017	2016
Volatility	74.58%	73.86%
Risk free interest rate	1.98%	1.25%
Dividend yield	—	—
Term (years)	5.92	5.93
Weighted-average fair value of options granted during the period	$1.87	$1.26
In May 2014, we issued 200,000 options to a Director, with an exercise price of $15.89. See Note 19 for additional information. The following table presents the weighted-average assumptions used to estimate the fair value of options reaching their measurement date for non-employees during the periods presented:

	Year Ended December 31,
	2017	2016
Volatility	75.59%	74.08%
Risk free interest rate	2.24%	1.64%
Dividend yield	—	—
Term (years)	6.76	7.76
Restricted stock awards have been granted to employees, directors and consultants as compensation for services. At December 31, 2017, there was $314,481 of unrecognized compensation cost related to non-vested restricted stock granted to employees; we expect to recognize the cost over 1.3 years.
The following table summarizes the activities for our non-vested restricted stock awards for the years ended December 31, 2017 and 2016:

	Non-vested Restricted Stock Awards
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2016	121	$8.25
Granted	18	1.81
Vested	(57)	8.99
Forfeited/cancelled	(2)	9.02
Non-vested at December 31, 2016	80	$6.30
Granted	70	3.26
Vested	(57)	5.73
Forfeited/cancelled	(2)	11.36
Non-vested at December 31, 2017	91	$4.21
The following table presents the effects of stock-based compensation related to stock option and restricted stock awards to employees and non-employees on our Consolidated Statements of Operations and Other Comprehensive Loss during the periods presented (in thousands):

	Year Ended December 31,
	2017	2016
Cost of revenues	$346	$290
Research and development	133	172
General and administrative	1,299	1,446
Sales and marketing	117	108
Total stock-based compensation	$1,895	$2,016

Note 14. Warrants
Prior to 2016, we issued certain warrants containing an exercise price adjustment (identified as Financing under the heading “derivative” in the table below). For these warrants, in the event new equity instruments were issued at a price lower than the exercise price of the warrant, the exercise price would be adjusted to the new equity instruments issued (price adjustment feature). These warrants were initially recorded as a warrant liability, with any subsequent change in their fair value recognized in earnings until the warrants were exercised, amended or expired. At December 31, 2016, all of these warrants had either been exercised or expired. During 2016 and 2017, we issued warrants containing a contingent net cash settlement feature (identified as 2016 Offerings and 2017 Offering, respectively, under the heading “derivative” in the table below). These warrants are recorded as a warrant liability, and all subsequent changes in their fair value are recognized in earnings until they are exercised, amended or expired. During 2017, we issued warrants that are subject to a 20% reduction if we achieve certain financial milestones as part of our debt refinancing in March 2017 (identified as 2017 Debt under the heading “derivative” in the table below). These warrants are recorded as a warrant liability, and all subsequent changes in their fair value are recognized in earnings until the number of shares of common stock issuable upon exercise of the warrants becomes fixed.
A certain number of our warrants are held by Mr. Pappajohn, the Chairman of our Board of Directors and stockholder. See Note 19 for additional details on these warrants.

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

On December 1, 2016 and December 21, 2016, 37,000 and 75,294 warrants held by Mr. Pappajohn expired unexercised, respectively.

On March 22, 2017, we issued seven year warrants to the lenders to purchase an aggregate of 443,262 shares of our common stock at an exercise price of $2.82 per share in connection with the PFG Term Note. The number of warrants may be reduced by 20% subject to us achieving certain financial milestones set forth by PFG. The warrants can be net settled in common stock using the average 90-trading day price of our common stock. These warrants are defined in the table below as 2017 Debt derivative warrants.

On March 24, 2017, warrant holders exercised warrants to purchase 375,700 shares of common stock at an exercise price of $2.25 per share, resulting in proceeds of $845,325.

On March 27, 2017, warrant holders exercised warrants to purchase 214,300 shares of common stock at an exercise price of $2.25 per share, resulting in proceeds of $482,175.

On March 28, 2017, warrant holders exercised warrants to purchase 64,200 shares of common stock at an exercise price of $2.25 per share, resulting in proceeds of $144,450.

On March 28, 2017, warrant holders exercised warrants to purchase 90,063 shares of common stock at an exercise price of $2.25 per share using the net issuance exercise method whereby 45,162 shares were surrendered as payment in full of the exercise price resulting in a net issuance of 44,901 shares.

On March 30, 2017, warrant holders exercised warrants to purchase 123,700 shares of common stock at an exercise price of $2.25 per share, resulting in proceeds of $278,325.

On May 22, 2017, warrant holders exercised warrants to purchase 9,000 shares of common stock at an exercise price of $2.25 per share, resulting in proceeds of $20,250.

On August 9, 2017, warrant holders exercised warrants to purchase 25,000 shares of common stock at an exercise price of $2.25 per share, resulting in proceeds of $56,250.

On November 26, 2017, 194,007 warrants held by Mr. Pappajohn expired unexercised.

On December 8, 2017, we issued warrants to purchase 3,500,000 shares of our common stock at $2.35 per share and warrants to purchase 175,000 shares of our common stock at $2.50 per share to our placement agent, referred to below as the 2017 Offering. Subject to certain ownership limitations, the warrants will be initially exercisable 6 months from the issuance date and are exercisable for 12 months from the initial exercise date. These warrants contain a contingent net cash settlement feature and are part of derivative warrants in the table below.

The following table summarizes the warrant activity for the years ending December 31, 2017 and 2016 (in thousands, except exercise price):

Issued With / For	Exercise Price		Warrants Outstanding January 1, 2016	2016 Warrants Issued	2016 Warrants Expired	Warrants Outstanding December 31, 2016	2017 Warrants Issued	2017 Warrants Exercised	2017 Warrants Expired	Warrants Outstanding December 31, 2017
Non-Derivative Warrants:
Financing	$10.00		243	—	—	243	—	—	—	243
Financing	15.00		436	—	(75)	361	—	—	(85)	276
Debt Guarantee	15.00		233	—	(124)	109	—	—	(109)	—
Consulting	10.00		10	—	(10)	—	—	—	—	—
2015 Offering	5.00		3,450	—	—	3,450	—	—	—	3,450
	$6.00	D	4,372	—	(209)	4,163	—	—	(194)	3,969
Derivative Warrants:
Financing	$4.00	A	60	—	(60)	—	—	—	—	—
2016 Offerings	2.25	B	—	2,870	—	2,870	—	(902)	—	1,968
2017 Debt	2.82	C	—	—	—	—	443	—	—	443
2017 Offering	2.35	B	—	—	—	—	3,500	—	—	3,500
2017 Offering	2.50	B	—	—	—	—	175	—	—	175
	$2.36	D	60	2,870	(60)	2,870	4,118	(902)	—	6,086
	$3.80	D	4,432	2,870	(269)	7,033	4,118	(902)	(194)	10,055
________________________

A	These warrants are subject to fair value accounting and contain an exercise price adjustment feature.

B	These warrants are subject to fair value accounting and contain a contingent net cash settlement feature. See Note 15.

C	These warrants are subject to fair value accounting until the number of shares of common stock issuable upon exercise of the warrants becomes fixed. See Note 15.

D	Weighted average exercise prices are as of December 31, 2017.

Note 15. Fair Value of Warrants

The derivative warrants issued as part of the 2016 Offerings are valued using a probability-weighted Binomial model, while the derivative warrants issued as part of the 2017 Debt refinancing are valued using a Monte Carlo model. The derivative warrants issued in conjunction with the 2017 Offering were valued using a Black-Scholes model. The following tables summarize the assumptions used in computing the fair value of derivative warrants subject to fair value accounting at the date of issue, at December 31, 2017 and 2016, and during the years then ended.

	As of December 31, 2017	Exercised During the Year Ended December 31, 2017	As of December 31, 2016	Issued During the Year Ended December 31, 2016
2016 Offerings
Exercise price	$2.25	$2.25	$2.25	$2.25
Expected life (years)	4.08	4.78	5.06	5.50
Expected volatility	73.44%	76.24%	72.82%	74.36%
Risk-free interest rate	2.11%	1.94%	1.93%	1.30%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

	As of December 31, 2017	Issued During the Year Ended December 31, 2017
2017 Debt
Exercise price	$2.82	$2.82
Expected life (years)	6.22	7.00
Expected volatility	74.18%	74.61%
Risk-free interest rate	2.33%	2.22%
Expected dividend yield	0.00%	0.00%

	As of December 31, 2017	Issued During the Year Ended December 31, 2017
2017 Offering
Exercise price	2.36	$2.36
Expected life (years)	1.43	1.50
Expected volatility	77.55%	76.03%
Risk-free interest rate	1.83%	1.73%
Expected dividend yield	0.00%	0.00%
The ranges of Company stock prices used in computing the warrant fair value for warrants issued during the years were as follows: in 2017, $1.95—$2.90; in 2016, $1.90—$2.14. The range of Company stock prices used in computing the fair value for warrants exercised during 2017 was $3.55—$5.05. In determining the fair value of warrants outstanding at each reporting date, the Company stock price was $1.85 and $1.35 (the closing price on the NASDAQ Capital Market) at December 31, 2017 and 2016.
The following table summarizes the derivative warrant activity subject to fair value accounting for the years ended December 31, 2017 and 2016 (in thousands):

	Issued with 2016 Offerings	Issued with 2017 Debt	Issued with 2017 Offering	Total
Fair value of warrants outstanding as of January 1, 2016	$—	$—	$—	$17
Fair value of warrants issued	3,526	—	—	3,526
Change in fair value of warrants	(1,508)	—	—	(1,525)
Fair value of warrants outstanding as of December 31, 2016	$2,018	$—	$—	$2,018
Fair value of warrants issued	—	1,004	2,199	3,203
Fair value of warrants exercised	(2,782)	—	—	(2,782)
Change in fair value of warrants	2,693	(503)	(226)	1,964
Fair value of warrants outstanding as of December 31, 2017	$1,929	$501	$1,973	$4,403

Note 16. Fair Value Measurements

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
The following table summarizes the financial liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$4,403	—	—	$4,403
Notes payable	$156	—	—	156
	$4,559	—	—	$4,559

	2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$2,018	—	—	$2,018
Notes payable	114	—	—	114
	$2,132	—	—	$2,132
At December 31, 2017, the warrant liability consists of stock warrants issued as part of the 2016 Offerings and 2017 Offering that contain contingent redemption features and warrants issued as part of the 2017 debt refinancing outlined in Note 7. In accordance with derivative accounting for warrants, we calculated the fair value of warrants and the assumptions used are described in Note 15, “Fair Value of Warrants.” Realized and unrealized gains and losses related to the change in fair value of the warrant liability are included in other income (expense) on the Consolidated Statements of Operations and Other Comprehensive Loss.
At December 31, 2017 and 2016, the Company had a note payable to VenturEast from a prior acquisition. The ultimate repayment of the note will be the value of 84,278 shares of common stock at the time of payment. The value of the note payable to VenturEast was determined using the fair value of our common stock at the reporting date. During the years ended December 31, 2017 and 2016, we recognized a loss of $42,000 and gain of $152,000, respectively, due to the changes in value of the note. Realized and unrealized gains and losses related to the VenturEast note are included in other income (expense) on the Consolidated Statements of Operations and Other Comprehensive Loss.
The following table summarizes the activity of the notes payable to VenturEast and our derivative warrants, which were measured at fair value using Level 3 inputs (in thousands):

	Note Payable	Warrant
	to VenturEast	Liability
Fair value at January 1, 2016	$266	$17
Change in fair value	(152)	(1,525)
Fair value of warrants issued	—	3,526
Fair value at December 31, 2016	$114	$2,018
Change in fair value	42	1,964
Fair value of warrants issued	—	3,203
Fair value of warrants exercised	—	(2,782)
Fair value at December 31, 2017	$156	$4,403

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

Note 19. Related Party Transactions

John Pappajohn, a member of the Board of Directors and stockholder, had personally guaranteed our revolving line of credit with Wells Fargo Bank through March 31, 2014. As consideration for his guarantee, as well as each of the eight extensions of this facility through March 31, 2014, Mr. Pappajohn received warrants to purchase an aggregate of 1,051,506 shares of common stock of which Mr. Pappajohn assigned warrants to purchase 284,000 shares of common stock to certain third parties. Through December 31, 2017, warrants to purchase 440,113 shares of common stock have been exercised by Mr. Pappajohn, and the remaining warrants expired unexercised.

In addition, John Pappajohn also had loaned us an aggregate of $6,750,000 (all of which was converted into 675,000 shares of common stock at the IPO price of $10.00 per share). In connection with these loans, Mr. Pappajohn received warrants to purchase an aggregate of 202,630 shares of common stock. After adjustment pursuant to the terms of the warrants in conjunction with our IPO, the number of warrants outstanding was 275,556 at $15.00 per share at December 31, 2017.

We have a consulting agreement with Equity Dynamics, Inc. (“EDI”), an entity controlled by John Pappajohn, effective April 1, 2014 pursuant to which EDI receives a monthly fee of $10,000. We expensed $120,000 annually for the years ended December 31, 2017 and 2016 related to this agreement. At December 31, 2017 and 2016, we owed EDI $10,000 and $50,000, respectively.

Pursuant to a consulting and advisory agreement that ended December 31, 2016, Dr. Chaganti received $5,000 per month for providing consulting and technical support services. Total expenses for the year ended December 31, 2016 were $60,000. Pursuant to the terms of the consulting agreement, Dr. Chaganti received an option to purchase 200,000 shares of our common stock at a purchase price of $15.89 per share vesting over a period of four years. Total non-cash stock-based compensation recognized under this consulting agreement for the years ended December 31, 2017 and 2016 was $69,250 and $37,625, respectively. Also pursuant to the consulting agreement, Dr. Chaganti assigned to us all rights to any inventions which he may invent during the course of rendering consulting services to us. In exchange for this assignment, if the USPTO issues a patent for an invention on which Dr. Chaganti is listed as an inventor, we are required to pay Dr. Chaganti (i) a one-time payment of $50,000 and (ii)1% of any net revenues we receive from any licensed sales of the invention.

On May 25, 2016, Mr. Pappajohn purchased 317,820 shares of common stock and warrants to purchase 158,910 shares of common stock in the May Offering described in Note 12.

Note 20. Subsequent Events

On February 1, 2018, Panna Sharma resigned as our President, Chief Executive Officer and the Company appointed John A. Roberts as interim Chief Executive Officer. Mr. Sharma has agreed to provide consulting services to the Company during the transition period and will receive 12 months in base salary as severance, payable in accordance with the Company’s standard payroll practices over 12 months, subject to the separation agreement and general release. In addition, Mr. Sharma will be provided with an extension through 1 year after the termination date of the exercise period for his vested stock options.

Financial Advisory Agreement

The Company has retained Raymond James & Associates, Inc. as a financial advisor to assist the Company in its evaluation of a broad range of financial and strategic alternatives to enhance shareholder value, including additional capital raising transactions, the acquisition of another company or complementary assets or the potential sale or merger of the Company or another type of strategic partnership.   There is no assurance that the review of strategic alternatives will result in the Company changing its business plan, pursuing any particular transaction, if any, or, if it pursues any such transaction, that it will be completed.  The Company does not expect to make further public comment regarding the strategic review until the Board of Directors has approved a specific transaction or otherwise deems disclosure of significant developments is appropriate.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended) as of December 31, 2017, the end of the period covered by this report on Form 10-K. Based on this evaluation, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were not effective at December 31, 2017 as a result of the material weakness in internal controls described below. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and were operating in an effective manner for the period covered by this report, and (ii) is accumulated and communicated to management, including, the principal executive officer and principal financial officer, or the person performing similar functions as appropriate, to allow timely decisions regarding required disclosures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or because of declines in the degree of compliance with policies or procedures. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

In connection with this assessment, we identified a material weakness, as described below, in our internal control over financial reporting as of December 31, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement for the annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness identified below, and based on management’s assessment, as of December 31, 2017, the Company’s internal control over financial reporting was not effective:

Accounting for uncollectible clinical services revenue: The Company’s quarterly and year- end review procedures includes management’s assessment of collectability and adjustment of its allowance for doubtful accounts. During the fourth quarter management revised its estimation process and as a result of the low collection patterns during the fourth quarter principally related to clinical service revenues from claims generated by the Los Angeles location, a determination was made to significantly increase the allowance for doubtful accounts to reflect this change in estimate, and our management has determined that this control deficiency constitutes a material weakness at December 31, 2017. However, the Company failed to identify that adjustments which pertained to contractual allowances and reduced expected collections of current quarter revenues should have been recorded as reductions in net revenue rather than bad debt expense. Accordingly, management needed to record audit adjustments to properly account for these items. Although management does perform overall review of revenue and related reserves at each reporting date, the controls designed to identify material misstatements did not operate at a sufficient level of precision to prevent or detect such errors in its determination of this significant accounting estimate.

Remediation plan: Management is committed to remediating the material weakness in a timely fashion. We have begun the process of implementing changes to our internal control over financial reporting to remediate the control deficiencies that gave rise to the material weakness, including further improvements in our processes and analyses that support the estimate of the allowance for doubtful accounts and the related bad debt expense and performing a comprehensive review of the need for additional corporate accounting and financial personnel, supplemented by external resources as appropriate, with the requisite skill and technical expertise. In addition, the Company expects this deficiency to be addressed as part of the implementation of ASU 2014-09 effective January 1, 2018.

Changes in Internal Control over Financial Reporting.

Other than the discovery of the material weakness and the remediation plan set forth above, there were no changes in our internal control over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

The Company has retained Raymond James & Associates, Inc. as a financial advisor to assist the Company in its evaluation of a broad range of financial and strategic alternatives to enhance shareholder value, including additional capital raising transactions, the acquisition of another company or complementary assets or the potential sale or merger of the Company or another type of strategic partnership. There is no assurance that the review of strategic alternatives will result in the Company changing its business plan, pursuing any particular transaction, if any, or, if it pursues any such transaction, that it will be completed.  The Company does not expect to make further public comment regarding the strategic review until the Board of Directors has approved a specific transaction or otherwise deems disclosure of significant developments is appropriate.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in the Proxy Statement for our 2018 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2017 and is incorporated herein by reference herein.

Item 11.	Executive Compensation.

The information required by this item will be contained in the Proxy Statement for our 2018 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2017 and is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the Proxy Statement for our 2018 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2017 and is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Proxy Statement for our 2018 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2017 and is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will be contained in the Proxy Statement for our 2018 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2017 and is incorporated by reference herein.

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

Cancer Genetics, Inc. (Registrant)

Date: April 2, 2018	/s/ John A. Roberts
John A. Roberts
Interim Chief Executive Officer, Chief Operating Officer and Executive Vice President, Finance (Principal Executive Officer and Principal Financial Officer and duly authorized signatory)

Date: April 2, 2018	/s/ Igor Gitelman
Igor Gitelman
Chief Accounting Officer (Principal Accounting Officer)

SIGNATURES AND POWER OF ATTORNEY
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John A. Roberts and Igor Gitelman, and each of them, his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this annual report on Form 10-K together with all schedules and exhibits thereto, (ii) act on, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and, (iii) take any and all actions which may be necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Act, this annual report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Roberts	Interim Chief Executive Officer, Chief Operating Officer and Executive Vice President, Finance	April 2, 2018
John A. Roberts	(Principal Executive and Financial Officer)

/s/ Igor Gitelman	Chief Accounting Officer	April 2, 2018
Igor Gitelman	(Principal Accounting Officer)

/s/ John Pappajohn	Chairman of the Board of Directors	April 2, 2018
John Pappajohn

/s/ Geoffrey Harris	Director	April 2, 2018
Geoffrey Harris

/s/ Edmund Cannon	Director	April 2, 2018
Edmund Cannon

/s/ Howard McLeod	Director	April 2, 2018
Howard McLeod

/s/ Michael J. Welsh	Director	April 2, 2018
Michael J. Welsh

/s/ Raju S. K. Chaganti	Director	April 2, 2018
Raju S. K. Chaganti, Ph.D.

/s/ Franklyn G. Prendergast	Director	April 2, 2018
Franklyn G. Prendergast, M.D., Ph.D.

/s/ Thomas F. Widmann	Director	April 2, 2018
Thomas F. Widmann

INDEX TO EXHIBITS

Exhibit No.	Description

2.1
Stock Purchase Agreement, dated as of August 14, 2017, by and among the Company, the Trustee of The Brandt Family Trust, a trust organized under the laws of Australia, Sabine Brandt, Royal Melbourne Institute of Technology, South Australian Life Science Advancement Partnership, LP, vivoPharm Pty Ltd, Dr. Ralf Brandt, as Shareholders' Representative and the Management Parties party thereto (incorporated by reference to Exhibit 2.1 of the Company's current report on Form 8-K filed on August 16, 2017 with the Securities and Exchange Commission).

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

4.9
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

4.12
Registration Rights Agreement, dated as of August 14, 2017, by and between the Company and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2017).

4.13
Form of Warrant Agreement of Cancer Genetics, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2017).

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

10.5	Form of Stock Option Grant Agreement under 2011 Stock Option Plan, filed as Exhibit 10.6 to Form S-1 filed on December 30, 2011 (File No. 333-178836) and incorporated herein by reference.

10.6	Form of Indemnification Agreement, filed as Exhibit 10.7 to Form S-1 filed on December 30, 2011 (File No. 333-178836) and incorporated herein by reference.

10.7
Medical Director Agreement, between Cancer Genetics, Inc. and Lan Wang, M.D., dated October 9, 2009, filed as Exhibit 10.9 to Form S-1 filed on December 30, 2011 (File No. 333-178836) and incorporated herein by reference.

10.8
Employment Agreement, between Panna Sharma and Cancer Genetics, Inc., effective as of April 1, 2010, filed as Exhibit 10.17 to Form S-1/A filed on February 14, 2012 (File No. 333-178836) and incorporated herein by reference.

10.9
Office Lease Agreement, between Cancer Genetics, Inc. and Onyx Equities, LLC, dated October 9, 2007, filed as Exhibit 10.20 to Form S-1/A filed on April 23, 2012 (File No. 333-178836) and incorporated herein by reference.

10.10
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

10.12	Letter of Credit from JPMorgan Chase Bank, N.A., dated April 19, 2012, filed as Exhibit 10.46 to Form S-1/A filed on April 30, 2012 (File No. 333-178836) and incorporated herein by reference.

10.13
Amendment No. 1 to Affiliation Agreement, between Cancer Genetics, Inc. and Mayo Foundation for Medical Education and Research, dated September 29, 2012, filed as Exhibit 10.49 to Form S-1/A filed on October 23, 2012 (File No. 333-178836) and incorporated herein by reference.

10.14
Restated Registration Rights Agreement, between Cancer Genetics, Inc., Mark Oman and John Pappajohn, dated October 17, 2012, filed as Exhibit 10.54 to Form S-1/A filed on October 23, 2012 (File No. 333-178836) and incorporated herein by reference.

10.15
Amendment No. 2 to Affiliation Agreement between Cancer Genetics, Inc. and Mayo Foundation for Medical Education and Research, dated January 4, 2013, filed as Exhibit 10.61 to Form S-1/A filed on January 8, 2013 (File No. 333-178836) and incorporated herein by reference.

10.16
Form of Letter Agreement between Cancer Genetics, Inc. and certain warrant holders waiving certain anti-dilution rights, filed as Exhibit 10.68 to Form S-1/A filed on March 4, 2013 (File No. 333-178836) and incorporated herein by reference.

10.17
Letter Amendment dated March 20, 2013 to Letter Agreement, between Meadows Office, L.L.C. and Cancer Genetics, Inc., dated April 6, 2012, filed as Exhibit 10.72 to Form S-1/A filed on March 22, 2013 (File No. 333-178836) and incorporated herein by reference.

10.18
Amendment No. 3 to Affiliation Agreement between the Company and Mayo Foundation for Medical Education and Research, dated May 21, 2013, filed as Exhibit 10.73 to Form S-1 filed on June 5, 2013 (File No. 333-189117) and incorporated herein by reference.

10.19
Limited Liability Company Agreement of OncoSpire Genomics, LLC, dated May 21, 2013, filed as Exhibit 10.74 to Form S-1/A filed on July 12, 2013 (File No. 333-189117) and incorporated herein by reference.

10.20
Joint Development Intellectual Property Agreement, among the Company, Mayo Foundation for Medical Education and Research and OncoSpire Genomics, LLC, dated May 21, 2013, filed as Exhibit 10.75 to Form S-1/A filed on July 12, 2013 (File No. 333-189117) and incorporated herein by reference.

10.21
Consulting Agreement, between Cancer Genetics, Inc. and R.S.K. Chaganti, dated February 19, 2014 (incorporated by reference to Exhibit 10.67 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013).

10.22
Credit Agreement, between Cancer Genetics, Inc. and Wells Fargo Bank, N.A., dated April 1, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on April 4, 2014 with the Securities and Exchange Commission).

Exhibit No.	Description

10.23
Revolving Line of Credit Note, between Cancer Genetics, Inc. and Wells Fargo Bank, N.A., dated April 1, 2014 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on April 4, 2014 with the Securities and Exchange Commission).

10.24
Consulting Agreement, between Cancer Genetics Inc. and Equity Dynamics, dated November 6, 2014 and effective as of April 1, 2014 (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014 with the Securities and Exchange Commission).

10.25
Security Agreement, between Cancer Genetics, Inc. and Wells Fargo Bank, N.A., dated November 12, 2014 (incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014 with the Securities and Exchange Commission).

10.26
First Amendment to Credit Agreement, between Cancer Genetics, Inc. and Wells Fargo Bank, N.A., dated November 12, 2014. (incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014 with the Securities and Exchange Commission).

10.27
Loan and Security Agreement, between Cancer Genetics, Inc. and Silicon Valley Bank, dated May 7, 2015.(incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the period ended March 31, 2015 with the Securities and Exchange Commission).

10.28
Amended and Restated Asset Purchase Agreement By and Between Response Genetics, Inc. a Delaware Corporation, and Cancer Genetics., a Delaware Corporation, dated as of August 14, 2015 (incorporated by reference to the Company's current report on Form 8-K filed on August 21, 2015).

10.29	2011 Equity Incentive Plan, as amended and restated effective May 14, 2015, filed as Exhibit 10.1 to Form S-8 filed on July 28, 2015 (File Number 333-205903) and incorporated herein by reference.

10.30	Employment Agreement between Dr. Shaknovich and Cancer Genetics, Inc., effective as of July 1, 2015.(incorporated by reference to the Company’s current report on Form 8-K filed on July 7, 2015).

10.31
Form of Warrant Agreement of Cancer Genetics, Inc. (corrected) (incorporated by reference to Exhibit 4.1 of the Company’s quarterly report on Form 10-Q for the period ended September 30, 2015 with the Securities and Exchange Commission).

10.32
Office Lease, between Response Genetics, Inc. and Health Research Association, dated September 16, 2004 (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2015 with the Securities and Exchange Commission).

10.33
Tenth Amendment to Office Lease, between Response Genetics, Inc. and University of Southern California, dated June 30, 2015 (incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2015 with the Securities and Exchange Commission).

10.44
Consent and First Amendment to Loan and Security Agreement, between Cancer Genetics, Inc. and Silicon Valley Bank, dated January 28, 2016 (incorporated by reference to Exhibit 10.73 to the Company’s annual report on Form 10-K for the year ended December 31, 2015, filed on March 10, 2016).

10.45
Form of Securities Purchase Agreement, dated May 19, 2016, by and between Cancer Genetics, Inc. and various purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2016).

10.46
Engagement Letter between Cancer Genetics, Inc. and Rothman & Renshaw, a unit of H.C. Wainwright & Co., LLC, dated as of May 19, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2016).

10.47
Eleventh Amendment to Lease Agreement, dated June 10, 2016, between University of Southern California and Cancer Genetics, Inc. (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q for the period ended June 30, 2016).

10.48	Employment Agreement of John Roberts, dated June 27, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on June 30, 2016).

10.49
Form of Securities Purchase Agreement, dated September 8, 2016, by and between Cancer Genetics, Inc. and various purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2016).

10.50
Engagement Letter between Cancer Genetics, Inc. and Rothman & Renshaw, a unit of H.C. Wainwright & Co., LLC, dated as of September 8, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2016).

Exhibit No.	Description

10.51
Amendment, dated as of October 11, 2016, to Amended and Restated Cancer Genetics, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on October 12, 2016).

10.52
Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated as of March 22, 2017 (incorporated by reference to Exhibit 10.81 to the Company's annual report on Form 10-K for the year ended December 31, 2016, filed on March 23, 2017).

10.53
Loan and Security Agreement with Partners for Growth IV, L.P. dated as of March 22, 2017 (incorporated by reference to Exhibit 10.82 to the Company's annual report on Form 10-K for the year ended December 31, 2016, filed on March 23, 2017).

10.54
Form of Warrant issued to lenders dated March 22, 2017 (incorporated by reference to Exhibit 10.83 to the Company's annual report on Form 10-K for the year ended December 31, 2016, filed on March 23, 2017).

10.55
Release, dated February 3, 2017, between Edward Sitar and Cancer Genetics, Inc (incorporated by reference to Exhibit 10.84 to the Company's annual report on Form 10-K for the year ended December 31, 2016, filed on March 23, 2017).

10.56
Employment Agreement between Dr. Shaknovich and Cancer Genetics, Inc., effective as of May 28, 2017 (incorporated by reference to the Company's quarterly report on Form 10-Q for the period ended March 31, 2017).

10.57
Common Stock Purchase Agreement, dated as of August 14, 2017, by and between the Company and Aspire Capital Fund, LLC (incorporated by reference to the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2017).

10.58
Form of Securities Purchase Agreement, dated December 8, 2017, by and between Cancer Genetics, Inc. and various purchasers named therein (incorporated by reference to the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2017).

10.59
Engagement Letter between Cancer Genetics, Inc. and H.C. Wainwright & Co., LLC, dated as of December 3, 2017 (incorporated by reference to the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2017).

10.60*	Separation and General Release Agreement by and between Panna Sharma and Cancer Genetics, Inc.

10.61*	Thirteenth Amendment to Lease Agreement by and between the University of South Carolina and Cancer Genetics, Inc., dated March 29, 2018.

10.62*	First Amendment to Lease by and between Meadows Landmark, LLC and Cancer Genetics, Inc., dated October 30, 2017.

21.1*	Subsidiaries of Cancer Genetics, Inc.

23.1*	Consent of RSM US LLP.

24.1	Power of attorney (included on the signature page).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from this annual report on Form 10-K of Cancer Genetics, Inc. for the year ended December 31, 2017, filed on April 2, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Other Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders' Equity and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.