Form 10-K/A
period 2017-12-31
CANCER GENETICS, INC
filed 2018-04-30
CIK 1349929

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

Large accelerated filer	❑	Accelerated filer	❑
Non-accelerated filer	❑ (do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report”) of Cancer Genetics, Inc. filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018. In this Amendment No. 1, unless the context indicates otherwise, the designations “Cancer Genetics,” the “Company”, “we,” “us” or “our” refer to Cancer Genetics, Inc. and its wholly-owned subsidiaries.

This Amendment No. 1 is being filed solely to include the information required by Item 10 - “Directors, Executive Officers and Corporate Governance”, Item 11 - “Executive Compensation”, Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Item 13 - “Certain Relationships and Related Transactions, and Director Independence” and Item 14 - “Principal Accounting Fees and Services” of Part III of Form 10-K. The reference on the cover page of the 2017 Annual Report to the incorporation by reference of portions of our definitive proxy statement into Part III of the 2017 Annual Report is hereby deleted. Items 10, 11, 12, 13 and 14 of Part III of the 2017 Annual Report are amended and restated in their entirety as set forth in this Amendment No. 1. In addition, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are including with this Amendment No. 1 certain currently dated certifications. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as described above, no other amendments are being made to the Annual Report. This Amendment No. 1 does not reflect events occurring after the April 2, 2018 filing of the 2017 Annual Report or modify or update the disclosure contained in the 2017 Annual Report in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 1 should be read in conjunction with the 2017 Annual Report and our other filings with the SEC.

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth certain information about the current directors of our Company. Directors are elected to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

Directors	Age	Year First Became Director
John Pappajohn (Chairman of the Board)	89	2008
Raju S.K. Chaganti, Ph.D.	85	1999
Edmund Cannon	73	2005
Franklyn G. Prendergast, M.D., Ph.D.	73	2012
Michael J. Welsh	69	2014
Geoffrey Harris	56	2014
Howard McLeod	52	2014
Thomas F. Widmann	70	2017

The following biographical descriptions set forth certain information with respect to the directors of our Board, based on information furnished to the Company by each director.

John Pappajohn

Mr. Pappajohn is the chairman of our Board and is a pioneer in the venture capital industry. In 1969, Mr. Pappajohn founded Equity Dynamics, Inc., a financial consulting entity, and Pappajohn Capital Resources, a venture capital firm, both in Des Moines, Iowa. Mr. Pappajohn has been involved in over 100 start-up companies and has served as a director of over 40 public companies, many in the bioscience and health-related industries. He is currently a member of the board of MYnd Analytics (Nasdaq: CNSO), a data analysis company focused on improving mental health care, where he has served since 2009.
Previously, Mr. Pappajohn served on the boards of ConMed Healthcare Management, Inc. from 2005 until August 2012, PharmAthene, Inc., from 2007 until July 2011, Careguide, Inc., from 1995 until 2010, SpectraScience, Inc., from 2007 until 2009 and American CareSource Holdings, Inc. from 2004 until 2016. Mr. Pappajohn has a BSC degree in business from the University of Iowa.

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

Dr. Chaganti received a Ph.D. in biology (genetics) from Harvard University Graduate School of Arts and Sciences and completed his post-doctoral training at the Medical Research Council of Great Britain. Additionally, he completed a sabbatical in the Department of Tumor Biology at Karolinska Institute Stockholm, focusing on experimental murine tumorigenesis and immunology. He has published extensively in genetics with a bibliography of over 380 entries comprising peer reviewed research articles, book chapters, and books. Dr. Chaganti is American Board of Medical Genetics certified in medical genetics, with a subspecialty in clinical cytogenetics. He is also a Founding Fellow of the American College of Medical Genetics.

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

Franklyn G. Prendergast, M.D., Ph.D.

Franklyn G. Prendergast, M.D., Ph.D., is a member of our Board and, prior to his retirement, was the Emeritus Edmond and Marion Guggenheim Professor of Biochemistry and Molecular Biology and Emeritus Professor of Molecular Pharmacology and Experimental Therapeutics at Mayo Medical School and the director of the Mayo Clinic Center for Individualized Medicine. From 1994 to 2006, he served as a director of Mayo Clinic Cancer Center. He also previously held several other teaching positions at the Mayo Medical School from 1975 through 2014. Dr. Prendergast has served for the National Institute of Health on numerous study section review groups; as a charter member of the Board of Advisors for the Division of Research Grants, now the Center for Scientific Review; the National Advisory General Medical Sciences Council; and the Board of Scientific Advisors of the National Cancer Institute. He held a Presidential Commission for service on the National Cancer Advisory Board. Dr. Prendergast also has served in numerous other advisory roles for the National Institute of Health and the National Research Council of the National Academy of Sciences. He is a member of the board of directors of Medibio Limited (ASX:MEB) (OTCQB:MDBIF) and the Infectious Disease Research Institute (IDRI). Dr. Prendergast has served on the board of directors of Eli Lilly & Co. from 1995 to 2017 and was a member of the board’s science and technology and public policy and compliance committees.  Dr. Prendergast obtained his medical degree with honors from the University of West Indies and attended Oxford University as a Rhodes Scholar, earning an M.A. degree in physiology. He obtained his Ph.D. in Biochemistry at the University of Minnesota.

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

Michael J. Welsh, M.D.

Dr. Welsh is a member of our Board and is a Howard Hughes Medical Institute Investigator, a position he has held since 1989. He is a Professor and the Roy J. Carver Biomedical Research Chair in Internal Medicine and Molecular Physiology and Biophysics at the University of Iowa, a position he has held since 1987. He is also Director of the Cystic Fibrosis Research Center and Director of the Pappajohn Biomedical Institute. Dr. Welsh was elected to the Institute of Medicine in 1997, the American Academy of Arts and Sciences in 1998, and the National Academy of Sciences in 2000. Dr. Welsh has co-founded three companies, Exemplar Genetics, which was purchased by Intrexon Corporation (NYSE: XON) in January 2015, Emmyon, Inc., a privately-held biotechnology company, and Talee Bio, Inc., a privately-held biotechnology company.  Dr. Welsh received his MD and internal medicine training at the University of Iowa and trained in pulmonary medicine and research at the University of California at San Francisco and the University of Texas in Houston.
We selected Dr. Welsh to serve on our Board due to his extensive experience as a leading researcher in biomedical engineering. Dr. Welsh also serves on our compensation and nominating committees.

Geoffrey Harris

Geoffrey Harris is a member of our Board and is a managing partner of c7 Advisors (a money management and healthcare advisory firm). From 2011 to 2014 he served as a managing director and co-head of the healthcare investment banking group at Cantor Fitzgerald, and from 2009-2011, he held a similar position at Gleacher & Company. Mr. Harris is also currently on the board of directors of MYnd Analytics (Nasdaq: MYND), a data analysis company focused on improving mental health care, connectRN, privately-held healthcare workforce management company, and PointRight Inc., a privately-held software company. Mr. Harris graduated from MIT’s Sloan School of Management with an MS in Finance Management.
We selected Mr. Harris to serve on our Board due to his experience and leadership in healthcare advisory and policy research positions. Mr. Harris also serves as the chairman of our audit committee.

Howard McLeod, Pharm.D.

Dr. McLeod is a member of our Board and is the Medical Director of the DeBartolo Family Personalized Medicine Institute and Chairman of the Department of Individualized Cancer Medicine at the Moffitt Cancer Center. He also chairs the Department of Individualized Cancer Management at Moffitt. He joined Moffitt Cancer Center in September 2013, after having served as the Founding Director of the University of North Carolina Institute for Pharmacogenomics and Individualized Therapy since 2006. Dr. McLeod also held the prestigious title of Fred Eshelman Distinguished Professor at the UNC Eshelman School of Pharmacy from 2006 to 2013. Dr. McLeod has published over 530 peer-reviewed papers on pharmacogenomics, applied therapeutics and clinical pharmacology. He had served as Chief Scientific Advisor and a member of the board of directors of Gentris Corporation before its acquisition by the Company in July 2014 and has served since July 2014 on the Company’s Scientific Advisory Board.

We selected Dr. McLeod to serve on our Board due to his vast experience in individualized medical treatment, including his leading research in pharmacogenomics along with his experience as a board member of Gentris. Dr. McLeod also serves on our nominating committee.

Dr. Thomas F. Widmann

Dr. Thomas F. Widmann is a member of our Board and is a cardiologist and seasoned life sciences entrepreneur with more than 25 years of biotech experience, and also serves as a Venture Partner at Wellington Partners in Germany. In 1997, he co-founded Actelion Pharmaceuticals, Europe’s largest biopharmaceutical company. As Actelion’s first Chief Executive Officer and Vice Chairman of the Board, he established affiliates in North America, Europe, and Asia. Dr. Widmann has founded several other successful companies including, Hesperion Ltd, an international Contract Research Organization (CRO); Widmann Associates Ltd.; and Auraglobe Ltd., both life-science advisory companies. Previously, he spent nine years at Hoffmann-La Roche (HLR), Basel, leading the international cardiovascular development department, where he brought three cardiovascular drugs to the international markets. He spent six years at the University of California at San Diego (UCSD) as an assistant professor of Medicine. Dr. Widmann studied Medicine and Computer Science at the Universities of Heidelberg and Paris, and holds a Doctorate in Medicine from the University of Heidelberg. He earned his specialization in cardiology at the University of Geneva in Switzerland.

We selected Dr. Widmann to serve on our Board due to his extensive experience and expertise as a cardiologist and his extensive experience as an investor, executive and founder of biotechnology companies.

Executive Officers

The following table sets forth certain information regarding our current executive officers:

Name of Individual	Age	Position and Office
John A. Roberts	59	Interim Chief Executive Officer, Chief Operating Officer and Executive Vice President, Finance
Rita Shaknovich, M.D., Ph.D.	51	Chief Medical Officer and Group Medical Director
Ralf Brandt	55	President of Discovery & Early Development Services

John A. Roberts

Effective February 2, 2018, Mr. Roberts was appointed as our interim Chief Executive Officer. Mr. Roberts has served as our Chief Operating Officer and Executive Vice President, Finance since July 2016. Prior to joining us, from August 1, 2015 to June 30, 2016, Mr. Roberts served as the Chief Financial Officer for VirMedica, Inc., an innovative technology solutions company that provides an end-to-end platform that enables specialty drug manufacturers and pharmacies to optimize product commercialization and management. Prior to VirMedica, from August 1, 2011 to July 31, 2015, Mr. Roberts was the Chief Financial and Administrative Officer for AdvantEdge Healthcare Solutions, a global healthcare analytics and services organization. Prior to that, Mr. Roberts was the Chief Financial Officer and Treasurer for InfoLogix, Inc., a publicly-traded healthcare-centric mobile software and solutions provider. He has also held CFO roles at leading public medical device and healthcare services firms including Clarient, Inc., a publicly-traded provider of diagnostic laboratory services and Daou Systems, Inc., a publicly-traded healthcare IT software development and services firm. In addition, he has held key senior executive roles with MEDecision, Inc., HealthOnline, Inc. and the Center for Health Information. Mr. Roberts earned a Bachelor of Science and a Master’s degree in Business Administration from the University of Maine. He is a member of the Board of Directors and Chairman Elect for the Drug Information Association, a global neutral forum enabling drug developers and regulators access to education and collaboration.

Rita Shaknovich, M.D., Ph.D.

On July 1, 2015, Dr. Rita Shaknovich was appointed as our Medical Director and Vice President of Hematopathology Services. Dr. Shaknovich changed her status with us effective March 27, 2017 from a full time employee to a part-time, independent consultant, so that she could return to academic research. As a part-time consultant, she continues to serve as our Group Medical Director, an executive officer position, and as the co-chair of our Clinical Advisory Board. Dr. Shaknovich is a physician scientist and prior to joining the Company she was an Assistant Professor at Weill Cornell Medical College from April 2008 to June 2015. Her laboratory in Weill Cornell Medical College studied epigenetic mechanisms of gene regulation during normal B cell development and epigenetic changes that contribute to neoplastic transformation. Her research was funded by such agencies as NIH, STARR Cancer Consortium, Leukemia and Lymphoma Foundation and Lymphoma Research Foundation. Her lab used genome-wide approaches to profile genome, transcriptome and methylome of B cells at different stages of development and of different subtypes of Lymphomas in order to identify novel epigenetic mechanisms of neoplastic transformation. Prior to Weill Cornell Medical College, from August 2004 to April 2008, she was an Assistant Professor at Albert Einstein College of Medicine. She received her MD and PhD degrees from the Medical Scientist training program in Mount Sinai School of Medicine in New York, after which she completed clinical training in Anatomic Pathology specializing in Hematopathology and finished her post-doctoral training in the laboratory of Dr. Ari Melnick in Weill Cornell Medical College. Dr. Shaknovich’s PhD work and her postdoctoral training focused on pathobiology of hematologic malignancies.

Ralf Brandt

Dr. Ralf Brandt, PhD was appointed as our President of Discovery & Early Development Services following our acquisition of vivoPharm Pty.Ltd. in August 2017. Dr. Brandt founded vivoPharm Pty.Ltd. in 2003 and served as its Chief Executive Officer and Managing Director until August 2017. Previously he was employed at research positions at the National Cancer Institute in Bethesda, MD, USA and at Schering AG, Germany. He led the Tumour Biology program at Novartis Pharma AG, Switzerland and established several transgenic mouse lines developing tumours under the control of oncogenes. He serves as a Member of the Scientific Advisory Board at Receptor Inc. in Toronto Canada. Dr. Brandt serves as a Member of Scientific Advisory Board at Propanc Health Group Corporation at Propanc Health Group Corporation. He received his Licence (BSc in Biochemistry and Animal Physiology) in 1986 and his PhD (in Biochemistry) in 1991 from the Martin-Luther University of Halle-Wittenberg, Germany.

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

Based solely upon the Company’s review of copies of Forms 3, 4 and 5 furnished to the Company, the Company believes that all of its directors, executive officers and any other applicable stockholders timely filed all reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2017.

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

Each member of the Audit Committee is “independent” as that term is defined under the applicable rules of the Securities and Exchange Commission (the “SEC”) and the applicable rules of The NASDAQ Stock Market. The Board has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Committee. The Board determined that Mr. Harris is an “audit committee financial expert,” as defined under the applicable rules of the SEC and the applicable rules of The NASDAQ Stock Market. The Audit Committee met 4 times during 2017. Our Board has adopted an Audit Committee Charter, which is available for viewing at www.cancergenetics.com.

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows the compensation awarded to or earned by each person serving as the Company’s principal executive officer during fiscal year 2017, the Company’s two most highly compensated executive officers who were serving as executive officers as of December 31, 2017 and up to two additional individuals for whom disclosure would have been provided but for the fact that such individuals were not serving as an executive officer as of December 31, 2017. The persons listed in the following table are referred to herein as the “named executive officers.”

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
John A. Roberts	2017	$301,604	$48,300	$—	$49,147	$5,566	(3)	$404,617
Interim Chief Executive Officer and Chief Operating Officer (2)	2016	$140,694	$—	$—	$156,247	$5,705	(3)	$302,646

Rita Shaknovich, M.D., Ph.D.	2017	$265,409	$25,546	$8,100	$136,727	$350	(4)	$436,132
Chief Medical Officer

Panna L. Sharma	2017	$500,000	$250,000	$—	$327,645	$709	(6)	$1,078,354
Former Chief Executive Officer and President (5)	2016	$532,245	$50,000	$—	$—	$4,248	(6)	$586,493
______________________

(1)
Represents the aggregate grant date fair value for grants made in 2017 and 2016 computed in accordance with FASB ASC Topic 718. Unlike the calculations contained in the Company’s financial statements, this calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that the executive will perform the requisite service for the award to vest in full. The assumptions used in valuing options are described in Note 13 to the Company’s financial statements included in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2018.

(2)
John A. Roberts was hired as our Chief Operating Officer and Executive Vice President of Finance and Secretary on July 11, 2016. He was appointed Interim Chief Executive Officer effective February 2, 2018.

(3)	Consists of group term life insurance benefits and reimbursement for travel and living expenses in 2017. Consists of reimbursement for travel and living expenses in 2016.

(4)	Consists of group term life insurance benefits.

(5)	Panna L. Sharma resigned as President, Chief Executive Officer and a director effective February 2, 2018.

(6)	Consists of $709 for life insurance benefits and Health Savings Account contributions in 2017 and $4,248 for life insurance benefits contributions in 2016.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

The material terms of each named executive officer’s employment agreement or arrangement are described below.

John A. Roberts

We entered into an employment agreement with Mr. Roberts effective as of July 11, 2016 (“Roberts Agreement”). The Roberts Agreement provides for, among other things: (i) an annual base salary of $300,000, or such greater amount as may be determined by the Board, (ii) eligibility for an annual cash bonus of up to 35% of base salary, and (iii) the following post-termination benefits: (a) any performance bonus plan, then in effect, pro rata for his period of actual employment during the year, payable at the regular bonus payment time but only if other employees are then paid their bonus amounts, and continuation of medical/dental, disability and life benefits for a period of six months following termination of employment pursuant to certain events, and (b) monthly payments equal to his base salary immediately prior to such termination for a period of six months in the event his employment is terminated without “cause” or Mr. Roberts resigns for “good reason” not in connection with a “change of control”, (c) monthly payment equal to his base salary immediately prior to such termination for a period of twelve months in the event his employment is terminated due to illness, injury or disability or (d) a lump sum payment equal to twelve months of his then base salary plus an amount equal to the prior year bonus in the event his employment is terminated for any reason within twelve months following a change of control. The Roberts Agreement further provides that Mr. Roberts will not engage in competitive activity for a period of twelve months following termination of employment. The Roberts Agreement has an initial term of July 11, 2016 through July 10, 2017, and automatically renews for additional one-year terms.

On July 11, 2016, the Compensation Committee granted Mr. Roberts options to purchase 120,000 shares of our common stock at an exercise price of $2.04 per share pursuant and subject to the terms of our 2011 Plan, as amended. Such options begin vesting one months following the date of grant and will vest in equal monthly installments over the next four years commencing on the one month anniversary of the initial grant over a 48-month period, provided that Mr. Roberts remains in continuous services with the Company through each applicable vesting period.

On February 22, 2017, the Compensation Committee granted Mr. Roberts an option to purchase 30,000 shares of our common stock, at an exercise price of $2.50 per share pursuant and subject to the terms of our 2011 Plan, as amended. The options will vest in equal monthly installments over the next two years commencing on the one month anniversary of the initial grant over a 24-month period.

Rita Shaknovich, M.D., Ph.D.

On May 11, 2017, we entered into an employment agreement with Rita Shaknovich, M.D., Ph.D., which provides for her appointment as Chief Medical Officer and Chair of our Clinical Advisory Board of the Company, effective May 28, 2017 (“Shaknovich Agreement”). The Shaknovich Agreement provides for, among other things, (i) an annual base salary of $316,000, and (ii) eligibility for an annual cash bonus of up to 20% of her base salary. Pursuant to the terms of the Shaknovich Agreement we granted to Dr. Shaknovich an option to purchase 50,000 shares of the Company’s common stock under the Company’s current equity incentive plan. The Shaknovich Agreement has an initial two year term and automatically renews for additional one-year terms.

The Shaknovich Agreement also provides for post-termination benefits, subject to the execution of a release, including: (a) monthly payments equal to her base salary immediately prior to such termination for a period of six to twelve months (depending on length of service) in the event her employment is terminated without “cause” or she resigns for “good reason” not in connection with a “change of control”, (b) a lump sum payment equal to twelve months of her then base salary plus an amount equal to the prior year bonus in the event her employment terminated without “cause” or she resigns for “good reason” within twelve months following a change of control and (c) a lump sum payment equal to six months of her then base salary plus an amount equal to the prior year bonus in the event her employment terminated with “cause” or she resigns without “good reason” within twelve months following a change of control.

Panna L. Sharma

We entered into an employment agreement as of December 28, 2011, effective as of April 1, 2010 (“Sharma Agreement”), with Panna L. Sharma in connection with his appointment as our Chief Executive Officer and President. The Sharma Agreement provides for, among other things: (i) an annual base salary of $350,000, or such greater amount as may be determined by the board, (ii) eligibility for an annual cash bonus of up to 50% of base salary, and (iii) the following post-termination benefits: (a) any performance bonus plan, then in effect, pro rata for his period of actual employment during the year, payable at the regular bonus payment time but only if other employees are then paid their bonus amounts, and continuation of medical/dental, disability and life benefits for a period of six months following termination of employment and (b) monthly payments equal to his base salary immediately prior to such termination for a period of twelve months in the event his employment is terminated without “cause” or Mr. Sharma resigns for “good reason” not in connection with a “change of control” or in the event his employment is terminated due to injury, illness or disability, or (c) a lump sum payment equal to eighteen months of his then base salary plus an amount equal to the prior year bonus in the event his employment is terminated for any reason within twelve months following a change of control. The Sharma Agreement further provides that Mr. Sharma will not engage in competitive activity, as set forth in the Sharma Agreement, for a period of twelve months following termination of employment for any reason. The Sharma Agreement had an initial term through April 30, 2012, and automatically renews for additional one-year terms.

On June 25, 2015, the Compensation Committee increased Mr. Sharma’s annual base salary to $500,000, effective June 1, 2015.
On February 22, 2017, the Compensation Committee granted Mr. Sharma an option to purchase 200,000 shares of our common stock, at an exercise price of $2.50 per share pursuant and subject to the terms of our 2011 Plan, as amended. The options will vest in equal monthly installments over the next two years commencing on the one month anniversary of the initial grant over a 24-month period.

On February 4, 2018, we entered into a Separation and General Release Agreement with Mr. Sharma pursuant to which, among other things, he was provided with an extension through one year after termination date of the exercise period for his vested stock options and will receive 12 months in base salary as severance, payable in accordance with the Company’s standard payroll practices over 12 months,

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information, on an award-by-award basis, concerning unexercised options to purchase common stock, restricted shares of common stock and common stock that has not yet vested for each named executive officer and outstanding as of December 31, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END - 2017
	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Restricted Shares That Have Not Vested (#)		Market Value of Restricted Shares That Have Not Vested ($)
John A. Roberts	40,000	(1)	80,000	(1)	$2.00	7/11/2026	—		$—
	6,250	(2)	23,750	(2)	$2.50	2/22/2027	—		$—

Rita Shaknovich	7,291	(3)	42,709	(3)	$4.05	5/22/2027	—		$—
							1,000	(4)	$1,850

Panna L. Sharma (5)	152,000	(6)	—	(6)	$10.00	2/2/2019	—		$—
	166,666	(7)	33,334	(7)	$15.39	2/2/2019	—		$—
	200,000	(8)	50,000	(8)	$6.30	2/2/2019	—		$—
	41,666	(9)	158,334	(9)	$2.50	2/2/2019	—		$—
							20,000	(10)	$37,000
______________________

(1)	2,500 options vested on July 11, 2016. The remaining options vest in 15 equal quarterly installment of 7,500 options commencing October 11, 2016 and 5,000 options vesting on July 11, 2020.

(2)	Options vest in 48 equal monthly installments of 625 options commencing one month after the grant date.

(3)	Options vest in 48 equal monthly installments of 1,042 options commencing one month after the grant date.

(4)	Restricted shares vest in 2 equal annual installments of 1,000 shares commencing June 15, 2017.

(5)
In connection with Mr. Sharma's departure, the Company and Mr. Sharma entered into a separation agreement. The separation agreement provides, among other things, that the expiration of his options shall be extended until February 2, 2019.

(6)	14,400 options vested immediately on the grant date, April 1, 2010. The remaining options vested in 60 equal monthly installments of 2,293 options commencing one month after the grant date.

(7)
Options vest in 60 equal monthly installments of 3,333 options commencing one month after the grant date, subject to acceleration upon the achievement of certain milestones. On February 2, 2018, 30,000 unvested options were forfeited.

(8)
50,000 options vested immediately on the grant date, December 11, 2014. The remaining options vest in 48 equal monthly installments of 4,167 options commencing one month after the grant date. On February 2, 2018, 45,834 unvested options were forfeited.

(9)	Options vest in 48 equal monthly installments of 4,166 options commencing one month after the grant date. On February 2, 2018, 154,167 unvested options were forfeited.

(10)	Restricted shares vest in 48 equal monthly installments of 1,667 shares commencing January 11, 2015. On February 2, 2018, 18,333 unvested restricted shares were forfeited.

COMPENSATION OF DIRECTORS

Non-Employee Director Compensation Policy

In September 2017, we amended our director compensation policy. Our amended director compensation policy provides for the following cash compensation to our non-employee directors:

•	each non-employee director (other than our chairman and any director who serves as a consultant) receives an annual base fee of $30,000;

•	our chairman of the board receives an annual fee of $100,000 and the chairman of our audit committee receives an annual fee of $15,000; and

•	other audit committee members, compensation committee members and nominating and corporate governance committee members receive an annual fee of $5,000.

This policy provides for the following equity compensation to our non-employee directors at each annual meeting:

•	each non-employee director receives annual restricted stock awards of 5,000 shares of our common stock (amended from 5,000 shares every other year); and

•	each non-employee director receives annual option grants to purchase 15,000 shares of our common stock.

The restricted stock awards and option grants vest in two equal annual installments, unless otherwise specified. On September 28, 2017, in connection with the adoption of the amended director compensation policy, we granted each non-employee director 2,500 restricted shares of common stock and options to purchase 5,000 shares of common stock. At the annual meeting of stockholders on June 7, 2017, we granted each non-employee director 2,500 restricted shares of common stock and options to purchase 10,000 shares of common stock.

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

John Pappajohn

Effective on January 6, 2014, our Board appointed John Pappajohn to serve as the chairman of the Board. As compensation for serving as the chairman of the Board, we pay Mr. Pappajohn $100,000 per year. We granted to Mr. Pappajohn, 25,000 restricted shares of the Company’s common stock, and options to purchase an aggregate of 100,000 shares of the Company’s common stock. The options have a term of ten years from the date on which they were granted. The restricted stock and the options each vest in two equal installments on the one year anniversary and the two year anniversary of the date on which Mr. Pappajohn became the chairman of the Board. The exercise price of the options is $13.98.

Except as set forth in the table below, the non-employee directors did not receive any cash or equity compensation during 2017.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
John Pappajohn	$100,000	$17,250	$36,308	$120,000	(2)	$273,558
Raju S.K. Chaganti, Ph.D.	$—	$17,250	$36,308	$20,000	(3)	$73,558
Edmund Cannon	$20,000	$17,250	$36,308	$—		$73,558
Franklyn G. Prendergast, M.D., Ph.D.	$20,000	$17,250	$36,308	$—		$73,558
Geoffrey Harris	$25,000	$17,250	$36,308	$—		$78,558
Howard McLeod	$15,000	$17,250	$36,308	$—		$68,558
Michael Welsh, M.D.	$17,500	$17,250	$36,308	$—		$71,058
Thomas F. Widmann (4)	$—	$—	$—	$—		$—
______________________

(1)
Represents the aggregate grant date fair value for grants made in 2017 computed in accordance with FASB ASC Topic 718. Unlike the calculations contained in the Company’s financial statements, this calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that the executive will perform the requisite service for the award to vest in full. The assumptions used in valuing options are described in Note 13 to the Company’s financial statements included in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2018.

(2)
In April 2014, we entered into a consulting agreement with Equity Dynamics, Inc. (“EDI”), an entity controlled by John Pappajohn, pursuant to which the Company pays EDI a monthly fee of $10,000 plus expenses for such consulting services.

(3)	Dr. Chaganti received a monthly fee of $5,000 for consulting services through April 2017.

(4)	Dr. Widmann joined our Board in December 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 17, 2018 with respect to the beneficial ownership of common stock of the Company by the following: (i) each of the Company’s current directors; (ii) each of the named executive officers; (iii) the current executive officers; (iv) all of the current executive officers and directors as a group; and (v) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of the Company’s common stock.

For purposes of the following table, beneficial ownership is determined in accordance with the applicable SEC rules and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of the Company’s common stock issuable under options that are exercisable on or within 60 days after April 17, 2018 (“Presently Exercisable Options”) are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the common stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the common stock beneficially owned by any other person or entity.

The percentage of the common stock beneficially owned by each person or entity named in the following table is based on 27,748,497 shares of common stock issued and outstanding as of April 17, 2018 plus any shares issuable upon exercise of Presently Exercisable Options held by such person or entity.

Name and Address of Beneficial Owner*	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
5% Holders
Stonepipe Capital, L.P.	1,786,063	(1)	6.4%
Perkins Capital Management, Inc.	1,406,700	(2)	5.7%

Named Executive Officers, Executive Officers and Directors:
Panna Sharma	706,165	(3)	2.5%
Raju S.K. Chaganti, Ph.D.	721,394	(4)	2.6%
Edmund Cannon	73,394	(5)	**
John Pappajohn	3,201,760	(6)	11.4%
Dr. Franklyn G. Prendergast, M.D., Ph.D.	60,500	(7)	**
Michael J. Welsh, M.D.	42,540	(8)	**
Geoffrey Harris	52,500	(9)	**
Howard McLeod	38,500	(9)	**
Thomas Widmann	—		**
Rita Shaknovich, M.D., Ph.D.	15,500	(10)	**
John A. Roberts	76,575	(11)	**
Igor Gitelman	4,687	(12)	**
Ralf Brandt	1,404,851	(13)	5.1%
All current executive officers and directors as a group (11 persons)	5,692,201		19.7%
______________________

(*)	Unless otherwise indicated, the address is c/o Cancer Genetics, Inc., 201 Route 17 North, 2nd Floor, Rutherford, New Jersey, 07070.

(**)	Less than 1%.

(1)
Based solely on information set forth in a Schedule 13G/A filed with the SEC on February 13, 2018 by Stonepipe Capital, L.P. (“Stonepipe”) reporting sole voting power and sole dispositive power over 1,786,063 shares of common stock. Stonepipe Capital Management, LLC (the “General Partner”) is the general partner of Stonepipe and investment adviser of investment funds, including Stonepipe. Jon M. Plexico and Timothy P. Lynch are the control persons of the General Partner. Each of Stonepipe, the General Partner, Mr. Plexico and Mr. Lynch disclaims beneficial ownership of the shares of common stock except to the extent of that person’s pecuniary interest therein. The address for Stonepipe, the General Partner, Mr. Plexico and Mr. Lynch is 919 NW Bond Street, Suite 204, Bend, OR 97703.

(2)
Based solely on information set forth in a Schedule 13G/A filed on January 24, 2018 by Perkins Capital Management, Inc. (“Perkins”) reporting sole voting power over 777,200 shares of common stock and sole dispositive power over 1,406,700 shares of common stock (includes 989,700 common equivalents and 417,000 warrants exercisable within 60 days). The address for Perkins is 730 Lake St E, Wayzata, MN 55391.

(3)	Includes 571,999 shares of common stock underlying options exercisable on or before June 16, 2018.

(4)
Includes 356,000 shares of common stock underlying options held by Dr. Raju Chaganti exercisable on or before June 16, 2018. Also includes 6,250 shares of unvested restricted stock as of April 17, 2018. Also, includes 60,000 shares of common stock owned by Chaganti LLC, 97,826 shares of common stock owned by his wife, Dr. Seeta Chaganti, and 83,494 shares of common stock held by grantor retained annuity trusts of which Dr. Raju Chaganti and his wife are co-trustees and/or recipients. Excludes 15,000 shares of common stock underlying options held by Dr. Raju Chaganti not exercisable on or before June 16, 2018.

(5)
Includes 55,000 shares of common stock underlying options exercisable on or before June 16, 2018. Includes 6,250 shares of unvested restricted stock as of April 17, 2018. Excludes 15,000 shares of common stock underlying options not exercisable on or before June 16, 2018.

(6)
Includes 200,000 shares of common stock owned by his wife. Includes 145,000 shares of common stock underlying options exercisable on or before June 16, 2018. Includes 275,556 shares of common stock underlying warrants exercisable on or before June 16, 2018. Also includes 6,250 shares of unvested restricted stock as of April 17, 2018. Excludes 15,000 shares of common stock underlying options that are not exercisable on or before June 16, 2018. Excludes 258,910 shares of common stock underlying warrants that are not exercisable on or before June 16, 2018 due to certain limitations.

(7)
Includes 48,000 shares of common stock underlying options exercisable on or before June 16, 2018. Includes 6,250 shares of unvested restricted stock as of April 17, 2018. Excludes 15,000 shares of common stock underlying options that are not exercisable on or before June 16, 2018.

(8)
Includes 30,000 shares of common stock underlying options exercisable on or before June 16, 2018. Also includes 6,250 shares of unvested restricted stock as of April 17, 2018. Excludes 15,000 shares of common stock underlying options that are not exercisable on or before June 16, 2018.

(9)
Includes 25,000 shares of common stock underlying options exercisable on or before June 16, 2018. Also includes 6,250 shares of unvested restricted stock as of April 17, 2018. Excludes 15,000 shares of common stock underlying options that are not exercisable on or before June 16, 2018.

(10)
Includes 12,500 shares of common stock underlying options exercisable on or before June 16, 2018. Includes 1,000 shares of unvested restricted stock as of April 17, 2018. Excludes 37,500 shares of common stock underlying options that are not exercisable on or before June 16, 2018.

(11)
Includes 64,375 shares of common stock underlying options exercisable on or before June 16, 2018. Excludes 85,625 shares of common stock underlying options that are not exercisable on or before June 16, 2018.

(12)
Includes 3,750 shares of common stock underlying options exercisable on or before June 16, 2018. Excludes 10,313 shares of common stock underlying options that are not exercisable on or before June 16, 2018. Mr. Gitelman was appointed as our Chief Accounting Officer on February 13, 2017.

(13)
Includes 1,337,351 shares of common stock owned through the Brandt Family Trust. Includes 37,500 shares of common stock underlying options exercisable on or before June 16, 2018. Includes 20,000 shares of unvested restricted stock as of April 17, 2018. Excludes 62,500 shares of common stock underlying options that are not exercisable on or before June 16, 2018. Also excludes 334,338 shares of common stock held by the Company in escrow.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 regarding shares of our common stock that may be issued under our existing equity compensation plans, including our 2008 Stock Option Plan (the “2008 Plan”) and our 2011 Equity Incentive Plan (the “2011 Plan”) as well as shares issued outside of these plans.

	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options and rights(1)	(b) Weighted average exercise price of outstanding options and rights	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
Equity compensation plans approved by security holders (2)	2,808,298	$6.96	494,130	(3)
Equity compensation plans not approved by security holders (4)	36,000	$10.00	—
Total	2,844,298	$7.00	494,130

(1)Does not include any restricted stock as such shares are already reflected in our outstanding shares.
(2)Consists of the 2008 Plan and the 2011 Plan.
(3)Includes securities available for future issuance under the 2008 Plan and the 2011 Plan.

(4)	These options were issued to one of our current board members in connection with consulting services.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than compensation arrangements for named executive officers and directors, we describe below each transaction and series of similar transactions, since the beginning of fiscal year 2017, to which we were a party or will be a party, in which:

•
the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of the smaller reporting company’s total assets at year end for the last two completed fiscal years; and

•
any of our directors, nominees for director, executive officers or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Compensation arrangements for our named executive officers and directors are described in the section entitled “Executive Compensation”.

Equity Dynamics

Beginning in August 2010, Equity Dynamics, Inc. (“EDI”), a financial consulting entity that was founded by John Pappajohn, began providing financial consulting services to us pursuant to a consulting agreement. The consulting agreement was terminated effective March 31, 2014. Subsequently, we entered into a new consulting agreement with EDI effective April 1, 2014 pursuant to which EDI continues to earn a monthly fee of $10,000 plus expenses for such consulting services. We may terminate our consulting arrangement with EDI upon 30 days written notice.

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

Director Independence

The Company is currently managed by an eight member Board. Each of Mr. Harris, Mr. Welsh, Mr. Cannon, Dr. Prendergast, Dr. McLeod and Dr. Widmann is “independent” as that term is defined under the rules of The NASDAQ Stock Market.

Item 14. Principal Accounting Fees and Services

The following table summarizes the fees for professional services rendered by RSM US LLP, our independent registered public accounting firm, for each of the last two fiscal years:

Fee Category	2017	2016
Audit Fees	$397,766	$297,400
Audit-Related Fees	$22,850	$23,000
Tax Fees	$14,950	$18,500
All Other Fees	$—	$—
Total Fees	$435,566	$338,900

Audit Fees

Represents fees for professional services provided in connection with the audit of the Company’s annual financial statements and reviews of the Company’s quarterly interim financial statements.

Audit-Related Fees

Fees related to review of registration statements, acquisition due diligence and statutory audits.

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

The Audit Committee has considered whether the provision of Audit-Related Fees, Tax Fees, and all other fees as described above is compatible with maintaining RSM US LLP’s independence and has determined that such services for fiscal years 2017 and 2016 were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

The Audit Committee is responsible for reviewing and discussing the audit financial statements with management, discussing with the independent registered public accountants the matters required by Public Company Accounting Oversight Board Auditing Standard No. 1301 Communications with Audit Committees, receiving written disclosures from the independent registered public accountants required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accountants’ communications with the Audit Committee concerning independence and discussing with the independent registered public accountants their independence, and recommending to the Board that the audit financial statements be included in the Company’s Annual Report on Form 10-K.

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

Cancer Genetics, Inc. (Registrant)

Date: April 30, 2018	/s/ John A. Roberts
John A. Roberts
Interim Chief Executive Officer, Chief Operating Officer and Executive Vice President, Finance (Principal Executive Officer and Principal Financial Officer and duly authorized signatory)

Date: April 30, 2018	/s/ Igor Gitelman
Igor Gitelman
Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act, this Amendment No. 1 on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Roberts	Interim Chief Executive Officer, Chief Operating Officer and Executive Vice President, Finance	April 30, 2018
John A. Roberts	(Principal Executive Officer and Principal Financial Officer)

/s/ Igor Gitelman	Chief Accounting Officer	April 30, 2018
Igor Gitelman	(Principal Accounting Officer)

/s/ John Pappajohn	Chairman of the Board of Directors	April 30, 2018
John Pappajohn

/s/ Geoffrey Harris	Director	April 30, 2018
Geoffrey Harris

/s/ Edmund Cannon	Director	April 30, 2018
Edmund Cannon

/s/ Howard McLeod	Director	April 30, 2018
Howard McLeod

/s/ Michael J. Welsh	Director	April 30, 2018
Michael J. Welsh

/s/ Raju S. K. Chaganti	Director	April 30, 2018
Raju S. K. Chaganti, Ph.D.

/s/ Franklyn G. Prendergast	Director	April 30, 2018
Franklyn G. Prendergast, M.D., Ph.D.

/s/ Thomas F. Widmann	Director	April 30, 2018
Thomas F. Widmann

INDEX TO EXHIBITS

Exhibit No.

24.1	Power of attorney (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2018).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

* Filed herewith.