Form 10-Q
period 2018-03-31
CANCER GENETICS, INC
filed 2018-05-15
CIK 1349929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 8, 2018, there were 27,746,497 shares of common stock, par value $0.0001 of Cancer Genetics, Inc. outstanding.

CANCER GENETICS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
Cancer Genetics, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except par value)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,022	$9,541
Accounts receivable, net of allowance for doubtful accounts of 2018 $7,003; 2017 $6,539	10,335	10,958
Assets held for sale	2,058	—
Other current assets	2,622	2,707
Total current assets	19,037	23,206
FIXED ASSETS, net of accumulated depreciation	4,876	5,550
OTHER ASSETS
Restricted cash	350	350
Patents and other intangible assets, net of accumulated amortization	4,375	4,478
Investment in joint venture	244	246
Goodwill	17,257	17,992
Other	305	399
Total other assets	22,531	23,465
Total Assets	$46,444	$52,221
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,921	$8,715
Obligations under capital leases, current portion	319	272
Liabilities held for sale	221	—
Deferred revenue	1,751	516
Line of credit	3,510	4,137
Term note, current portion	6,000	6,000
Total current liabilities	20,722	19,640
Obligations under capital leases	641	624
Deferred rent payable and other	324	360
Warrant liability	3,711	4,403
Deferred revenue, long-term	992	429
Total Liabilities	26,390	25,456
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 9,764 shares, $0.0001 par value, none issued	—	—
Common stock, authorized 100,000 shares, $0.0001 par value, 27,730 and 27,754 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	161,801	161,527
Accumulated other comprehensive income	49	69
Accumulated (deficit)	(141,799)	(134,834)
Total Stockholders’ Equity	20,054	26,765
Total Liabilities and Stockholders’ Equity	$46,444	$52,221

See Notes to Unaudited Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue	$7,667	$6,966
Cost of revenues	5,082	4,209
Gross profit	2,585	2,757
Operating expenses:
Research and development	681	1,110
General and administrative	5,260	3,477
Sales and marketing	1,591	971
Total operating expenses	7,532	5,558
Loss from operations	(4,947)	(2,801)
Other income (expense):
Interest expense	(239)	(194)
Interest income	21	17
Change in fair value of acquisition note payable	17	(232)
Change in fair value of warrant liability	692	(7,294)
Other expense	—	(46)
Total other income (expense)	491	(7,749)
Loss before income taxes	(4,456)	(10,550)
Income tax (benefit)	—	(970)
Net (loss)	$(4,456)	$(9,580)
Basic and diluted net (loss) per share	$(0.16)	$(0.51)
Basic and diluted weighted-average shares outstanding	27,049	18,904

Net (loss)	(4,456)	(9,580)
Foreign currency translation (loss)	(20)	—
Comprehensive (loss)	(4,476)	(9,580)
See Notes to Unaudited Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(4,456)	$(9,580)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	429	534
Amortization	135	83
Provision for bad debts	464	(21)
Stock-based compensation	274	435
Change in fair value of acquisition note payable	(17)	232
Change in fair value of warrant liability	(692)	7,294
Amortization of debt issuance costs	—	7
Amortization of discount on debt	—	7
Loss in equity method investment	2	12
Loss on extinguishment of debt	—	78
Changes in:
Accounts receivable	(160)	(901)
Other current assets	(143)	156
Other non-current assets	(5)	28
Accounts payable, accrued expenses and deferred revenue	(279)	(694)
Deferred rent payable and other	(24)	(61)
Net cash (used in) operating activities	(4,472)	(2,391)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(221)	(178)
Patent costs	(32)	(31)
Net cash (used in) investing activities	(253)	(209)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(86)	(34)
Proceeds from warrant exercises	—	1,750
Repayment of borrowings on Silicon Valley Bank line of credit	(627)	—
Proceeds from Partners for Growth IV, L.P. term note	—	6,000
Principal payments on Silicon Valley Bank term note	—	(4,667)
Payment of debt issuance costs and loan fees	—	(287)
Net cash provided by (used in) financing activities	(713)	2,762
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	(32)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	(5,470)	162
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Beginning	9,891	9,802
Ending	$4,421	$9,964
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$245	$269
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fixed assets acquired through capital lease arrangements	$150	$396
Derivative warrants issued with debt	—	1,004

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1.     Organization, Description of Business, Basis of Presentation, Recently Adopted Accounting Standards, Acquisition, Reclassifications and Recent Accounting Pronouncements

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

We were incorporated in the State of Delaware on April 8, 1999 and have offices and state-of-the-art laboratories located in California, New Jersey, North Carolina, Pennsylvania, Australia, and Hyderabad (India). Our laboratories comply with the highest regulatory standards as appropriate for the services we deliver including CLIA, CAP, NY State, California State and NABL (India). Our services are built on a foundation of world-class scientific knowledge and intellectual property in solid and blood-borne cancers, as well as strong academic relationships with major cancer centers such as Memorial Sloan-Kettering, Mayo Clinic, and the National Cancer Institute. We offer preclinical services such as predictive tumor models, human orthotopic xenografts and syngeneic immuno-oncology relevant tumor models in our Hershey PA facility, and a leader in the field of immuno-oncology preclinical services in the United States. This service is supplemented with GLP toxicology and extended bioanalytical services in our Australian based facility in Bundoora VIC.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for interim reporting as prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2017, filed with the Securities and Exchange Commission on April 2, 2018. The consolidated balance sheet as of December 31, 2017, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. Interim financial results are not necessarily indicative of the results that may be expected for any future interim period or for the year ending December 31, 2018.

Recently Adopted Accounting Standards

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. The ASU replaces most existing revenue recognition guidance in U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” which defers the effective date for ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Gross versus Net),” which clarifies the implementation guidance in ASU 2014-09 relating to principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies guidance related to the impact of goods and services on a performance obligation and timing and pattern of recognition issues related to intellectual property contracts. In May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” which clarifies certain narrow provisions of ASU 2014-09. On January 1, 2018, we adopted these ASUs using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. Financial information for the three months ended March 31, 2017 has not been restated and continues to be reported under the accounting standards in effect for that period.

The transition adjustment resulted in a net reduction to the opening balance of accumulated deficit of $2.5 million on January 1, 2018 and increased deferred revenue associated with Biopharma Services and Discovery Services by $1.9 million and $0.6 million, respectively, due to a change in our policies for recognized revenue for performance obligations fulfilled over time. In our Clinical Services area, the majority of the amounts historically charged as a provision for bad debts are now considered an implicit price concession in determining net revenue under Accounting Standards Codification (“ASC”) Topic 606. Accordingly, we now report uncollectible balances as a reduction in the transaction price, and therefore, as a reduction in net revenues rather than a component of selling, general and administrative expenses.

The following table presents the amounts by which each financial statement line item was affected by adopting the new revenue recognition guidance (in thousands):

	Three Months Ended March 31, 2018
	As Reported	ASC 606 Adjustments	Balances Without Adoption
Consolidated Statements of Operations and Other Comprehensive Loss
Revenue:
Biopharma Services	$3,658	$(307)	3,351
Clinical Services	2,342	—	2,342
Discovery Services	1,667	(529)	1,138
	$7,667	$(836)	$6,831
Consolidated Balance Sheets
CURRENT LIABILITIES
Deferred revenue
Biopharma Services	$1,625	$(1,547)	$78
Clinical Services	—	—	—
Discovery Services	126	(126)	—
	$1,751	$(1,673)	$78

NON-CURRENT LIABILITIES
Deferred revenue
Biopharma Services	$516	$—	$516
Clinical Services	—	—	—
Discovery Services	476	—	476
	$992	$—	$992

STOCKHOLDERS' EQUITY
Accumulated (deficit)	$(141,799)	$1,673	$(140,126)

Restricted Cash

Effective January 1, 2018, we adopted ASU 2016-18, which requires companies to include restricted cash accounts with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the consolidated statements of cash flows.

Acquisition of vivoPharm
On August 15, 2017, we purchased all of the outstanding stock of vivoPharm, with its principal place of business in Victoria, Australia, in a transaction valued at approximately $1.6 million in cash and shares of the Company’s common stock, valued at $8.1 million based on the closing price of the stock on August 15, 2017. The Company has deposited in escrow 20% of the stock consideration until the expiration of twelve months from the closing date to serve as the initial source for any indemnification claims and adjustments.
Prior to the acquisition, vivoPharm was a contract research organization (“CRO”) that specialized in planning and conducting unique, specialized studies to guide drug discovery and development programs with a concentration in oncology and immuno-oncology. The transaction is being accounted for using the acquisition method of accounting for business combinations in accordance with GAAP. Under this method, the total consideration transferred to consummate the acquisition is being allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the closing date of the acquisition. The acquisition method of accounting requires extensive use of estimates and judgments to allocate the consideration transferred to the identifiable tangible and intangible assets acquired and liabilities assumed. Accordingly, the allocation of the consideration transferred is preliminary and will be adjusted upon completion of the final valuation of the assets acquired and liabilities assumed. The final valuation is expected to be completed as soon as practicable but no later than twelve months after the closing date of the acquisition. As of March 31, 2018, the valuation of the lab supplies, deferred revenue and deferred taxes is provisional.

The estimated allocation of the purchase price as of August 15, 2017 consists of the following (in thousands):

Cash	$544
Accounts receivable	905
Lab supplies	350
Prepaid expenses and other current assets	60
Fixed assets	765
Intangible assets	3,160
Goodwill	5,960
Accounts payable and accrued expenses	(913)
Deferred revenue	(814)
Deferred rent and other	(222)
Obligations under capital leases	(76)
Total purchase price	$9,719

The following table provides certain pro forma financial information for the Company as if the acquisition of vivoPharm discussed above occurred on January 1, 2017 (in thousands except per share amounts):

Three Months Ended March 31,
2017
Revenue	$8,134
Net loss	(9,795)

Basic and dilutive net loss per share	$(0.45)

The results of operations for the three months ended March 31, 2018 include the operations of vivoPharm, which accounted for approximately $1,428,000 of the Company’s consolidated Discovery Services revenue. The net income (loss) of vivoPharm cannot be determined, as its operations were integrated with Cancer Genetics.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In February 2016, the FASB issued guidance codified in ASC 842, Leases, which supersedes the guidance in former ASC 840, Leases, to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The standard will become effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. We plan to adopt this guidance on the effective date. We are currently evaluating the impact the provisions will have on our consolidated financial statements.

Note 2. Going Concern

At March 31, 2018, our cash position and history of losses required management to assess our ability to continue operating as a going concern, according to FASB ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The Company does not have sufficient cash at March 31, 2018 to fund normal operations for the next twelve months. In addition, the Company was in violation of certain financial covenants under its debt agreements at December 31, 2017, January 31, 2018, February 28, 2018, March 31, 2018 and April 30, 2018. These covenant violations were waived on May 14, 2018 by SVB and PFG. The Company is in discussions with its lenders to modify the loans and reset the loan covenants, but we can provide no assurances that our current negotiations will be successful. The Company's ability to continue as a going concern is dependent on the Company’s ability to modify its existing debt, raise additional equity or debt capital or spin-off non-core assets to raise additional cash. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We have hired Raymond James & Associates, Inc. as our financial advisor to assist with evaluating strategic options. Such options could include raising more capital, the acquisition of another company and/or complementary assets, the sale of the Company or another type of strategic partnership. We can provide no assurances that our current actions will be successful or that additional sources of financing with be available to us on favorable terms, if at all.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3.     Revenue and Accounts Receivable

Revenue by service type for the three months ended March 31, 2018 and 2017 is comprised of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Biopharma Services	3,658	$3,719
Clinical Services	2,342	2,954
Discovery Services	1,667	293
	$7,667	$6,966
The table above includes approximately $1,428,000 of Discovery Services revenue from our acquisition of vivoPharm for the three months ended March 31, 2018.

Accounts receivable by service type at March 31, 2018 and December 31, 2017 consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Biopharma Services	$3,847	$3,746
Clinical Services	12,572	12,205
Discovery Services	1,238	1,546
Allowance for doubtful accounts	(7,003)	(6,539)
	$10,654	$10,958

The table above includes $319,000 of net accounts receivables relating to Discovery Services that are included in assets held for sale on the Consolidated Balance Sheet as of March 31, 2018.

Revenue for Biopharma Services are customized solutions for patient stratification and treatment selection through an extensive suite of DNA-based testing services. Biopharma Services are billed to pharmaceutical and biotechnology companies. Clinical Services are tests performed to provide information on diagnosis of cancers to guide patient management. Clinical Services tests can be billed to Medicare, another third party insurer or the referring community hospital or other healthcare facility, or directly to patients. Discovery Services are services that provide the tools and testing methods for companies and researchers seeking to identify new DNA-based biomarkers for disease. The breakdown of our Clinical Services revenue (as a percent of total revenue) is as follows:

	Three Months Ended March 31,
	2018	2017
Medicare	9%	14%
Other insurers	16%	23%
Other healthcare facilities	5%	6%
	30%	43%
We have historically derived a significant portion of our revenue from a limited number of test ordering sites. Test ordering sites account for all of our Clinical Services revenue. Our test ordering sites are largely hospitals, cancer centers, reference laboratories, physician offices and biopharmaceutical companies. Oncologists and pathologists at these sites order the tests on behalf of the needs of their oncology patients or as part of a clinical trial sponsored by a biopharmaceutical company in which the patient is being enrolled. We generally do not have formal, long-term written agreements with such test ordering sites, and, as a result, we may lose a significant test ordering site at any time, except with biopharmaceutical companies.

The top five test ordering sites during the three months ended March 31, 2018 and 2017 accounted for approximately 17% and 35% of our testing volumes, respectively. During the three months ended March 31, 2018, there were no customers that accounted for more than 10% of our total revenue. During the three months ended March 31, 2017, there was one biopharmaceutical company which accounted for approximately 11% of our total revenue.

We record deferred revenues (contract liabilities) when cash payments are received or due in advance of our performance, including amounts which are refundable.

Performance Obligations:

	Biopharma Services	Clinical Services	Discovery Services
Performance Obligation Satisfaction and Revenue Recognition:
Performance obligations are satisfied at a point in time as the Company processes samples delivered by the customer. Project level activities, including study setup and project management, are satisfied over the life of the contract. Revenues are recognized at a point in time when the test results or other deliverables are reported to the customer. Project level fee revenue is recognized ratably over the life of the contract.

Performance obligations are satisfied at a point in time when the tests are reported to the customer. Revenues are recognized at a point in time when the test results are reported to the ordering site.
Performance obligations are satisfied over time and revenue is recognized using the time elapsed method as the Company delivers study results to the customers.

Significant Payment Terms:
Monthly invoices at a contractual rate are generated as services are delivered for work completed during the prior month. Some contracts have prepayments prior to services being rendered that are recorded as deferred revenue.

The Company invoices at its list price or contractually negotiated price. Payments realized vary from amounts invoiced. Accordingly, the Company estimates the variable consideration it expects to collect.
As results are delivered, the invoices are generated based on contractual rates. Some contracts have prepayments prior to services being rendered that are recorded as deferred revenue.

Nature of Services:	Biopharma testing services, study setup and study management	Clinical testing services	Discovery services

Remaining Performance Obligations:

Services offered under the Biopharma and Discovery Services frequently take time to complete under their respective contacts. These times vary depending on specific contract arrangements like the length of the study in the case of Discovery Services and how samples are delivered to us for processing in the case of Biopharma Services. In the case of Clinical Services and

Discovery Services, the duration of performance obligation is less than one year. As of March 31, 2018 the Company had $27.4 million in remaining performance obligations in the Biopharma Services area. We expect to recognize the remaining performance obligations over the next two years.

Practical Expedients:

Our customer arrangements in Biopharma Services and Discovery Services do not contain any significant financing component (interest). We have not recognized the financing component in the case of Clinical Services, as the payment plans we may grant to our self-pay customers do not to exceed six months.
We do not incur any incremental costs to obtain or fulfill our customer contracts that require capitalization under the new revenue standard and have elected the practical expedient afforded by the new revenue standard to expense such costs as incurred.
We exclude from the measurement of the transaction price all taxes that we collect from customers that are assessed by governmental authorities and are both imposed on and concurrent with specific revenue-producing transactions.
Note 4.     Assets and Liabilities Held for Sale

On March 22, 2018, our Board of Directors unanimously approved a plan to sell our India subsidiary, BioServe Biotechnologies (India) Private Limited to Reprocell, Inc., for cash consideration of $1.5 million to $2.0 million in the next 30 to 45 days. On April 26, 2018, the sale closed for an all cash purchase price of $1.9 million, subject to downward adjustment of up to $300,000, based on a formula set forth in the purchase agreement, if the India subsidiary does not meet the specified revenue target.

At March 31, 2018, the assets and liabilities of the India subsidiary have been presented as being held for sale in our Consolidated Balance Sheets. The carrying value of the assets and liabilities held for sale of our India subsidiary approximates the fair value on March 31, 2018.

Assets and liabilities held for sale consist of the following at March 31, 2018:

Current assets held for sale:
Cash and cash equivalents	$49
Accounts receivable, net	319
Other current assets	228
Fixed assets, net	628
Goodwill	735
Other	99
Total current assets held for sale	$2,058

Current liabilities held for sale:
Accounts payable and accrued expenses	$209
Deferred rent and other	12
Total current liabilities held for sale	$221

Note 5.     Earnings Per Share

For purposes of this calculation, stock warrants, outstanding stock options and unvested restricted shares are considered common stock equivalents using the treasury stock method, and are the only such equivalents outstanding. For the three months ended March 31, 2018 and 2017, all common stock equivalents outstanding were anti-dilutive.

The following table summarizes equivalent units outstanding that were excluded from the earnings per share calculation because their effects were anti-dilutive (in thousands):

	Three Months Ended March 31,
	2018	2017
Common stock purchase warrants	10,055	6,608
Stock options	2,534	2,520
Restricted shares of common stock	683	68
	13,272	9,196

Note 6. Term Note and Line of Credit

On March 22, 2017, we entered into a two year asset-based revolving line of credit agreement with Silicon Valley Bank (“SVB”). The SVB credit facility provides for an asset-based line of credit (“ABL”) for an amount not to exceed the lesser of (a) $6.0 million or (b) 80% of eligible accounts receivable plus the lesser of 50% of the net collectible value of third party accounts receivable or three (3) times the average monthly collection amount of third party accounts receivable over the previous quarter. The ABL requires monthly interest payments at the Wall Street Journal prime rate plus 1.50% (6.25% at March 31, 2018) and matures on March 22, 2019. We also pay a fee of 0.25% per year on the average unused portion of the ABL. At March 31, 2018, we have borrowed $3.5 million on the ABL, which is the maximum amount allowed based on eligible accounts receivable.
We concurrently entered into a three year $6.0 million term loan agreement (“PFG Term Note”) with Partners for Growth IV, L.P. (“PFG”). The PFG Term Note is an interest only loan with the full principal and any outstanding interest due at maturity on March 22, 2020. Interest is payable monthly at a rate of 11.5% per annum, with the possibility of reducing to 11.0% in 2018 based on achieving certain financial milestones set forth by PFG. We may prepay the PFG Term Note in whole or part at any time without penalty.

Both loan agreements require us to comply with certain financial covenants, including minimum adjusted EBITDA, revenue and liquidity covenants, and restrict us from, among other things, paying cash dividends, incurring debt and entering into certain transactions without the prior consent of the lenders. Repayment of amounts borrowed under the new loan agreements may be accelerated if an event of default occurs, which includes, among other things, a violation of such financial covenants and negative covenants. As of December 31, 2017, January 31, 2018, February 28, 2018, March 31, 2018 and April 30, 2018, we were in violation of certain financial covenants. These covenant violations were waived on May 14, 2018 by SVB and PFG. The Company is in discussions with its lenders to modify the loans and reset the loan covenants.

Our obligations to SVB under the ABL facility are secured by a first priority security interest on substantially all of our assets, and our obligations under the PFG Term Note are secured by a second priority security interest subordinated to the SVB lien.

In connection with the PFG Term Note, we issued seven year warrants to the lenders to purchase an aggregate of 443,262 shares of our common stock at an exercise price of $2.82 per share (the “PFG Warrants”).

At March 31, 2018, the principal amount of the PFG Term Note of $6,000,000 is due in 2020. Even though we received loan covenant waivers through April 30, 2018, future anticipated violations under the existing agreements and the requirement to raise capital requires us to present the PFG Term Note as a current liability.

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

At March 31, 2018, 693,161 shares remain available for future awards under the 2011 Plan and 134,546 shares remain available for future awards under the 2008 Plan. Effective April 9, 2018, the Company is no longer able to issue options from the 2008 Plan.

A summary of employee and non-employee stock option activity for the three months ended March 31, 2018 is as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares (in thousands)	Weighted- Average Exercise Price
Outstanding January 1, 2018	2,844	$7.00	6.96	$4
Cancelled or expired	(310)	5.13
Outstanding March 31, 2018	2,534	$7.23	5.70	$—
Exercisable March 31, 2018	1,749	$9.02	4.30	$—

On May 10, 2018, the Company granted employees options to purchase 661,000 shares of the Company’s common stock, including 350,000 options granted to our Chief Executive Officer, which are subject to certain performance conditions, as discussed in Note 14. The options have an exercise price of $0.89 per share and vest over a period of 5 years.

Aggregate intrinsic value represents the difference between the fair value of our common stock and the exercise price of outstanding, in-the-money options.

As of March 31, 2018, total unrecognized compensation cost related to non-vested stock options granted to employees was $1,463,020 which we expect to recognize over the next 2.28 years.

The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model requires us to make assumptions and judgments about the variables used in the calculation, including the expected term (the period of time that the options granted are expected to be outstanding), the volatility of our common stock, a risk-free interest rate, and expected dividends. Forfeitures will be recorded when they occur. No compensation cost is recorded for options that do not vest. We use the simplified calculation of expected life described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, and volatility is based on the historical volatility of our common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. We use an expected dividend yield of zero, as we do not anticipate paying any dividends in the foreseeable future.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted to employees during the periods presented:

Three Months Ended March 31,
2017
Volatility	73.57%
Risk free interest rate	2.03%
Dividend yield	0.00%
Term (years)	6.00
Weighted-average fair value of options granted during the period	1.63

In May 2014, we issued 200,000 options to a Director with an exercise price of $15.89. See Note 12 for additional information. The following table presents the weighted-average assumptions used to estimate the fair value of options reaching their measurement date for non-employees during the periods presented:

Three Months Ended March 31,
2017
Volatility	77.41%
Risk free interest rate	2.22%
Dividend yield	0.00%
Term (years)	7.14

Restricted stock awards have been granted to employees, directors and consultants as compensation for services. At March 31, 2018, there was $155,911 of unrecognized compensation cost related to non-vested restricted stock granted to employees and directors; we expect to recognize the cost over 1.29 years.

The following table summarizes the activities for our non-vested restricted stock awards for the three months ended March 31, 2018:

	Non-vested Restricted Stock Awards
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2018	91	$4.21
Vested	(2)	6.30
Cancelled	(20)	$6.50
Non-vested at March 31, 2018	69	$3.48

The following table presents the effects of stock-based compensation related to stock option and restricted stock awards to employees and non-employees on our Consolidated Statements of Operations and Other Comprehensive Loss during the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenues	$91	$59
Research and development	15	50
General and administrative	158	300
Sales and marketing	10	26
Total stock-based compensation	$274	$435

Note 8. Warrants

There was no warrant activity during the three months ended March 31, 2018. The following table presents warrants outstanding at March 31, 2018 (in thousands, except exercise price):

Issued With / For	Exercise Price		Warrants Outstanding March 31, 2018
Non-Derivative Warrants:
Financing	$10.00		243
Financing	15.00		276
2015 Offering	5.00		3,450
Total non-derivative warrants	$6.00	C	3,969
Derivative Warrants:
2016 Offerings	2.25	A	1,968
2017 Debt	2.82	B	443
2017 Offering	2.35	A	3,500
2017 Offering	2.50	A	175
Total derivative warrants	2.36	C	6,086
Total	$3.80	C	10,055

A	These warrants are subject to fair value accounting and contain a contingent net cash settlement feature. See Note 9.

B	These warrants are subject to fair value accounting until the number of shares issuable upon the exercise of the warrants becomes fixed. See Note 9.

C	Weighted-average exercise prices are as of March 31, 2018.

Note 9. Fair Value of Warrants

The following table summarizes the derivative warrant activity subject to fair value accounting for the three months ended March 31, 2018 (in thousands):

Issued with/for	Fair value of warrants outstanding as of December 31, 2017	Change in fair value of warrants	Fair value of warrants outstanding as of March 31, 2018
2016 Offerings	$1,929	$27	$1,956
2017 Debt	501	(78)	423
2017 Offering	1,973	(641)	1,332
	$4,403	$(692)	$3,711

The derivative warrants issued as part of the 2016 Offerings are valued using a probability-weighted Binomial model, while the derivative warrants issued as part of the 2017 Debt refinancing are valued using a Monte Carlo model. The derivative warrants issued in conjunction with the 2017 Offering were valued using a Black-Scholes model. The following tables summarize the assumptions used in computing the fair value of derivative warrants subject to fair value accounting at the date of issue or exercise during the three months ended March 31, 2018 and 2017, and at March 31, 2018 and December 31, 2017.

2016 Offerings	As of March 31, 2018	As of December 31, 2017	Exercised During the Three Months Ended March 31, 2017
Exercise price	$2.25	$2.25	$2.25
Expected life (years)	3.83	4.08	4.79
Expected volatility	100.00%	73.44%	76.29%
Risk-free interest rate	2.39%	2.11%	1.94%
Expected dividend yield	—%	—%	—%

2017 Debt	As of March 31, 2018	As of December 31, 2017	Issued During the Three Months Ended March 31, 2017
Exercise price	$2.82	$2.82	$2.82
Expected life (years)	5.98	6.22	7.00
Expected volatility	73.43%	74.18%	74.61%
Risk-free interest rate	2.56%	2.33%	2.22%
Expected dividend yield	—%	—%	—%

2017 Offering	As of March 31, 2018	As of December 31, 2017
Exercise price	$2.36	2.36
Expected life (years)	1.19	1.43
Expected volatility	76.78%	77.55%
Risk-free interest rate	2.09%	1.83%
Expected dividend yield	—%	—%

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	March 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$3,711	$—	$—	$3,711
Note payable	139	—	—	139
	$3,850	$—	$—	$3,850

	December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$4,403	$—	$—	$4,403
Note payable	156	—	—	156
	$4,559	$—	$—	$4,559

At March 31, 2018 and December 31, 2017, the Company had a note payable to VenturEast from a prior acquisition. The ultimate payment to VenturEast will be the fair value of 84,278 shares of our common stock at the time of payment. During the three months ended March 31, 2018 and 2017, we recognized a gain of approximately $17,000 and a loss of approximately $232,000, respectively, due to changes in our stock price.

At March 31, 2018, the warrant liability consists of stock warrants issued as part of the 2016 Offerings and 2017 Offering that contain contingent redemption features and warrants issued as part of the 2017 debt refinancing. In accordance with derivative accounting for warrants, we calculated the fair value of warrants and the assumptions used are described in Note 9, “Fair Value of Warrants.” During the three months ended March 31, 2018, we recognized a gain of approximately $692,000 on the derivative warrants due to changes in our stock price. During the three months ended March 31, 2017, we recorded a loss of approximately $7,294,000 on the derivative warrants due to changes in our stock price.

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

The following table summarizes the activity of the note payable to VenturEast and of our derivative warrants, which was measured at fair value using Level 3 inputs (in thousands):

	Note Payable	Warrant
	to VenturEast	Liability
Fair value at December 31, 2017	$156	$4,403
Change in fair value	(17)	(692)
Fair value at March 31, 2018	$139	$3,711

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

Our share of the JV’s net loss was approximately $2,000 and $12,000 for the three months ended March 31, 2018 and 2017, respectively, and is included in research and development expense on the Consolidated Statements of Operations. We have a net receivable due from the JV of approximately $10,000 at March 31, 2018, which is included in other assets in the Consolidated Balance Sheets.

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

Note 12. Related Party Transactions

We have a consulting agreement with Equity Dynamics, Inc. (“EDI”), an entity controlled by John Pappajohn, effective April 1, 2014 pursuant to which EDI receives a monthly fee of $10,000. Total expenses for each of the three months ended March 31, 2018 and 2017 were $30,000. As of March 31, 2018, we owed EDI $20,000.

Pursuant to a consulting and advisory agreement that ended December 31, 2016, Dr. Chaganti received an option to purchase 200,000 shares of our common stock at a purchase price of $15.89 per share vesting over a period of four years. Total non-cash stock-based compensation recognized under the consulting agreement for the three months ended March 31, 2018 and 2017 was $0 and $25,625, respectively.

Note 13. Contingencies

On April 5, 2018 and April 12, 2018, purported stockholders of the Company filed nearly identical putative class action lawsuits in the U.S. District Court for the District of New Jersey, against the Company, Panna L. Sharma, John A. Roberts, and Igor Gitelman, captioned Ben Phetteplace v. Cancer Genetics, Inc. et al., No. 2:18-cv-05612 and Ruo Fen Zhang v. Cancer Genetics, Inc. et al., No. 2:18-06353, respectively. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 based on allegedly false and misleading statements and omissions regarding our business, operational, and financial results. The lawsuits seek, among other things, unspecified compensatory damages in connection with purchases of our stock between March 23, 2017 and April 2, 2018, as well as interest, attorneys’ fees, and costs. The Company is unable to predict the ultimate outcome of these actions and therefore cannot estimate possible losses or ranges of losses, if any.

Note 14. Subsequent Events

On April 26, 2018, we entered into a share purchase agreement with Reprocell Incorporated pursuant to which the Company sold its shares in its India subsidiary in an all cash transaction. The purchase price was $1.9 million, subject to downward adjustment by up to $300,000, based on a formula set forth in the purchase agreement, if the India subsidiary does not meet the specified revenue target.

Effective April 30, 2018, John A. Roberts was promoted to Chief Executive Officer and President of the Company. On May 10, 2018, the Board of Directors increased Mr. Roberts’ salary to $350,000 per year and approved an award of 350,000 options to purchase common stock to Mr. Roberts, with the vesting of such options subject to satisfaction of certain performance conditions consistent with the Company’s current business plan and time vesting.

On May 14, 2018, the Company received waivers from its senior lenders for its failure to comply with certain financial covenants for the months of December 31, 2017, January 31, 2018, February 28, 2018, March 31, 2018 and April 30, 2018. The Company concurrently amended its debt agreements with SVB and PFG, respectively; the new agreements require the Company to raise $2,500,000 from the sale of its equity securities or the issuance of subordinated debt (in the case of the agreement with SVB, to investors acceptable to SVB) by June 30, 2018. In addition, as a condition of the waiver by PFG, the Company anticipates entering into an amendment to the PFG Warrants to reduce the exercise price thereof.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the “Company,” “we,” “us,” “our” or similar terms, refer to Cancer Genetics, Inc. and its wholly owned subsidiaries at March 31, 2018: Cancer Genetics Italia, S.r.l., Gentris, LLC, BioServe Biotechnologies (India) Private Limited, and vivoPharm Pty, Ltd, except as expressly indicated or unless the context otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K filed with the SEC on April 2, 2018. This MD&A may contain forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” below.

Overview

We are an emerging leader in precision medicine, enabling individualized therapies in the field of oncology through tests, services and molecular markers. We develop, commercialize and provide molecular- and biomarker-based tests and services, including proprietary preclinical oncology and immuno-oncology services, that enable biotech and pharmaceutical companies engaged in oncology trials to better select candidate populations and reduce adverse drug reactions by providing information regarding genomic factors influencing subject responses to therapeutics. Through our clinical services, we enable physicians to personalize the clinical management of each individual patient by providing genomic information to better diagnose, monitor and inform cancer treatment. We have a comprehensive, disease-focused oncology testing portfolio, and an extensive set of anti-tumor referenced data based on predictive xenograft and syngeneic tumor models. Our tests and techniques target a wide range of indications, covering all ten of the top cancers in prevalence in the United States, with additional unique capabilities offered by our FDA-cleared Tissue of Origin® test for identifying difficult to diagnose tumor types or poorly differentiated metastatic disease.

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

We expect to continue to incur significant losses for the near future. We incurred losses of $20.9 million and $15.8 million for fiscal years ended December 31, 2017 and 2016, respectively, and $4.5 million for the three months ended March 31, 2018.

As of March 31, 2018, we had an accumulated deficit of $141.8 million.

Acquisitions

On August 15, 2017, we purchased all of the outstanding stock of vivoPharm, with its principal place of business in Victoria, Australia, in a transaction valued at approximately $1.6 million in cash and $8.1 million in the Company’s common stock based on the closing price of the stock on August 15, 2017.

Key Factors Affecting our Results of Operations and Financial Condition

Our overall long-term growth plan is predicated on our ability to develop and commercialize our proprietary tests and penetrate the Biopharma community to achieve more revenue supporting clinical trials. Our proprietary tests include CGH microarrays, NGS panels, and DNA FISH probes. We continue to develop additional proprietary tests. To facilitate market adoption of our proprietary tests, we anticipate having to successfully complete additional studies with clinical samples and publish our results in peer-reviewed scientific journals. Our ability to complete such studies is dependent upon our ability to leverage our collaborative relationships with leading institutions to facilitate our research and obtain data for our quality assurance and test validation efforts.

We believe that the factors discussed in the following paragraphs have had and are expected to continue to have a material impact on our results of operations and financial condition.

Revenues

Our revenue is generated through our Biopharma Services, Discovery Services and Clinical Services. Biopharma Services are billed to the customer directly. While we have agreements with our Biopharma clients, volumes from these clients are subject to the progression and continuation of the clinical trials which can impact testing volume. We also derive revenue from Discovery Services, which are services provided in the development of new testing assays and methods and include pre-clinical toxicology and efficacy studies. Discovery Services are billed directly to the customer. Our Clinical Services can be billed to Medicare, another third party insurer or the referring community hospital or other healthcare facility, or patients in accordance with state and federal law.

We have historically derived a significant portion of our revenue from a limited number of test ordering sites, although the test ordering sites that generate a significant portion of our revenue have changed from period to period. Test ordering sites account for all of our Clinical Services revenue along with a portion of the Biopharma Services revenue. Our test ordering sites are hospitals, cancer centers, reference laboratories, physician offices, and pharmaceutical and biotechnology companies. Oncologists and pathologists at these sites order the tests on behalf of their oncology patients or as part of a clinical trial sponsored by a pharmaceutical or biotechnology company in which the patient is being enrolled.

The top five test ordering sites during the three months ended March 31, 2018 and 2017 accounted for approximately 17% and 35% of our testing volumes, respectively. During the three months ended March 31, 2018, no individual customer accounted for more than 10% of our revenue. During the three months ended March 31, 2017, one Biopharma client accounted for approximately 11% of our revenue.

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

For the three months ended March 31, 2018, Medicare accounted for approximately 9% of our total revenue, other insurance accounted for approximately 16% of our total revenue and other healthcare facilities accounted for 5% of our total revenue.

Cost of Revenues

Our cost of revenues consists principally of internal personnel costs, including non-cash stock-based compensation, laboratory consumables, shipping costs, overhead and other direct expenses, such as specimen procurement and third party validation studies. We are pursuing various strategies to reduce and control our cost of revenues, including automating our processes through more efficient technology and attempting to negotiate improved terms with our suppliers. In 2017, we purchased all of the outstanding stock of vivoPharm. Overall we have made significant progress with integrating our resources and services and leveraging enterprise wide purchasing power to gain supplier discounts, in an effort to reduce costs. We will continue to assess other possible advantages to help us improve our cost structure.

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

Three Months Ended March 31, 2018 and 2017

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three Months Ended March 31,		Change
(dollars in thousands)	2018	2017	$	%
Revenue	$7,667	$6,966	$701	10%
Cost of revenues	5,082	4,209	873	21%
Research and development expenses	681	1,110	(429)	(39)%
General and administrative expenses	5,260	3,477	1,783	51%
Sales and marketing expenses	1,591	971	620	64%
Loss from operations	(4,947)	(2,801)	(2,146)	77%
Interest income (expense)	(218)	(177)	(41)	23%
Change in fair value of acquisition note payable	17	(232)	249	(107)%
Change in fair value of warrant liability	692	(7,294)	7,986	(109)%
Other income	—	(46)	46	(100)%
Loss before income taxes	(4,456)	(10,550)	6,094	(58)%
Income tax provision (benefit)	—	(970)	970	n/a
Net (loss)	$(4,456)	$(9,580)	$5,124	(53)%

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

Reconciliation from GAAP to Non-GAAP Results (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Reconciliation of net (loss):
Net (loss)	$(4,456)	$(9,580)
Adjustments:
Change in fair value of acquisition note payable	(17)	232
Change in fair value of warrant liability	(692)	7,294
Adjusted net (loss)	$(5,165)	$(2,054)
Reconciliation of basic and diluted net (loss) per share:
Basic and diluted net (loss) per share	$(0.16)	$(0.51)
Adjustments to net (loss)	(0.03)	0.40
Adjusted basic and diluted net (loss) per share	$(0.19)	$(0.11)
Basic and diluted weighted-average shares outstanding	27,049	18,904

Adjusted net (loss) increased 151% to $5.2 million during the three months ended March 31, 2018, up from an adjusted net (loss) of $2.1 million during the three months ended March 31, 2017. Adjusted basic and diluted net (loss) per share increased 73% to $0.19 during the three months ended March 31, 2018 from $0.11 during the three months ended March 31, 2017.

Revenues

The breakdown of our revenue for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,				Change
	2018		2017
(dollars in thousands)	$	%	$	%	$	%
Biopharma Services	3,658	48%	$3,719	53%	$(61)	(2)%
Clinical Services	2,342	30%	2,954	43%	(612)	(21)%
Discovery Services	1,667	22%	293	4%	1,374	469%
Total Revenue	$7,667	100%	$6,966	100%	$701	10%

Revenue increased 10%, or $0.7 million, to $7.7 million for the three months ended March 31, 2018, from $7.0 million for the three months ended March 31, 2017, principally due to an increase in Discovery Services of $1.4 million, offset by a decrease of $0.6 million in our Clinical Services. Our average revenue per test decreased to $386 per test for the three months ended March 31, 2018 from $398 per test for the three months ended March 31, 2017, due to an increase in the percentage of testing volume coming from our Los Angeles facility, which yields lower average revenue per test than the tests offered at our New Jersey facility. Test volume decreased by 16% from 12,310 tests for the three months ended March 31, 2017 to 10,378 tests for the three months ended March 31, 2018.

Revenue from Biopharma Services decreased 2%, or $0.1 million, to $3.7 million for the three months ended March 31, 2018, from $3.7 million for the three months ended March 31, 2017 due to completing fewer studies. The completion of studies depends entirely on the timing of samples being received in for processing and the needs of our clients. Revenue from Clinical Services customers decreased by $0.6 million, or 21%, for the three months ended March 31, 2018 due to changes in the amount expected to be collected for our tests and a decline in overall test volume processed. Revenue from Discovery Services increased 469%, or $1.4 million, during the three months ended March 31, 2018 due to our acquisition of vivoPharm in August 2017, which accounted for all of the increase.

Cost of Revenues

Cost of revenues increased $0.9 million to $5.1 million for the three months ended March 31, 2018 from $4.2 million for the three months ended March 31, 2017, principally due to increased payroll and benefit costs of $0.5 million and increased shipping costs of $0.3 million. Gross margin declined to 34% during the three months ended March 31, 2018 from 40% during the three months ended March 31, 2017, due to a shift in our staffing costs as we reduced the amount of research and development initiatives and concentrated our staff on the delivery of our services.

Operating Expenses

Research and development expenses decreased 39%, or $0.4 million, to $0.7 million for the three months ended March 31, 2018, from $1.1 million for the three months ended March 31, 2017, principally due to reduced payroll and benefit costs of $0.4 million due to the shift in our staffing costs as we reduced the amount of research and development initiatives and concentrated our staff on the delivery of our services. Given the current financial condition of the Company, we are limiting our spending for research and development expenses to our most promising projects.

General and administrative expenses increased 51%, or $1.8 million, to $5.3 million for the three months ended March 31, 2018, from $3.5 million for the three months ended March 31, 2017, principally due to increased payroll and benefit costs of $0.8 million, including approximately $0.5 million of severance expense incurred in the first quarter of 2018, increased professional service fees of $0.3 million primarily related to our compliance requirements to adopt ASC 606, a net increase in Delaware franchise taxes of $0.1 million and a net increase in our bad debt reserve of $0.5 million relating to prior year uncollectible revenues. The previously mentioned increases include $0.7 million of expenses of vivoPharm, which was acquired during the third quarter of 2017.

Sales and marketing expenses increased 64%, or $0.6 million, to $1.6 million for the three months ended March 31, 2018, from $1.0 million for the three months ended March 31, 2017, principally due to increased payroll and benefit costs of $0.6 million as we had ramped up sales personnel in our Clinical Services business in the second half of 2017.

Interest Income (Expense)

Net interest expense increased 23%, or $41,000, principally due to increased borrowings and a higher effective interest rate on the debt we refinanced in late March 2017.

Change in Fair Value of Acquisition Note Payable

The change in fair value of note payable resulted in $17,000 in non-cash income for the three months ended March 31, 2018, as compared to non-cash expense of $0.2 million for the three months ended March 31, 2017. The fair value of the note decreased during the three months ended March 31, 2018 as a consequence of a decrease in our stock price.

Change in Fair Value of Warrant Liability

Changes in fair value of some of our common stock warrants may impact our quarterly results.  Accounting rules require us to record certain of our warrants as a liability, measure the fair value of these warrants each quarter and record changes in that value in earnings. As a result of a decrease in our stock price, we recognized non-cash income of $0.7 million for the three months ended March 31, 2018, as opposed to a non-cash charge of $7.3 million during the three months ended March 31, 2017 that resulted from an increase in our stock price. Consequently, we may be exposed to non-cash charges, or we may record non-cash income, as a result of this warrant exposure in future periods.

Other Expense

During the three months ended March 31, 2017, we expensed $46,000 of issuance costs associated with the derivative warrants issued as part of the 2017 debt refinancing.

Income Taxes

During the three months ended March 31, 2017, we received approximately $1.0 million of net proceeds from the sale of state NOL’s and state research and development credits.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity have been funds generated from our debt financings and equity financings. In addition, we have generated funds from the following sources: (i) cash collections from customers and (ii) cash received from sale of state NOL’s. On April 26, 2018, we sold our India subsidiary in an all cash transaction for $1.9 million, subject to downward adjustment of up to $0.3 million if the India subsidiary does not meet the specified revenue target.

In general, our primary uses of cash are providing for operating expenses, working capital purposes and servicing debt.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Cash provided by (used in):
Operating activities	$(4,472)	$(2,391)
Investing activities	(253)	(209)
Financing activities	(713)	2,762
Effect of foreign currency exchange rates on cash and cash equivalents	(32)	—
Net increase (decrease) in cash and cash equivalents	$(5,470)	$162

We had cash and cash equivalents and restricted cash of $4.4 million at March 31, 2018, and $9.9 million at December 31, 2017.

The $5.5 million decrease in cash and cash equivalents for the three months ended March 31, 2018, principally resulted from net cash used in operations of $4.5 million.

The $0.2 million increase in cash and cash equivalents for the three months ended March 31, 2017, principally resulted from the proceeds from the exercise of warrants of $1.8 million and proceeds from refinancing our debt of $6.0 million, partially offset by $2.4 million of net cash used in operations and principal payments made on the Silicon Valley Bank (“SVB”) term note of $4.7 million.

At March 31, 2018, we had total indebtedness of $9.5 million, excluding capital lease obligations.

Cash Used in Operating Activities

Net cash used in operating activities was $4.5 million for the three months ended March 31, 2018. We used $3.9 million in net cash to fund our core operations, which included $0.2 million in cash paid for interest. We incurred additional uses of cash when adjusting for working capital items as follows: a net increase in accounts receivable of $0.2 million, an increase in other current assets of $0.1 million and a net decrease in accounts payable, accrued expenses and deferred revenue of $0.3 million.

For the three months ended March 31, 2017, we used $2.4 million in operating activities. We used $0.9 million in net cash to fund our core operations, which included $0.3 million in cash paid for interest. We incurred additional uses of cash when adjusting for working capital items as follows: a net increase in accounts receivable of $0.9 million and a net decrease in accounts payable, accrued expenses and deferred revenue of $0.7 million, offset by a decrease in other current assets of $0.2 million.

Cash Used in Investing Activities

Net cash used in investing activities was $0.3 million for the three months ended March 31, 2018 and principally resulted from the purchase of fixed assets.

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2017 and principally resulted from the purchase of fixed assets.

Cash Provided by Financing Activities

Net cash used in financing activities was $0.7 million for the three months ended March 31, 2018 and resulted from the repayment of borrowings on our SVB asset-based line of credit (“ABL”) of $0.6 million and principal payments on capital lease obligations of $0.1 million.

Net cash provided by financing activities was $2.8 million for the three months ended March 31, 2017 and principally resulted from proceeds received from warrants exercised of $1.8 million and proceeds from refinancing our debt with Partners for Growth (“PFG”) of $6.0 million, offset by principal payments made on our SVB term note of $4.7 million and debt issuance costs and loan fees of $0.3 million related to our refinanced debt.

Capital Resources and Expenditure Requirements

We expect to continue to incur material operating losses in the future. It may take several years, if ever, to achieve positive operational cash flow. We may need to raise additional capital to fund our current operations, to repay certain outstanding indebtedness and to fund expansion of our business to meet our long-term business objectives through public or private equity offerings, debt financings, borrowings or strategic partnerships coupled with an investment in our company or a combination thereof. If we raise additional funds through the issuance of convertible debt securities, or other debt securities, these securities could be secured and could have rights senior to those of our common stock. In addition, any new debt incurred by the Company could impose covenants that restrict our operations and increase our interest expense. The issuance of any new equity securities will also dilute the interest of our current stockholders. Given the risks associated with our business, including our unprofitable operating history and our ability to develop additional proprietary tests, additional capital may not be available when needed on acceptable terms, or at all. If adequate funds are not available, we will need to curb our expansion plans or further limit our research and development activities, which may have a material adverse impact on our business prospects and results of operations. Due to the terms of the ABL, we have reached the borrowing limit based on eligible accounts receivable at March 31, 2018. In addition, we were in violation of certain financial covenants with SVB and PFG as of December 31, 2017, January 31, 2018, February 28, 2018, March 31, 2018 and April 30, 2018. On May 14, 2018, the Company received waivers from its senior lenders for its failure to comply with certain financial covenants for the months of December 31, 2017, January 31, 2018, February 28, 2018, March 31, 2018 and April 30, 2018. The Company concurrently amended its debt agreements with SVB and PFG, respectively; the new agreements require the Company to raise $2,500,000 through the sale of its equity securities or issuance of subordinated debt (in the case of the agreement with SVB, to investors accepted to SVB) by

June 30, 2018. In addition, as a condition of the waiver by PFG, the Company anticipates entering into an amendment to the PFG Warrants to reduce the exercise price thereof.

We do not believe that our current cash will support operations for at least the next 12 months from the date of this report unless we raise additional equity or debt capital or spin-off non-core assets to raise additional cash. We have hired Raymond James & Associates Inc. as our financial advisor to assist with evaluating strategic options. Such options could include raising more capital, the acquisition of another company and / or complementary assets, the sale of the Company or another type of strategic partnership. There is no assurance that the review of strategic alternatives will result in the Company changing its business plan, pursuing any particular transaction, if any, or, if it pursues any such transaction, that it will be completed.

Meanwhile we are taking steps to improve our operating cash flow, including the consolidation of our laboratory operations and reductions in the number of staff. We can provide no assurances that our current actions will be successful or that any additional sources of financing will be available to us on favorable terms, if at all, when needed. Our cash position, recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2017 with respect to this uncertainty. This going concern opinion, and any future going concern opinion, could materially limit our ability to raise additional capital. The perception that we may not be able to continue as a going concern may cause potential partners or investors to choose not to deal with us due to concerns about our ability to meet our contractual and financial obligations. If we cannot continue as a going concern, our stockholders may lose their entire investment in our common stock.

Our forecast of the period of time through which our current financial resources will be adequate to support our operations and our expected operating expenses are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

•	our ability to negotiate an amendment of the financial covenants in our credit agreements with our senior lenders for periods subsequent to April 30, 2018;

•	our ability to achieve revenue growth and profitability;

•	our ability to secure financing and the amount thereof;

•	the costs for funding the operations we recently acquired and our ability to realize anticipated benefits from the vivoPharm acquisition;

•	our ability to improve efficiency of billing and collection processes;

•	our ability to obtain approvals for our new diagnostic tests;

•	our ability to execute on our marketing and sales strategy for our tests and services and gain acceptance of our tests and services in the market;

•	our ability to obtain adequate reimbursement from governmental and other third-party payors for our tests and services;

•	our ability to maintain our present customer base and obtain new customers;

•	our ability to clinically validate our pipeline of tests currently in development;

•	the costs of operating and enhancing our laboratory facilities;

•	our ability to succeed with our cost control initiative;

•	our ability to satisfy US (FDA) and international regulatory regiments with respect to our tests and services, many of which are new and still evolving;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	our ability to manage the costs of manufacturing our tests;

•	our rate of progress in, and cost of research and development activities associated with, products in research and early development;

•	the effect of competing technological and market developments;

•	costs related to expansion; and

•
other risks and uncertainties discussed in our annual report on Form 10-K for the year ended December 31, 2017, as updated in other reports, as applicable, we file with the Securities and Exchange Commission.

We expect that our operating expenses and capital expenditures may increase in the future as we expand our business. We plan to take additional steps to decrease our sales and marketing expenses related to our clinical tests and services, and will continue our research and development expenditures associated with performing work with research collaborators, to expand our pipeline and to perform work associated with our research collaborations. For example, in 2011 we entered into an affiliation agreement to form a joint venture with the Mayo Foundation for Medical Education and Research pursuant to which we made an initial $1.0 million capital contribution in October 2013 and $1.0 million in the third quarter of 2014. We do not expect to make additional capital contributions to the joint venture entity’s operational activities. Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we may need to raise additional capital to fund our operations.

Subject to the availability of financing, we may use significant cash to fund acquisitions.

The consolidated financial statements for the three months ended March 31, 2018 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets.  The ability of the Company to meet its obligations, and to continue as a going concern is dependent upon the availability of future funding and the continued growth in revenues.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The notes to our audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2017 contain a summary of our significant accounting policies. The adoption of ASU 2014-09 and ASU 2016-18 are discussed in Note 1 of Notes to Unaudited Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-Q. We consider the following accounting policies critical to the understanding of the results of our operations:

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

•	our ability to negotiate an amendment of the financial covenants in our credit agreements with our senior lenders for periods subsequent to April 30, 2018;

•	our ability to achieve revenue growth and profitability;

•	our ability to secure financing and the amount thereof;

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

•	our ability to obtain or maintain patents or other appropriate protection for the intellectual property in our proprietary tests and services;

•	our dependency on the intellectual property licensed to us or possessed by third parties;

•	our ability to expand internationally and launch our tests and services in emerging markets, such as China and Japan;

•	our ability to adequately support future growth; and

•	the risk factors discussed in our annual report on Form 10-K for the year ended December 31, 2017, as updated in other reports, as applicable, that we file with the Securities and Exchange Commission.

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

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and

15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended, as of March 31, 2018, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our President, Chief Executive Officer and Chief Operating Officer (principal executive officer and principal financial officer) has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at March 31, 2018 because of the material weakness in the Company’s internal control over financial reporting that existed at December 31, 2017 and has not been fully remediated by the end of the period covered by this quarterly report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

Our internal control policies changed during the three months ended March 31, 2018 to accommodate the implementation of ASC 606. Other than changes to accommodate the implementation of ASC 606 and the remediation activities discussed below, there were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

Subsequent to the evaluation made in connection with filling our annual report on Form 10-K for the year ended December 31, 2017, management has begun the process of remediation of the material weakness. The remediation was conducted as part of the ASC 606 implementation that involves design changes to our internal controls over revenue recognition. We believe these actions to be sufficient to remediate the identified material weakness and to enhance our internal control over financial reporting. However the new enhanced controls have not operated long enough to conclude at the time of this filling that the material weakness was fully remediated.

PART II — OTHER INFORMATION
Item 1.        Legal Proceedings

On April 5, 2018 and April 12, 2018, purported stockholders of the Company filed nearly identical putative class action lawsuits in the U.S. District Court for the District of New Jersey, against the Company, Panna L. Sharma, John A. Roberts, and Igor Gitelman, captioned Ben Phetteplace v. Cancer Genetics, Inc. et al., No. 2:18-cv-05612 and Ruo Fen Zhang v. Cancer Genetics, Inc. et al., No. 2:18-06353, respectively. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 based on allegedly false and misleading statements and omissions regarding our business, operational, and financial results. The lawsuits seek, among other things, unspecified compensatory damages in connection with purchases of our stock between March 23, 2017 and April 2, 2018, as well as interest, attorneys’ fees, and costs. The Company is unable to predict the ultimate outcome of these actions and therefore cannot estimate possible losses or ranges of losses, if any.

Item 1A.    Risk Factors

There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our annual report on Form 10-K for the year ended December 31, 2017.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds from Sales of Registered Securities

Not applicable.

Item 3.        Defaults Upon Senior Securities

Not applicable.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

On May 10, 2018, in light of John A. Roberts’ recent appointment as Chief Executive Officer and President of the Company, the Company’s board of directors (the “Board”) increased Mr. Roberts’ salary to $350,000 per year.  In addition, the Board approved an award of 350,000 options to purchase common stock to Mr. Roberts, with the vesting of such options subject to satisfaction of certain performance conditions consistent with the Company’s current business plan and time vesting.

Item 6.        Exhibits

See the Index to Exhibits following the signature page hereto, which Index to Exhibits is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cancer Genetics, Inc.
(Registrant)

Date: May 15, 2018	/s/ John A. Roberts
John A. Roberts
President and Chief Executive Officer (Principal Executive and Financial Officer)

Date: May 15, 2018	/s/ Igor Gitelman
Igor Gitelman
Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Separation and General Release Agreement by and between Panna Sharma and Cancer Genetics, Inc., dated February 4, 2018 (incorporated by reference to Exhibit 10.60 to the Company's annual report on Form 10-K for the year ended December 31, 2017, filed on April 2, 2018).

10.2
Thirteenth Amendment to Lease Agreement by and between the University of Southern California and Cancer Genetics, Inc., dated March 29, 2018 (incorporated by reference to Exhibit 10.61 to the Company's annual report on Form 10-K for the year ended December 31, 2017, filed on April 2, 2018).

10.3	Waiver and First Amendment to Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and Cancer Genetics, Inc., dated May 14, 2018.*

10.4	Conditional Waiver & Modification No. 1 to Loan and Security Agreement by and between Partners for Growth IV, L.P. and Cancer Genetics, Inc., dated May 14, 2018.*

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended *

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **

101
The following materials from the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet at March 31, 2018 (unaudited) and December 31, 2017, (ii) Consolidated Statements of Operations and Other Comprehensive Loss for the three month periods ended March 31, 2018 and 2017 (unaudited), (iii) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2018 and 2017 (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited)

*	Filed herewith.
**	Furnished herewith.