Form 10-Q
period 2018-06-30
CANCER GENETICS, INC
filed 2018-08-14
CIK 1349929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 6, 2018, there were 27,746,497 shares of common stock, par value $0.0001 of Cancer Genetics, Inc. outstanding.

CANCER GENETICS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
Cancer Genetics, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except par value)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,601	$9,541
Accounts receivable, net of allowance for doubtful accounts of 2018 $7,401; 2017 $6,539	9,357	10,958
Other current assets	3,245	2,707
Total current assets	14,203	23,206
FIXED ASSETS, net of accumulated depreciation	4,742	5,550
OTHER ASSETS
Restricted cash	350	350
Patents and other intangible assets, net of accumulated amortization	4,276	4,478
Investment in joint venture	243	246
Goodwill	17,257	17,992
Other	300	399
Total other assets	22,426	23,465
Total Assets	$41,371	$52,221
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,778	$8,715
Obligations under capital leases, current portion	322	272
Deferred revenue	2,004	516
Line of credit	3,438	4,137
Term note, current portion	6,000	6,000
Total current liabilities	21,542	19,640
Obligations under capital leases	564	624
Deferred rent payable and other	304	360
Warrant liability	1,134	4,403
Deferred revenue, long-term	547	429
Total Liabilities	24,091	25,456
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 9,764 shares, $0.0001 par value, none issued	—	—
Common stock, authorized 100,000 shares, $0.0001 par value, 27,726 and 27,754 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	162,575	161,527
Accumulated other comprehensive income	134	69
Accumulated (deficit)	(145,432)	(134,834)
Total Stockholders’ Equity	17,280	26,765
Total Liabilities and Stockholders’ Equity	$41,371	$52,221

See Notes to Unaudited Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$7,036	$6,604	$14,703	$13,570
Cost of revenues	4,853	4,034	9,935	8,243
Gross profit	2,183	2,570	4,768	5,327
Operating expenses:
Research and development	673	989	1,354	2,099
General and administrative	5,419	3,529	10,679	7,006
Sales and marketing	1,341	1,165	2,932	2,136
Total operating expenses	7,433	5,683	14,965	11,241
Loss from operations	(5,250)	(3,113)	(10,197)	(5,914)
Other income (expense):
Interest expense	(578)	(253)	(817)	(447)
Interest income	—	10	21	27
Change in fair value of acquisition note payable	64	13	81	(219)
Change in fair value of warrant liability	2,154	577	2,846	(6,717)
Other income (expense)	(23)	—	(23)	(46)
Total other income (expense)	1,617	347	2,108	(7,402)
Loss before income taxes	(3,633)	(2,766)	(8,089)	(13,316)
Income tax (benefit)	—	—	—	(970)
Net (loss)	$(3,633)	$(2,766)	$(8,089)	$(12,346)
Basic net (loss) per share	$(0.13)	$(0.14)	$(0.30)	$(0.64)
Diluted net (loss) per share	$(0.13)	$(0.16)	$(0.30)	$(0.64)
Basic weighted-average shares outstanding	27,049	19,697	27,049	19,301
Diluted weighted-average shares outstanding	27,049	20,663	27,049	19,301

Net (loss)	$(3,633)	$(2,766)	$(8,089)	$(12,346)
Foreign currency translation gain	85	—	65	—
Comprehensive (loss)	$(3,548)	$(2,766)	$(8,024)	$(12,346)
See Notes to Unaudited Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(8,089)	$(12,346)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	879	981
Amortization	269	166
Provision for bad debts	862	236
Stock-based compensation	542	876
Change in fair value of acquisition note payable	(81)	219
Change in fair value of warrant liability	(2,846)	6,717
Amortization of debt issuance costs	—	31
Amortization of discount on debt	—	48
Gain on sale of India subsidiary	(9)	—
Modification of 2017 Debt warrants	83	—
Loss in equity method investment	3	19
Loss on extinguishment of debt	—	78
Changes in:
Accounts receivable	374	(1,638)
Other current assets	(467)	(370)
Other non-current assets	1	38
Accounts payable, accrued expenses and deferred revenue	421	(2,361)
Deferred rent payable and other	(43)	(83)
Net cash (used in) operating activities	(8,101)	(7,389)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(529)	(400)
Patent costs	(63)	(63)
Purchase of cost method investment	—	(200)
Cash received in the sale of India subsidiary, net of cash transferred	1,551	—
Net cash provided by (used in) investing activities	959	(663)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(160)	(101)
Proceeds from warrant exercises	—	1,771
Proceeds from option exercises	—	4
Proceeds from borrowings on Silicon Valley Bank line of credit	3,162	2,000
Repayment of borrowings on Silicon Valley Bank line of credit	(3,861)	—
Proceeds from Partners for Growth IV, L.P. term note	—	6,000
Principal payments on Silicon Valley Bank term note	—	(4,667)
Payment of debt issuance costs and loan fees	—	(287)
Net cash provided by (used in) financing activities	(859)	4,720
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	61	—
Net (decrease) in cash and cash equivalents and restricted cash	(7,940)	(3,332)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Beginning	9,891	9,502
Ending	$1,951	$6,170

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$638	$410
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fixed assets acquired through capital lease arrangements	$150	$567
Derivative warrants issued with debt	—	1,004
Fair value of warrants reclassified from liabilities to equity	423	—
Sale of India subsidiary:
Accounts receivable, net	$365	$—
Other current assets	(71)	—
Fixed assets, net	608	—
Goodwill	735	—
Other noncurrent assets	98	—
Accounts payable, accrued expenses and deferred revenue	(180)	—
Deferred rent and other	(13)	—
Gain on sale of India subsidiary	9	—
Cash received in the sale of India subsidiary, net of cash transferred	$1,551	$—

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

We were incorporated in the State of Delaware on April 8, 1999 and have offices and laboratories located in New Jersey, North Carolina, Pennsylvania, and Australia. Our laboratories comply with the highest regulatory standards as appropriate for the services we deliver including CLIA, CAP, New York State and California State, and are regularly audited by our biopharmaceutical customers under strict requirements for drug discovery and development. Our services are built on a foundation of world-class scientific knowledge and intellectual property in solid tumor and blood-borne cancers, as well as strong academic relationships with major cancer centers such as Memorial Sloan-Kettering, Mayo Clinic, and the National Cancer Institute. We offer preclinical services such as predictive tumor models, human orthotopic xenografts and syngeneic immuno-oncology relevant tumor models in our Hershey, Pennsylvania facility, and we are a leader in the field of immuno-oncology preclinical services in the United States. This service is supplemented with GLP toxicology and extended bioanalytical services in our Australian based facility in Bundoora VIC.

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

Recently Adopted Accounting Standards

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. The ASU replaces most existing revenue recognition guidance in U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” which defers the effective date for ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Gross versus Net),” which clarifies the implementation guidance in ASU 2014-09 relating to principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies guidance related to the impact of goods and services on a performance obligation and timing and pattern of recognition issues related to intellectual property contracts. In May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” which clarifies certain narrow provisions of ASU 2014-09. On January 1, 2018, we adopted these ASUs using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. Financial information for the six months ended June 30, 2017 has not been restated and continues to be reported under the accounting standards in effect for that period.

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

The following table presents the amounts by which each line item in the Consolidated Statements of Operations and Other Comprehensive Loss was affected by adopting the new revenue recognition guidance for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	ASC 606 Adjustments	Balances Without Adoption	As Reported	ASC 606 Adjustments	Balances Without Adoption
Revenue:
Biopharma Services	$3,591	$(455)	3,136	7,249	$(762)	6,487
Clinical Services	2,122	—	2,122	4,464	—	4,464
Discovery Services	1,323	(131)	1,192	2,990	(650)	2,340
	$7,036	$(586)	$6,450	$14,703	$(1,412)	$13,291

The following table presents the amounts by which each line item in the Consolidated Balance Sheet was affected by adopting the new revenue recognition guidance at June 30, 2018 (in thousands):

	June 30, 2018
	As Reported	ASC 606 Adjustments	Balances Without Adoption
CURRENT LIABILITIES
Deferred revenue
Biopharma Services	$1,161	$(1,092)	$69
Clinical Services	—	—	—
Discovery Services	843	—	843
	$2,004	$(1,092)	$912

NON-CURRENT LIABILITIES
Deferred revenue
Biopharma Services	$532	$—	$532
Clinical Services	—	—	—
Discovery Services	15	—	15
	$547	$—	$547

STOCKHOLDERS' EQUITY
Accumulated (deficit)	$(145,432)	$1,092	$(144,340)

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
Prior to the acquisition, vivoPharm was a contract research organization (“CRO”) that specialized in planning and conducting unique, specialized studies to guide drug discovery and development programs with a concentration in oncology and immuno-oncology. The transaction is being accounted for using the acquisition method of accounting for business combinations in accordance with GAAP. Under this method, the total consideration transferred to consummate the acquisition is being allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the closing date of the acquisition. The acquisition method of accounting requires extensive use of estimates and judgments to allocate the consideration transferred to the identifiable tangible and intangible assets acquired and liabilities assumed. Accordingly, the allocation of the consideration transferred is preliminary and will be adjusted upon completion of the final valuation of the assets acquired and liabilities assumed. The final valuation is expected to be completed as soon as practicable but no later than twelve months after the closing date of the acquisition. As of June 30, 2018, the valuation of the lab supplies, deferred revenue and deferred taxes is provisional.

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

The following table provides certain pro forma financial information for the Company as if the acquisition of vivoPharm discussed above occurred on January 1, 2017 (in thousands except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
Revenue	$7,933	$16,070
Net loss	(2,850)	(12,642)

Basic net loss per share	$(0.13)	$(0.57)
Dilutive net loss per share	(0.14)	(0.57)

The results of operations for the three and six months ended June 30, 2018 include the operations of vivoPharm, which accounted for approximately $1,280,000 and $2,708,000 of the Company’s consolidated Discovery Services revenue, respectively. The net income (loss) of vivoPharm cannot be determined, as its operations were integrated with Cancer Genetics.

Restructuring

During the three months ended June 30, 2018, the Company adopted a plan to migrate its California operations to its New Jersey and North Carolina locations and to permanently close its California laboratory. The Company incurred approximately $733,000 of restructuring costs during the three and six months ended June 30, 2018, which are included in general and administrative expenses on the Consolidated Statements of Operations and Other Comprehensive Loss.

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

Note 2. Going Concern

At June 30, 2018, our cash position and history of losses required management to assess our ability to continue operating as a going concern, according to FASB ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The Company does not have sufficient cash at June 30, 2018 to fund normal operations for the next twelve months. In addition, the Company was in violation of certain financial covenants under its debt agreements at April 30, 2018. These covenant violations were waived on May 14, 2018 by Silicon Valley Bank (“SVB”) and Partners for Growth IV, L.P. (“PFG”). The SVB and PFG loan covenants were modified on June 21, 2018 and June 30, 2018, respectively; however, the Company was in violation of certain of the modified covenants at May 31, 2018 and June 30, 2018 and expects to be in violation of these covenants at July 31, 2018. The Company's ability to continue as a going concern is dependent on the Company’s ability to obtain waivers of its covenant violations, modify its existing debt, raise additional equity or debt capital or spin-off non-core assets to raise additional cash. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $8.1 million and $7.4 million for the six months ended June 30, 2018 and 2017, respectively, and the Company had unrestricted cash and cash equivalents of $1.6 million at June 30, 2018, a reduction from $9.5 million at December 31, 2017. The Company has negative working capital at June 30, 2018 of $7.3 million.

The Company currently requires a significant amount of additional capital to fund operations and pay its accounts payable, and its ability to continue as a going concern is dependent upon its ability to raise such additional capital and achieve profitability. If the Company is not able to raise such additional capital on a timely basis or on favorable terms, the Company may need to scale back or, in extreme cases, discontinue its operations or liquidate its assets.

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

Note 3.     Revenue and Accounts Receivable

Revenue by service type for the three and six months ended June 30, 2018 and 2017 is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Biopharma Services	$3,591	$3,288	7,249	$7,007
Clinical Services	2,122	3,053	4,464	6,007
Discovery Services	1,323	263	2,990	556
	$7,036	$6,604	$14,703	$13,570
The table above includes approximately $1,280,000 and $2,708,000 of Discovery Services revenue from our acquisition of vivoPharm for the three and six months ended June 30, 2018, respectively.

Accounts receivable by service type at June 30, 2018 and December 31, 2017 consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Biopharma Services	$3,350	$3,746
Clinical Services	12,292	12,205
Discovery Services	1,116	1,546
Allowance for doubtful accounts	(7,401)	(6,539)
	$9,357	$10,958

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Medicare	9%	16%	11%	15%
Other third party payors	21%	30%	19%	29%
	30%	46%	30%	44%
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

During the three months ended June 30, 2018, we began using our billing system to calculate test counts as opposed to our laboratory information systems, as we believe it more closely aligns the volume of tests with the tests on which we calculate expected collection prices. The billing software may count a test differently than our laboratory information systems have in prior periods. The top five test ordering sites during the three months ended June 30, 2018 and 2017 accounted for approximately 30% and 50% of our testing volumes, respectively. During the three months ended June 30, 2018, there were no customers that accounted for more than 10% of our total revenue. During the three months ended June 30, 2017, there was one biopharmaceutical company which accounted for approximately 12% of our total revenue.

The top five test ordering sites during the six months ended June 30, 2018 and 2017 accounted for approximately 31% and 41% of our testing volumes, respectively. During the six months ended June 30, 2018, there were no customers that accounted for more than 10% of our total revenue. During the six months ended June 30, 2017, there was one biopharmaceutical company which accounted for approximately 11% of our total revenue.

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

Remaining Performance Obligations:

Services offered under the Biopharma and Discovery Services frequently take time to complete under their respective contacts. These times vary depending on specific contract arrangements like the length of the study in the case of Discovery Services and how samples are delivered to us for processing in the case of Biopharma Services. In the case of Clinical Services and Discovery Services, the duration of performance obligation is less than one year. As of June 30, 2018 the Company had approximately $15.3 million in remaining performance obligations in the Biopharma Services area. We expect to recognize the remaining performance obligations over the next two years.

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
Note 4.     Sale of India Subsidiary

On April 26, 2018, we sold our India subsidiary, BioServe Biotechnologies (India) Private Limited (“BioServe”) to Reprocell, Inc., for $1.9 million, including $1.6 million in cash at closing and up to an additional $300,000, which is recorded in other current assets in our Consolidated Balance Sheet at June 30, 2018. The additional $300,000 is contingent upon the India subsidiary meeting a specified revenue target in 2018. As a result of this transaction, we recognized a gain of approximately $9,000 on the disposal of BioServe, which is included in other income (expense) in our Consolidated Statements of Operations and Other Comprehensive Loss.

Note 5.     Earnings Per Share

For purposes of this calculation, stock warrants, outstanding stock options and unvested restricted shares are considered common stock equivalents using the treasury stock method, and are the only such equivalents outstanding.

Basic net loss and diluted net loss per share data were computed as follows (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net (loss) for basic earnings per share	$(3,633)	$(2,766)	$(8,089)	$(12,346)
Change in fair value of warrant liability	—	577	—	—
Net (loss) for diluted earnings per share	$(3,633)	$(3,343)	$(8,089)	$(12,346)
Denominator:
Weighted-average basic common shares outstanding	27,049	19,697	27,049	19,301
Assumed conversion of dilutive securities:
Common stock purchase warrants	—	966	—	—
Potentially dilutive common shares	—	966	—	—
Denominator for diluted earnings per share – adjusted weighted-average shares	27,049	20,663	27,049	19,301
Basic net (loss) per share	$(0.13)	$(0.14)	$(0.30)	$(0.64)
Diluted net (loss) per share	$(0.13)	$(0.16)	$(0.30)	$(0.64)

The following table summarizes equivalent units outstanding that were excluded from the earnings per share calculation because their effects were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Common stock purchase warrants	10,055	4,163	10,055	6,599
Stock options	3,085	2,578	3,085	2,578
Restricted shares of common stock	57	75	57	75
	13,197	6,816	13,197	9,252

Note 6. Debt

Term Note and Line of Credit

On March 22, 2017, we entered into a two year asset-based revolving line of credit agreement (“ABL”) with SVB. The SVB credit facility provides for an ABL for an amount not to exceed the lesser of (a) $6.0 million or (b) 80% of eligible accounts receivable plus the lesser of 50% of the net collectible value of third party accounts receivable or three (3) times the average monthly collection amount of third party accounts receivable over the previous quarter. The ABL requires monthly interest payments at the Wall Street Journal prime rate plus 1.50% (6.50% at June 30, 2018) and matures on March 22, 2019. We also pay a fee of 0.25% per year on the average unused portion of the ABL. At June 30, 2018, we have borrowed approximately $3.4 million on the ABL, which is the maximum amount allowed based on eligible accounts receivable.
We concurrently entered into a three year $6.0 million term loan agreement (“PFG Term Note”) with PFG. The PFG Term Note is an interest only loan with the full principal and any outstanding interest due at maturity on March 22, 2020. Interest is payable monthly at a rate of 11.5% per annum. We may prepay the PFG Term Note in whole or part at any time without penalty.

Both loan agreements require us to comply with certain financial covenants, including minimum adjusted EBITDA, revenue and liquidity covenants, and restrict us from, among other things, paying cash dividends, incurring debt and entering into certain transactions without the prior consent of the lenders. Repayment of amounts borrowed under the new loan agreements may be accelerated if an event of default occurs, which includes, among other things, a violation of such financial covenants and negative covenants. As of April 30, 2018, we were in violation of certain financial covenants. These covenant violations were waived on May 14, 2018 by SVB and PFG. The SVB and PFG loan covenants were modified on June 21, 2018 and June 30, 2018, respectively; in conjunction with these modifications. The Company incurred approximately $208,000 of debt modification costs that were expensed due to violating the modified covenants as of May 31, 2018 and June 30, 2018. In addition, the Company expects to be in violation of certain of the modified covenants at July 31, 2018. The Company is in discussions with its lenders to obtain waivers of these loan covenants.

Our obligations to SVB under the ABL facility are secured by a first priority security interest on substantially all of our assets, and our obligations under the PFG Term Note are secured by a second priority security interest subordinated to the SVB lien.

In connection with the PFG Term Note, we issued seven year warrants to the lenders to purchase an aggregate of 443,262 shares of our common stock at an exercise price of $2.82 per share (the “PFG Warrants”). On June 30, 2018, the PFG Warrants were amended to reduce the exercise price to $0.92 per share.

At June 30, 2018, the principal amount of the PFG Term Note of $6,000,000 is due in 2020. Because we are in violation of certain financial covenants at May 31, 2018 and June 30, 2018 and have not obtained waivers from our lenders, the PFG Term Note is presented as a current liability.

Convertible Debt

On July 17, 2018, the Company entered into an agreement pursuant to which the Company issued a convertible promissory note to an institutional accredited investor in the initial principal amount of $2,625,000. The Company received consideration of $2,500,000, reflecting an original issue discount of $100,000 and expenses payable by the Company of $25,000. The convertible note has an 18 month term and carries interest at 10% per annum. The note is convertible into shares of the Company’s common stock at a conversion price of $0.80 per share. See Note 14 for additional information.

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

At June 30, 2018, 145,753 shares remain available for future awards under the 2011 Plan. Effective April 9, 2018, the Company is no longer able to issue options from the 2008 Plan.

A summary of employee and non-employee stock option activity for the six months ended June 30, 2018 is as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares (in thousands)	Weighted- Average Exercise Price
Outstanding January 1, 2018	2,844	$7.00	6.96	$4
Granted	657	0.89
Cancelled or expired	(416)	5.98
Outstanding June 30, 2018	3,085	$5.84	6.34	$—
Exercisable June 30, 2018	1,776	$8.70	4.18	$—

Aggregate intrinsic value represents the difference between the fair value of our common stock and the exercise price of outstanding, in-the-money options.

As of June 30, 2018, total unrecognized compensation cost related to non-vested stock options granted to employees was $1,546,522 which we expect to recognize over the next 2.97 years.

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

The following table presents the weighted-average assumptions used to estimate the fair value of options granted to employees during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Volatility	77.81%	76.91%	77.81%	74.31%
Risk free interest rate	2.89%	1.87%	2.89%	1.99%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Term (years)	6.49	5.90	6.49	5.98
Weighted-average fair value of options granted during the period	$0.63	$2.75	$0.63	$1.88

In May 2014, we issued 200,000 options to a Director with an exercise price of $15.89. See Note 12 for additional information. The following table presents the weighted-average assumptions used to estimate the fair value of options reaching their measurement date for non-employees during the periods presented:

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
Volatility	76.39%	76.90%
Risk free interest rate	2.19%	2.21%
Dividend yield	0.00%	0.00%
Term (years)	6.89	7.02

Restricted stock awards have been granted to employees, directors and consultants as compensation for services. At June 30, 2018, there was $117,763 of unrecognized compensation cost related to non-vested restricted stock granted to employees and directors; we expect to recognize the cost over 1.13 years.

The following table summarizes the activities for our non-vested restricted stock awards for the six months ended June 30, 2018:

	Non-vested Restricted Stock Awards
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2018	91	$4.21
Vested	(11)	4.58
Cancelled	(23)	6.66
Non-vested at June 30, 2018	57	$3.16

The following table presents the effects of stock-based compensation related to stock option and restricted stock awards to employees and non-employees on our Consolidated Statements of Operations and Other Comprehensive Loss during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues	$90	$69	$181	$128
Research and development	16	49	31	99
General and administrative	140	293	298	593
Sales and marketing	22	30	32	56
Total stock-based compensation	$268	$441	$542	$876

Note 8. Warrants

The following table summarizes the warrant activity for the six months ended June 30, 2018 (in thousands, except exercise price):

Issued With / For	Exercise Price		Warrants Outstanding January 1, 2018	Transfer Between Derivative Warrants and Non-Derivative Warrants	Warrants Outstanding June 30, 2018
Non-Derivative Warrants:
Financing	$10.00		243	—	243
Financing	15.00		276	—	276
2015 Offering	5.00		3,450	—	3,450
2017 Debt	0.92	B	—	443	443
Total non-derivative warrants	5.49	C	3,969	443	4,412
Derivative Warrants:
2016 Offerings	2.25	A	1,968	—	1,968
2017 Debt	2.82	B	443	(443)	—
2017 Offering	2.35	A	3,500	—	3,500
2017 Offering	2.50	A	175	—	175
Total derivative warrants	2.32	C	6,086	(443)	5,643
Total	$3.71	C	10,055	—	10,055

A	These warrants are subject to fair value accounting and contain a contingent net cash settlement feature. See Note 9.

B
These warrants were subject to fair value accounting until the number of shares issuable upon the exercise of the warrants became fixed on April 2, 2018. Effective June 30, 2018, the exercise price was reduced from $2.82 per share to $0.92 per share. See Note 9.

C	Weighted-average exercise prices are as of June 30, 2018.

Note 9. Fair Value of Warrants

The following table summarizes the derivative warrant activity subject to fair value accounting for the six months ended June 30, 2018 (in thousands):

Issued with/for	Fair value of warrants outstanding as of December 31, 2017	Change in fair value of warrants	Reclassification of warrants from liability to equity	Fair value of warrants outstanding as of June 30, 2018
2016 Offerings	$1,929	$(1,091)	$—	$838
2017 Debt	501	(78)	(423)	—
2017 Offering	1,973	(1,677)	—	296
	$4,403	$(2,846)	$(423)	$1,134

The derivative warrants issued as part of the 2016 Offerings are valued using a probability-weighted Binomial model, while the derivative warrants issued as part of the 2017 Debt refinancing were valued using a Monte Carlo model. The derivative warrants issued in conjunction with the 2017 Offering are valued using a Black-Scholes model. Effective April 2, 2018, the number of shares issuable under the 2017 Debt refinancing became fixed at 443,262, causing the warrants to be reclassified to equity. The following tables summarize the assumptions used in computing the fair value of derivative warrants subject to fair value accounting at the date of issue, exercise or reclassification to equity during the three and six months ended June 30, 2018 and 2017, and at June 30, 2018 and December 31, 2017.

			Exercised During the
2016 Offerings	As of June 30, 2018	As of December 31, 2017	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Exercise price	$2.25	$2.25	$2.25	$2.25
Expected life (years)	3.58	4.08	4.51	4.79
Expected volatility	100.00%	73.44%	77.11%	76.29%
Risk-free interest rate	2.63%	2.11%	1.80%	1.94%
Expected dividend yield	—%	—%	—%	—%

2017 Debt	As of December 31, 2017	Reclassified to Equity During the Three and Six Months Ended June 30, 2018	Issued During the Six Months Ended June 30, 2017
Exercise price	$2.82	$2.82	$2.82
Expected life (years)	6.22	5.97	7.00
Expected volatility	74.18%	73.40%	74.61%
Risk-free interest rate	2.33%	—%	2.22%
Expected dividend yield	—%	2.55%	—%

2017 Offering	As of June 30, 2018	As of December 31, 2017
Exercise price	$2.36	$2.36
Expected life (years)	0.94	1.43
Expected volatility	89.49%	77.55%
Risk-free interest rate	2.33%	1.83%
Expected dividend yield	—%	—%

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	June 30, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$1,134	$—	$—	$1,134
Note payable	75	—	—	75
	$1,209	$—	$—	$1,209

	December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$4,403	$—	$—	$4,403
Note payable	156	—	—	156
	$4,559	$—	$—	$4,559

At June 30, 2018 and December 31, 2017, the Company had a liability payable to VenturEast from a prior acquisition. The ultimate payment to VenturEast will be the fair value of 84,278 shares of our common stock at the time of payment. During the three months ended June 30, 2018 and 2017, we recognized a gain of approximately $64,000 and $13,000, respectively, due to the change in value of the note. During the six months ended June 30, 2018 and 2017, we recognized a gain of approximately $81,000 and a loss of approximately $219,000, respectively, due to changes in our stock price.

At June 30, 2018, the warrant liability consists of stock warrants issued as part of the 2016 Offerings and 2017 Offering that contain contingent redemption features. In accordance with derivative accounting for warrants, we calculated the fair value of warrants and the assumptions used are described in Note 9, “Fair Value of Warrants.” During the three months ended June 30, 2018 and 2017, we recognized gains of approximately $2,154,000 and $577,000, respectively, on the derivative warrants due to the decrease in our stock price. During the six months ended June 30, 2018, we recognized a gain of approximately $2,846,000 on the derivative warrants due to changes in our stock price. During the six months ended June 30, 2017, we recorded a loss of approximately $6,717,000 on the derivative warrants due to changes in our stock price.

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

The following table summarizes the activity of the note payable to VenturEast and of our derivative warrants, which was measured at fair value using Level 3 inputs (in thousands):

	Note Payable	Warrant
	to VenturEast	Liability
Fair value at December 31, 2017	$156	$4,403
Fair value of warrants reclassified to equity	—	(423)
Change in fair value	(81)	(2,846)
Fair value at June 30, 2018	$75	$1,134

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

Our share of the JV’s net loss was approximately $1,000 and $7,000 for the three months ended June 30, 2018 and 2017, respectively, and is included in research and development expense on the Consolidated Statements of Operations and Other Comprehensive Loss. Our share of the JV’s net loss was approximately $3,000 and $19,000 for the six months ended June 30, 2018 and 2017, respectively, and is included in research and development expense on the Consolidated Statements of Operations and Other Comprehensive Loss. We have a net receivable due from the JV of approximately $10,000 at June 30, 2018, which is included in other assets in the Consolidated Balance Sheets.

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

Note 12. Related Party Transactions

We have a consulting agreement with Equity Dynamics, Inc. (“EDI”), an entity controlled by John Pappajohn, effective April 1, 2014 pursuant to which EDI receives a monthly fee of $10,000. Total expenses for each of the three months ended June 30, 2018 and 2017 were $30,000. Total expenses for each of the six months ended June 30, 2018 and 2017 were $60,000. As of June 30, 2018, we owed EDI $50,000.

Pursuant to a consulting and advisory agreement that ended December 31, 2016, Dr. Chaganti received an option to purchase 200,000 shares of our common stock at a purchase price of $15.89 per share vesting over a period of four years. Total non-cash stock-based compensation recognized under the consulting agreement for the three months ended June 30, 2018 and 2017 was $0 and $23,875, respectively. Total non-cash stock-based compensation recognized under the consulting agreement for the six months ended June 30, 2018 and 2017 was $0 and $49,500, respectively.

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

Note 14. Subsequent Events

On July 17, 2018, the Company entered into a Securities Purchase Agreement (the “Agreement”) pursuant to which the Company issued a convertible promissory note (the “Note”) to an institutional accredited investor (the “Investor”) in the initial principal amount of $2,625,000. The Investor gave consideration of $2,500,000, reflecting original issue discount of $100,000 and expenses payable by the Company of $25,000. The Company anticipates to use the proceeds for general working capital.

The Note is the general unsecured obligation of the Company and is subordinated in right of payment to the Amended and Restated Loan and Security Agreement between the Company, certain of its wholly-owned subsidiaries and SVB, dated March 22, 2017, as amended, and to the Loan and Security Agreement between the Company, certain of its wholly-owned subsidiaries and PFG, dated March 22, 2017, as amended. Interest accrues on the outstanding balance of the Note at 10% per annum, and the Note has an 18 month term. Upon the occurrence of an event of default, interest accrues at the lesser of 22% per annum or the maximum rate permitted by applicable law. The Note contains customary default provisions, including provisions for potential acceleration.

The Investor may convert all or any part the outstanding balance of the Note into shares of common stock, par value $0.0001 per share, of the Company (the “Common Stock”) at an initial conversion price of $0.80 per share (the “Conversion Price”), at any time after the issue date upon five trading days’ notice, subject to certain adjustments and ownership limitations specified in the Note. The Note provides for liquidated damages upon failure to deliver Common Stock within specified timeframes.

The Investor may redeem any portion of the Note, at any time after six months from the issue date upon five trading days’ notice, subject to a maximum monthly redemption amount of $650,000, with the Company having the option to pay such redemptions in cash, in Common Stock at the Conversion Price, or by a combination thereof, subject to certain conditions specified in the Note. The Company may prepay the outstanding balance of the Note, in part or in full, at a 10% premium to par value if prior to the one year anniversary of the date of issuance and at par if prepaid thereafter. At maturity, the Company may pay the outstanding balance of the Note in cash, in Common Stock, or by a combination thereof, subject to certain conditions specified in the Note.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the “Company,” “we,” “us,” “our” or similar terms, refer to Cancer Genetics, Inc. and its wholly owned subsidiaries at June 30, 2018: Cancer Genetics Italia, S.r.l., Gentris, LLC, and vivoPharm Pty, Ltd, except as expressly indicated or unless the context otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K filed with the SEC on April 2, 2018. This MD&A may contain forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” below.

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

Net cash used in operating activities was $8.1 million and $7.4 million for the six months ended June 30, 2018 and 2017, respectively, and the Company had unrestricted cash and cash equivalents of $1.6 million at June 30, 2018, a reduction from $9.5 million at December 31, 2017. The Company has negative working capital at June 30, 2018 of $7.3 million.

The Company currently requires a significant amount of additional capital to fund operations and pay its accounts payable, and its ability to continue as a going concern is dependent upon its ability to raise such additional capital and achieve profitability. If the Company is not able to raise such additional capital on a timely basis or on favorable terms, the Company may need to scale back or, in extreme cases, discontinue its operations or liquidate its assets.

While we have implemented an aggressive consolidation strategy to reduce our operating costs in 2018, we expect to continue to incur significant losses for the near future. We incurred losses of $20.9 million and $15.8 million for fiscal years ended December 31, 2017 and 2016, respectively, and $8.1 million for the six months ended June 30, 2018.

As of June 30, 2018, we had an accumulated deficit of $145.4 million.

Acquisition

On August 15, 2017, we purchased all of the outstanding stock of vivoPharm, with its principal place of business in Victoria, Australia, in a transaction valued at approximately $1.6 million in cash and $8.1 million in the Company’s common stock based on the closing price of the stock on August 15, 2017.

Disposal

On April 26, 2018, we sold our India subsidiary, BioServe Biotechnologies (India) Private Limited (“BioServe”) to Reprocell, Inc., for $1.9 million, including $1.6 million in cash at closing and up to an additional $300,000, which is recorded in other current assets in our Consolidated Balance Sheet at June 30, 2018. The additional $300,000 is contingent upon the India subsidiary meeting a specified revenue target in 2018.

Key Factors Affecting our Results of Operations and Financial Condition

Our overall long-term growth plan is predicated on our ability to develop or acquire technology solutions to accelerate the penetration into the Biopharma community to achieve more revenue supporting clinical trials and develop and commercialize unique or proprietary services and tests to achieve sustainable organic growth. Our proprietary tests include CGH microarrays, NGS panels, and DNA FISH probes. We continue to develop additional proprietary tests. To facilitate market adoption of our proprietary tests, we anticipate having to successfully complete additional studies with clinical samples and publish our results in peer-reviewed scientific journals. Our ability to complete such studies is dependent upon our ability to leverage our collaborative relationships with leading institutions to facilitate our research and obtain data for our quality assurance and test validation efforts.

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

The top five test ordering sites during the three months ended June 30, 2018 and 2017 accounted for approximately 30% and 50% of our testing volumes, respectively. During the three months ended June 30, 2018, no individual customer accounted for more than 10% of our revenue. During the three months ended June 30, 2017, one Biopharma client accounted for approximately 12% of our revenue.

The top five test ordering sites during the six months ended June 30, 2018 and 2017 accounted for approximately 31% and 41% of our testing volumes, respectively. During the six months ended June 30, 2018, no individual customer accounted for more than 10% of our total revenue. During the six months ended June 30, 2017, there was one biopharmaceutical company which accounted for approximately 11% of our total revenue.

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

For the three months ended June 30, 2018, Medicare and other third party payors accounted for approximately 9% and 21% of our total revenue, respectively. For the six months ended June 30, 2018, Medicare and other third party payors accounted for approximately 11% and 19% of our total revenue, respectively.

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

Results of Operations

Three Months Ended June 30, 2018 and 2017

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three Months Ended June 30,		Change
(dollars in thousands)	2018	2017	$	%
Revenue	$7,036	$6,604	$432	7%
Cost of revenues	4,853	4,034	819	20%
Research and development expenses	673	989	(316)	(32)%
General and administrative expenses	5,419	3,529	1,890	54%
Sales and marketing expenses	1,341	1,165	176	15%
Loss from operations	(5,250)	(3,113)	(2,137)	69%
Interest income (expense)	(578)	(243)	(335)	138%
Change in fair value of acquisition note payable	64	13	51	392%
Change in fair value of warrant liability	2,154	577	1,577	273%
Other income (expense)	(23)	—	(23)	N/A
Net (loss)	$(3,633)	$(2,766)	$(867)	31%

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

Reconciliation from GAAP to Non-GAAP Results (in thousands, except per share amounts):

	Three Months Ended June 30,
	2018	2017
Reconciliation of net (loss):
Net (loss)	$(3,633)	$(2,766)
Adjustments:
Change in fair value of acquisition note payable	(64)	(13)
Change in fair value of warrant liability	(2,154)	(577)
Adjusted net (loss)	$(5,851)	$(3,356)
Reconciliation of basic net (loss) per share:
Basic net (loss) per share	$(0.13)	$(0.14)
Adjustments to net (loss)	(0.09)	(0.03)
Adjusted basic net (loss) per share	$(0.22)	$(0.17)
Basic weighted-average shares outstanding	27,049	19,697
Reconciliation of diluted net (loss) per share:
Diluted net (loss) per share	$(0.13)	$(0.16)
Adjustments to net (loss)	(0.09)	—
Adjusted diluted net (loss) per share	$(0.22)	$(0.16)
Diluted weighted-average shares outstanding	27,049	20,663

Adjusted net (loss) increased 74% to $5.9 million during the three months ended June 30, 2018, from an adjusted net (loss) of $3.4 million during the three months ended June 30, 2017. Adjusted basic net (loss) per share increased 29% to $0.22 during the three months ended June 30, 2018, from $0.17 during the three months ended June 30, 2017. Adjusted diluted net (loss) per share increased 38% to $0.22 during the three months ended June 30, 2018, from $0.16 during the three months ended June 30, 2017.

Revenue

The breakdown of our revenue is as follows:

	Three Months Ended June 30,				Change
	2018		2017
(dollars in thousands)	$	%	$	%	$	%
Biopharma Services	$3,591	51%	$3,288	50%	$303	9%
Clinical Services	2,122	30%	3,053	46%	(931)	(30)%
Discovery Services	1,323	19%	263	4%	1,060	403%
Total Revenue	$7,036	100%	$6,604	100%	$432	7%

Revenue increased 7%, or $0.4 million, to $7.0 million for the three months ended June 30, 2018, from $6.6 million for the three months ended June 30, 2017, principally due to an increase in Discovery Services of $1.1 million and an increase in our Biopharma Services of $0.3 million, offset by a decline in Clinical Services revenue of $0.9 million.

During the three months ended June 30, 2018, we began using our billing system to calculate test counts as opposed to our laboratory information systems, as we believe it more closely aligns the volume of tests with the tests on which we calculate expected collection prices. The billing software may count a test differently than our laboratory information systems have in prior periods. Test volume decreased by 18% from 20,007 tests for the three months ended June 30, 2017 to 16,485 tests for the three months ended June 30, 2018. Our average revenue per test decreased to $129 per test for the three months ended June 30, 2018 from $153 per test for the three months ended June 30, 2017, principally due to changes in the amount expected to be collected for our tests.

Revenue from Biopharma Services increased 9%, or $0.3 million, to $3.6 million for the three months ended June 30, 2018, from $3.3 million for the three months ended June 30, 2017 as a result of the Company’s efforts to expand its business in this area. Revenue from Clinical Services customers decreased by $0.9 million, or 30%, compared to the three months ended June 30, 2017, due to changes in the amount expected to be collected for our tests and a decline in overall test volume processed.

Revenue from Discovery Services increased 403%, or $1.1 million, during the three months ended June 30, 2018 due to the acquisition of vivoPharm, which accounted for $1.3 million of the increase, offset in part by the decrease in revenue reported by our India subsidiary, due to its sale in April 2018.

Cost of Revenues

Cost of revenues increased 20%, or $0.8 million, for the three months ended June 30, 2018, principally due to increased payroll and benefit costs of $0.5 million, increased shipping costs of $0.2 million and increased cost of outsourcing of $0.1 million. These increases encompass the incremental costs associated with the vivoPharm operations acquired in August 2017 now consolidated into the Company’s results. Gross margin decreased to 31% during the three months ended June 30, 2018 down from 39% for the three months ended June 30, 2017.

Operating Expenses

Research and development expenses decreased 32%, or $0.3 million, to $0.7 million for the three months ended June 30, 2018, from $1.0 million for the three months ended June 30, 2017, principally due to a $0.4 million decrease in payroll and benefit costs due to the shift in our staffing costs as we reduced the amount of research and development initiatives and concentrated our staff on the delivery of our services. Given the current financial condition of the Company, we are limiting our spending for research and development expenses to our most promising projects.

General and administrative expenses increased 54%, or $1.9 million, to $5.4 million for the three months ended June 30, 2018, from $3.5 million for the three months ended June 30, 2017, principally due to restructuring costs of $0.7 million, an increase in our professional fees of $0.5 million, and an increase in our bad debt expense of $0.2 million. These increases encompass the incremental costs associated with the vivoPharm operations acquired in August 2017 now consolidated into the Company’s results.

Sales and marketing expenses increased 15%, or $0.2 million, to $1.3 million for the three months ended June 30, 2018, from $1.2 million for the three months ended June 30, 2017, principally due to increased compensation costs of $0.1 million. These increases encompass the incremental costs associated with the vivoPharm operations acquired in August 2017 now consolidated into the Company’s results.

Interest Income (Expense)

Net interest expense increased 138%, or $0.3 million, to $0.6 million during the three months ended June 30, 2018 due to increased borrowings on our ABL, debt modification costs incurred and paying interest at the default rate.

Change in Fair Value of Acquisition Note Payable

The change in fair value of acquisition note payable resulted in approximately $64,000 and $13,000 of non-cash income for the three months ended June 30, 2018 and 2017, respectively, as a consequence of a decrease in our stock price.

Change in Fair Value of Warrant Liability

Changes in fair value of some of our common stock warrants may impact our quarterly results.  Accounting rules require us to record certain of our warrants as a liability, measure the fair value of these warrants each quarter and record changes in that value in earnings. As a result of a decrease in our stock price, we recognized non-cash income of $2.2 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively. In the future, if our stock price increases, with all other factors being equal, we would record a non-cash charge as a result of changes in the fair value of our common stock warrants. Alternatively, if the stock price decreases, with all other factors being equal, we may record non-cash income.

Six Months Ended June 30, 2018 and 2017

The following table sets forth certain information concerning our results of operations for the periods shown:

	Six Months Ended June 30,		Change
(dollars in thousands)	2018	2017	$	%
Revenue	$14,703	$13,570	$1,133	8%
Cost of revenues	9,935	8,243	1,692	21%
Research and development expenses	1,354	2,099	(745)	(35)%
General and administrative expenses	10,679	7,006	3,673	52%
Sales and marketing expenses	2,932	2,136	796	37%
Loss from operations	(10,197)	(5,914)	(4,283)	72%
Interest income (expense)	(796)	(420)	(376)	90%
Change in fair value of acquisition note payable	81	(219)	300	(137)%
Change in fair value of warrant liability	2,846	(6,717)	9,563	(142)%
Other income (expense)	(23)	(46)	23	(50)%
Loss before income taxes	(8,089)	(13,316)	5,227	(39)%
Income tax provision (benefit)	—	(970)	970	n/a
Net (loss)	$(8,089)	$(12,346)	$4,257	(34)%

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

Reconciliation from GAAP to Non-GAAP Results (in thousands, except per share amounts):

	Six Months Ended June 30,
	2018	2017
Reconciliation of net (loss):
Net (loss)	$(8,089)	$(12,346)
Adjustments:
Change in fair value of acquisition note payable	(81)	219
Change in fair value of warrant liability	(2,846)	6,717
Adjusted net (loss)	$(11,016)	$(5,410)
Reconciliation of basic and diluted net (loss) per share:
Basic and diluted net (loss) per share	$(0.30)	$(0.64)
Adjustments to net (loss)	(0.11)	0.36
Adjusted basic and diluted net (loss) per share	$(0.41)	$(0.28)
Basic and diluted weighted-average shares outstanding	27,049	19,301

Adjusted net (loss) increased 104% to $11.0 million during the six months ended June 30, 2018, up from an adjusted net (loss) of $5.4 million during the six months ended June 30, 2017. Adjusted basic and diluted net (loss) per share increased 46% to $0.41 during the six months ended June 30, 2018 from $0.28 during the six months ended June 30, 2017.

Revenues

The breakdown of our revenue for the six months ended June 30, 2018 and 2017 is as follows:

	Six Months Ended June 30,				Change
	2018		2017
(dollars in thousands)	$	%	$	%	$	%
Biopharma Services	7,249	50%	$7,007	52%	$242	3%
Clinical Services	4,464	30%	6,007	44%	(1,543)	(26)%
Discovery Services	2,990	20%	556	4%	2,434	438%
Total Revenue	$14,703	100%	$13,570	100%	$1,133	8%

Revenue increased 8%, or $1.1 million, to $14.7 million for the six months ended June 30, 2018, from $13.6 million for the six months ended June 30, 2017, principally due to an increase in Discovery Services of $2.4 million, offset by a decrease of $1.5 million in our Clinical Services.

During the three months ended June 30, 2018, we began using our billing system to calculate test counts as opposed to our laboratory information systems, as we believe it more closely aligns the volume of tests with the tests on which we calculate expected collection prices. The billing software may count a test differently than our laboratory information systems have in prior periods. Test volume decreased by 4% from 38,489 tests for the six months ended June 30, 2017 to 37,121 tests for the six months ended June 30, 2018. Our average revenue per test decreased to $120 per test for the six months ended June 30, 2018 from $156 per test for the six months ended June 30, 2017, principally due to changes in the amount expected to be collected for our tests.

Revenue from Biopharma Services increased 3%, or $0.2 million, to $7.2 million for the six months ended June 30, 2018, from $7.0 million for the six months ended June 30, 2017 due to the Company’s efforts to expand its business in this area. Revenue from Clinical Services customers decreased by $1.5 million, or 26%, for the six months ended June 30, 2018 due to changes in the amount expected to be collected for our tests and a decline in overall test volume processed. Revenue from Discovery Services increased 438%, or $2.4 million, during the six months ended June 30, 2018 due to our acquisition of vivoPharm in August 2017, which accounted for $2.7 million, offset, in part, by a decline in revenue reported from our India subsidiary, due to its sale in April 2018.

Cost of Revenues

Cost of revenues increased $1.7 million to $9.9 million for the six months ended June 30, 2018 from $8.2 million for the six months ended June 30, 2017, principally due to increased payroll and benefit costs of $1.0 million and increased shipping costs of $0.6 million. Gross margin declined to 32% during the six months ended June 30, 2018 from 39% during the six months ended June 30, 2017, due to a shift in our staffing costs as we reduced the amount of research and development initiatives and concentrated our staff on the delivery of our services. These increases encompass the incremental costs associated with the vivoPharm operations acquired in August 2017 now consolidated into the Company’s results.

Operating Expenses

Research and development expenses decreased 35%, or $0.7 million, to $1.4 million for the six months ended June 30, 2018, from $2.1 million for the six months ended June 30, 2017, principally due to reduced payroll and benefit costs of $0.8 million due to the shift in our staffing costs as we reduced the amount of research and development initiatives and concentrated our staff on the delivery of our services. Given the current financial condition of the Company, we are limiting our spending for research and development expenses to our most promising projects.

General and administrative expenses increased 52%, or $3.7 million, to $10.7 million for the six months ended June 30, 2018, from $7.0 million for the six months ended June 30, 2017, principally due to increased payroll and benefit costs of $0.8 million, including approximately $0.5 million of severance expense incurred in the first quarter of 2018, increased professional service fees of $0.7 million primarily related to our compliance requirements to adopt ASC 606, increased software costs of $0.1 million due to migrating our California location to the New Jersey laboratory information system, increased depreciation and amortization of $0.1 million due to the purchase of vivoPharm, a net increase in our bad debt reserve of $0.9 million relating to prior year uncollectible revenues, a net increase in Delaware franchise taxes of $0.2 million and restructuring costs of $0.7 million. These increases encompass the incremental costs associated with the vivoPharm operations acquired in August 2017 now consolidated into the Company’s results.

Sales and marketing expenses increased 37%, or $0.8 million, to $2.9 million for the six months ended June 30, 2018, from $2.1 million for the six months ended June 30, 2017, principally due to increased payroll and benefit costs of $0.7 million as we had ramped up sales personnel in our Clinical Services business in the second half of 2017. These increases encompass the incremental costs associated with the vivoPharm operations acquired in August 2017 now consolidated into the Company’s results.

Interest Income (Expense)

Net interest expense increased 90%, or $0.4 million, due to increased borrowings and a higher effective interest rate on the debt we refinanced in late March 2017. We also incurred debt modification costs of approximately $0.2 million in June 2018 and paid interest at the default rate.

Change in Fair Value of Acquisition Note Payable

The change in fair value of note payable resulted in $81,000 in non-cash income for the six months ended June 30, 2018, as compared to non-cash expense of $0.2 million for the six months ended June 30, 2017. The fair value of the note decreased during the six months ended June 30, 2018 as a consequence of a decrease in our stock price.

Change in Fair Value of Warrant Liability

Changes in fair value of some of our common stock warrants may impact our quarterly results.  Accounting rules require us to record certain of our warrants as a liability, measure the fair value of these warrants each quarter and record changes in that value in earnings. As a result of a decrease in our stock price, we recognized non-cash income of $2.8 million for the six months ended June 30, 2018, as opposed to a non-cash charge of $6.7 million during the six months ended June 30, 2017 that resulted from an increase in our stock price. Consequently, we may be exposed to non-cash charges, or we may record non-cash income, as a result of this warrant exposure in future periods.

Income Taxes

During the six months ended June 30, 2017, we received approximately $1.0 million of net proceeds from the sale of state NOL’s and state research and development credits.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity have been funds generated from our debt financings and equity financings. In addition, we have generated funds from the following sources: (i) cash collections from customers and (ii) cash received from sale of state NOL’s. On April 26, 2018, we sold our India subsidiary for $1.9 million, including $1.6 million in cash at closing and up to an additional $300,000.

In general, our primary uses of cash are providing for operating expenses, working capital purposes and servicing debt.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Six Months Ended June 30,
(in thousands)	2018	2017
Cash provided by (used in):
Operating activities	$(8,101)	$(7,389)
Investing activities	959	(663)
Financing activities	(859)	4,720
Effect of foreign currency exchange rates on cash and cash equivalents	61	—
Net increase (decrease) in cash and cash equivalents	$(7,940)	$(3,332)

We had cash and cash equivalents and restricted cash of $2.0 million at June 30, 2018, and $9.9 million at December 31, 2017.

The $7.9 million decrease in cash and cash equivalents for the six months ended June 30, 2018, principally resulted from net cash used in operations of $8.1 million, offset in part by net proceeds from the sale of our India subsidiary of $1.6 million.

The $3.3 million decrease in cash and cash equivalents for the six months ended June 30, 2017, principally resulted from net cash used in operations of $7.4 million and principal payments made on the Silicon Valley Bank term note of $4.7 million, partially offset by proceeds from the exercise of warrants of $1.8 million, proceeds from refinancing our debt of $6.0 million and borrowings on our line of credit of $2.0 million.

At June 30, 2018, we had total indebtedness of $9.4 million, excluding capital lease obligations.

Cash Used in Operating Activities

Net cash used in operating activities was $8.1 million for the six months ended June 30, 2018. We used $8.4 million in net cash to fund our core operations, which included $0.6 million in cash paid for interest, and another $0.5 million to purchase other current assets, offset by a net increase in accounts payable, accrued expenses and deferred revenue of $0.4 million and a net reduction in accounts receivable of $0.4 million.

For the six months ended June 30, 2017, we used $7.4 million in operating activities. We used $3.0 million in net cash to fund our core operations, which included $0.4 million in cash paid for interest. We incurred additional uses of cash when adjusting for working capital items as follows: a net increase in accounts receivable of $1.6 million, an increase in other assets of $0.4 million, a net decrease in accounts payable, accrued expenses and deferred revenue of $2.4 million and a decrease in deferred rent payable and other of $0.1 million.

Cash Used in Investing Activities

Net cash provided by investing activities was $1.0 million for the six months ended June 30, 2018 and principally resulted from net cash received from the sale of our India subsidiary of $1.6 million, offset in part by fixed asset purchases of $0.5 million and patent costs of $0.1 million.

Net cash used in investing activities was $0.7 million for the six months ended June 30, 2017 and resulted from the purchase of fixed assets of $0.4 million, patent costs of $0.1 million and investing $0.2 million in a cost method investment

Cash Provided by Financing Activities

Net cash used in financing activities was $0.9 million for the six months ended June 30, 2018 and resulted from the repayment of borrowings on our SVB asset-based line of credit (“ABL”) of $3.9 million and principal payments on capital lease obligations of $0.2 million, offset by borrowings on the ABL of $3.2 million.

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

Capital Resources and Expenditure Requirements

We expect to continue to incur material operating losses in the future. It may take several years, if ever, to achieve positive operational cash flow. We may need to raise additional capital to fund our current operations, to repay certain outstanding indebtedness and to fund expansion of our business to meet our long-term business objectives through public or private equity offerings, debt financings, borrowings or strategic partnerships coupled with an investment in our company or a combination thereof. If we raise additional funds through the issuance of convertible debt securities, or other debt securities, these securities could be secured and could have rights senior to those of our common stock. In addition, any new debt incurred by the Company could impose covenants that restrict our operations and increase our interest expense. The issuance of any new equity securities will also dilute the interest of our current stockholders. Given the risks associated with our business, including our unprofitable operating history and our ability to develop additional proprietary tests, additional capital may not be available when needed on acceptable terms, or at all. If adequate funds are not available, we will need to curb our expansion plans or further limit our research and development activities, which may have a material adverse impact on our business prospects and results of operations. Due to the terms of the ABL, we have reached the borrowing limit based on eligible accounts receivable at June 30, 2018. In addition, we were in violation of certain financial covenants with SVB and PFG as of April 30, 2018. On

May 14, 2018, the Company received a waiver from its senior lenders for its failure to comply with certain financial covenants for the month of April 30, 2018. The Company concurrently amended its debt agreements with SVB and PFG, respectively; the new agreements required the Company to raise $2,500,000 through the sale of its equity securities or issuance of subordinated debt (in the case of the agreement with SVB, to investors accepted to SVB), which occurred on July 17, 2018, when the Company entered into an agreement pursuant to which the Company issued a convertible promissory note to an institutional accredited investor in the initial principal amount of $2,625,000. The Company received consideration of $2,500,000, reflecting an original issue discount of $100,000 and expenses payable by the Company of $25,000. The convertible note has an 18 month term and carries interest at 10% per annum. The note is convertible into shares of the Company’s common stock at a conversion price of $0.80 per share. See Note 14 of the Notes to Unaudited Consolidated Financial Statements of this quarterly report on Form 10-Q. Effective June 21, 2018 and June 30, 2018, the loan covenants were modified with respect to the debt owed to SVB and PFG, respectively, and the exercise price of the PFG Warrants was reduced as of June 30, 2018. At May 31, 2018 and June 30, 2018, we were in violation of certain of the modified financial covenants, and we expect to be in violation of certain of the modified financial covenants at July 31, 2018. We are currently working with our lenders to obtain waivers for these defaults.

Net cash used in operating activities was $8.1 million and $7.4 million for the six months ended June 30, 2018 and 2017, respectively, and the Company had unrestricted cash and cash equivalents of $1.6 million at June 30, 2018, a reduction from $9.5 million at December 31, 2017. The Company has negative working capital at June 30, 2018 of $7.3 million.

The Company currently requires a significant amount of additional capital to fund operations and pay its accounts payable, and its ability to continue as a going concern is dependent upon its ability to raise such additional capital and achieve profitability. If the Company is not able to raise such additional capital on a timely basis or on favorable terms, the Company may need to scale back or, in extreme cases, discontinue its operations or liquidate its assets.

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

Our forecast of the period of time through which our current financial resources will be adequate to support our operations and our expected operating expenses are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

•	our ability to obtain waivers from PFG and SVB for our loan covenant violations for periods subsequent to April 30, 2018;

•	our ability to achieve revenue growth and profitability;

•	our ability to secure financing and the amount thereof;

•	the costs for funding the operations we recently acquired and our ability to realize anticipated benefits from the vivoPharm acquisition;

•	our ability to save money by moving our California operations to New Jersey and North Carolina;

•	our ability to improve efficiency of billing and collection processes;

•	our ability to obtain approvals for our new diagnostic tests;

•	our ability to execute on our marketing and sales strategy for our tests and services and gain acceptance of our tests and services in the market;

•	our ability to obtain adequate reimbursement from governmental and other third-party payors for our tests and services;

•	our ability to maintain our present customer base and obtain new customers;

•	our ability to clinically validate our pipeline of tests currently in development;

•	the costs of operating and enhancing our laboratory facilities;

•	our ability to succeed with our cost control initiative;

•	our ability to satisfy US (FDA) and international regulatory regiments with respect to our tests and services, many of which are new and still evolving;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	our ability to manage the costs of manufacturing our tests;

•	our rate of progress in, and cost of research and development activities associated with, products in research and early development;

•	the effect of competing technological and market developments;

•	costs related to expansion; and

•
other risks and uncertainties discussed in our annual report on Form 10-K for the year ended December 31, 2017, as updated in other reports, as applicable, we file with the Securities and Exchange Commission.

We expect that our operating expenses and capital expenditures may increase in the future as we expand our business. We plan to take additional steps to decrease our sales and marketing expenses related to our clinical tests and services, and will continue trimming our research and development expenditures for all projects that are not expected to be profitable in the near future. For example, in 2011 we entered into an affiliation agreement to form a joint venture with the Mayo Foundation for Medical Education and Research pursuant to which we made an initial $1.0 million capital contribution in October 2013 and $1.0 million in the third quarter of 2014. We do not expect to make additional capital contributions to the joint venture entity’s operational activities. Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we may need to raise additional capital to fund our operations.

Subject to the availability of financing, we may use significant cash to fund acquisitions.

The consolidated financial statements for the six months ended June 30, 2018 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets.  The ability of the Company to meet its obligations, and to continue as a going concern is dependent upon the availability of future funding and the continued growth in revenues.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Cautionary Note Regarding Forward-Looking Statements

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” or the negative of those terms, and similar expressions and comparable terminology intended to identify forward-looking statements. These statements reflect our current views with respect to future events. There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	our ability to obtain waivers from PFG and SVB for our loan covenant violations for periods subsequent to April 30, 2018;

•	our ability to achieve revenue growth and profitability;

•	our ability to secure financing and the amount thereof;

•	our ability to save money by moving our California operations to New Jersey and North Carolina;

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

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended, as of June 30, 2018, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer (principal executive officer and principal financial officer) has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at June 30, 2018 because of the material weakness in the Company’s internal control over financial reporting that existed at December 31, 2017 and has not been fully remediated by the end of the period covered by this quarterly report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

Our internal control policies changed during the six months ended June 30, 2018 to accommodate the implementation of ASC 606. Other than changes to accommodate the implementation of ASC 606 and the remediation activities discussed below, there were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

Subsequent to the evaluation made in connection with filing our annual report on Form 10-K for the year ended December 31, 2017, management has begun the process of remediation of the material weakness. The remediation was conducted as part of the ASC 606 implementation that involves design changes to our internal controls over revenue recognition. We believe these actions to be sufficient to remediate the identified material weakness and to enhance our internal control over financial reporting. However the new enhanced controls have not operated long enough to conclude at the time of this filling that the material weakness was fully remediated.

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

We are not currently in compliance with the continued listing requirements for NASDAQ. If the price of our common stock continues to trade below $1.00 per share for a sustained period or we do not meet other continued listing requirements, our common stock may be delisted from the NASDAQ Capital Market, which could affect the market price and liquidity for our common stock and reduce our ability to raise additional capital.

Our common stock is listed on the NASDAQ Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. On August 6, 2018, we received a written notice from NASDAQ indicating that we are not in compliance with the minimum bid price requirement for continued listing on the NASDAQ Capital Market. We have 180 calendar days in which to regain compliance. We can regain compliance if at any time during this 180 day period the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days.

We intend to monitor the closing bid price of our common stock and consider our available options to resolve our noncompliance with the minimum bid price requirement, which may include submitting for approval by our stockholders a proposal to grant discretionary authority to our board of directors to amend our certificate of incorporation to effect a reverse split of our outstanding shares of common stock within an appropriate range, with the exact reverse split ratio to be decided and publicly announced by the board of directors prior to the effective time of the amendment to our certificate of incorporation. No determination regarding our response has been made at this time. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or we will otherwise be in compliance with other NASDAQ listing criteria. If we fail to regain compliance with the minimum bid requirement or to meet the other applicable continued listing requirements for the NASDAQ Capital Market in the future and NASDAQ determines to delist our common stock, the delisting could adversely affect the market price and liquidity of our common stock and reduce our ability to raise additional capital. In addition, if our common stock is delisted from NASDAQ and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on NASDAQ that has a market price of less than $5.00 per share, subject to certain exceptions).

We will need to raise additional capital to fund our operations.

We will need to raise additional financing to fund our operations. At June 30, 2018, we had unrestricted cash and cash equivalents of $1.6 million. Net cash used in operating activities was $8.1 million and $7.4 million for the six months ended June 30, 2018 and 2017, respectively.

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

We currently have no availability under our asset-based revolving line of credit agreement with Silicon Valley Bank due to the technical defaults for May and June 2018. We are in process of negotiating waivers for this in order to open up the line again. We can provide no assurance that any additional sources of financing will be available to us on favorable terms, if at all, when needed. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative, sales and marketing and research and development activities are forward-looking statements and involve risks and uncertainties. Absent sufficient additional financing, we may be unable to remain a going concern.

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

Cancer Genetics, Inc.
(Registrant)

Date: August 14, 2018	/s/ John A. Roberts
John A. Roberts
President and Chief Executive Officer (Principal Executive and Financial Officer)

Date: August 14, 2018	/s/ Igor Gitelman
Igor Gitelman
Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

4.1
Omnibus Warrant Amendment to Warrant Issued to Lenders, dated as of June 30, 2018 (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on July 5, 2018).

10.1
Share Purchase Agreement dated April 26, 2018 by and among BioServe Biotechnologies (India) Private Limited, Cancer Genetics, Inc. and Reprocell Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on April 27, 2018).

10.2
Waiver and First Amendment to Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and Cancer Genetics, Inc., dated May 14, 2018 (incorporated by reference to Exhibit 10.3 of the Company's quarterly report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2018).

10.3
Conditional Waiver & Modification No. 1 to Loan and Security Agreement by and between Partners for Growth IV, L.P. and Cancer Genetics, Inc., dated May 14, 2018 (incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2018).

10.4
Joinder and Second Amendment to Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated as of June 21, 2018 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on June 27, 2018).

10.5
Joinder and Modification No. 2 to Loan and Security Agreement with Partners for Growth IV, L.P., dated as of June 30, 2018 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on July 5, 2018).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended *

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **

101
The following materials from the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet at June 30, 2018 (unaudited) and December 31, 2017, (ii) Consolidated Statements of Operations and Other Comprehensive Loss for the three and six month periods ended June 30, 2018 and 2017 (unaudited), (iii) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2018 and 2017 (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited)

*	Filed herewith.
**	Furnished herewith.