Form 10-K
period 2018-12-31
CANCER GENETICS, INC
filed 2019-04-16
CIK 1349929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐    No:  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $20.6 million on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $0.89 on that date.
Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of March 27, 2019:

Class	Number of Shares
Common Stock, $.0001 par value	56,276,222

Documents incorporated by reference

Portions of the registrant’s proxy statement for the 2019 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2018, are incorporated by reference in Part III of this Form 10-K.

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

•	our ability to extend, and amend the financial covenants in our existing credit agreements and raise additional capital to meet our liquidity needs;

•	our ability to improve efficiency of billing and collection processes;

•	with respect to Clinical Services, our ability to obtain reimbursement from governmental and other third-party payors for our tests and services;

•	our ability to execute on our marketing and sales strategy for our tests and services and gain acceptance of our tests and services in the market;

•	our ability to keep pace with rapidly advancing market and scientific developments;

•	our ability to realize anticipated benefits from the vivoPharm, Pty Ltd. acquisition;

•	our ability to satisfy U.S. (including FDA) and international regulatory requirements with respect to our tests and services, many of which are new and still evolving;

•	our ability to maintain our present customer base and obtain new customers;

•	our ability to clinically validate our pipeline of tests currently in development;

•	competition from clinical laboratory services companies, tests currently available or new tests that may emerge;

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

Overview

We are an emerging leader in enabling precision medicine in oncology by providing multi-disciplinary diagnostic and data solutions, facilitating individualized therapies through our diagnostic tests, services and molecular markers. We develop, commercialize and provide molecular- and biomarker-based tests and services, including proprietary preclinical oncology and immuno-oncology services, that enable biotech and pharmaceutical companies engaged in oncology and immuno-oncology trials to better select candidate populations and reduce adverse drug reactions by providing information regarding genomic and molecular factors influencing subject responses to therapeutics. Through our clinical services, we enable physicians to personalize the clinical management of each individual patient by providing genomic information to better diagnose, monitor and inform cancer treatment. We have a comprehensive, disease-focused oncology testing portfolio, and an extensive set of anti-tumor referenced data based on predictive xenograft and syngeneic tumor models. Our tests and techniques target a wide range of indications, covering all ten of the top cancers in prevalence in the United States, with additional unique capabilities offered by our FDA-cleared Tissue of Origin® test for identifying difficult to diagnose tumor types or poorly differentiated metastatic disease. Following the acquisition of vivoPharm Pty Ltd (“vivoPharm”) we provide contract research services, focused primarily on unique specialized studies to guide drug discovery and development programs in the oncology and immuno-oncology fields.

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

Our business is based on demand for molecular- and biomarker-based tests and services from three main sectors, including biotechnology and pharmaceutical companies, cancer centers and hospitals, and the research community. Biotechnology and pharmaceutical companies engaged in designing and running clinical trials to determine the value and efficacy of oncology and immuno-oncology treatments and therapeutics continuously benefit from our services. We believe trial participants' likelihood of experiencing either favorable or adverse responses to the trial treatment may be influenced or dependent on genomic factors. Our testing services will increase trial efficiency, subject safety and trial success rates. Clinicians and oncologists in cancer centers and hospitals seek such testing since these methods produce higher value and more accurate cancer diagnostic information than traditional analytical methods. Our proprietary and unique disease-focused tests aim to provide actionable information that can guide patient management decisions, potentially resulting in decreased costs for patients while streamlining therapy selection. We offer preclinical test systems supporting our clinical diagnostic and prognostic offerings at early stages, valued by pharmaceutical industry, biotechnology companies and academic research centers. In particular our preclinical development of biomarker detection methods, response to immuno-oncology directed novel treatments and early prediction of clinical outcome is supported by our extended portfolio of orthotopic, xenografts and syngeneic tumor test systems as a unique service offering in the immuno-oncology space.

With the acquisition of vivoPharm on August 15, 2017, we expanded our Discovery Service capabilities. vivoPharm is a contract research organization (“CRO”) that specializes in planning and conducting unique, specialized studies to guide drug discovery and development programs with a concentration in oncology and immuno-oncology. These studies range from early compound selection to developing comprehensive sets of in vitro and in vivo data, as needed for FDA Investigational New Drug (“IND”) applications. vivoPharm has developed industry recognized capabilities in early phase development and discovery, especially in immuno-oncology models, tumor micro-environment studies, specialized pharmacology services, and PDx (patient derived xenograft) model studies that support basic discovery, preclinical and phase 1 clinical trials. vivoPharm’s studies have been utilized to support over 250 IND submissions to date across a range of therapeutic indications, including lymphomas, leukemia, GI-cancers, liver cancer, pancreatic cancer, non-small cell lung cancer, and other non-cancer rare diseases. vivoPharm is presently serving over 50 biotechnology and pharmaceutical companies across four continents in over 100 studies and trials with highly specialized development, clinical and preclinical research. Over the past 15 years, vivoPharm has also generated an extensive library of human xenograft and syngeneic tumor models, including subcutaneous, orthotopic and metastatic models. vivoPharm offers services in assessment of safety, toxicology and bioanalytic services for small and bio-molecules.

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
Biopharma Services provide companies with customized solutions for patient stratification and treatment selection through an extensive suite of molecular- and biomarker-based testing services, DNA- and RNA- extraction and customized assay development and trial design consultation.

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

In 2018, we generated approximately 54% of our revenue from Biopharma Services, approximately 27% from Clinical Services and approximately 19% from Discovery Services. In 2017, we generated approximately 50% of our revenue from Biopharma Services, approximately 37% from Clinical Services and approximately 13% from Discovery Services, including the acquisition of vivoPharm in August of 2017.

We utilize relatively the same proprietary and nonproprietary molecular diagnostic tests and technologies across all of our service offerings to deliver results-oriented information important to cancer treatment and patient management. Our portfolio primarily includes comparative genomic hybridization (CGH) microarrays, gene expression tests, next generation sequencing (NGS) panels, and DNA fluorescent in situ hybridization (FISH) probes. We provide our testing services from our Clinical Laboratory Improvement Amendments (“CLIA”) - certified and College of American Pathologists (“CAP”) - accredited laboratories in Rutherford, NJ and Raleigh, NC. We offer preclinical services such as predictive tumor models, human orthotopic xenografts and syngeneic immuno-oncology relevant tumor models in our Hershey, PA facility, and a leader in the field of immuno-oncology preclinical services in the United States. This service is supplemented with GLP toxicology and extended bioanalytical services in our Australian based facility in Bundoora, VIC.

Market Overview

United States Clinical Oncology Market Overview

Despite many advances in the treatment of cancer, it remains one of the greatest areas of unmet medical need. In 2018, the World Health Organization attributed 9.6 million deaths globally to cancer, which is about 1 in 6 deaths. Within the United States, cancer is the second most common cause of death, exceeded only by heart disease, accounting for nearly one out of every four deaths. The Agency for Healthcare Research and Quality estimated that the direct medical treatment costs of cancer in the United States for 2015 were $80.2 billion. The incidence, deaths and economic loss caused by cancer are staggering. The following table published by The American Cancer Society shows estimated new cases and deaths in 2018 in the United States for selected major cancer types:

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

References
1.    American Cancer Society: Cancer Facts and Figures 2018. Atlanta, GA: American Cancer Society, 2018. Also available online. Last accessed February
26, 2018.

United States and International Clinical Trials Market Overview

The United States is currently a world leader in biopharmaceutical research and development and manufacturing. In Fiscal Year 2019, the National Cancer Institute received a budget of $5.74 billion, an increase of $79 million over FY 2018, to issue grants to support research, with a targeted investment in enhanced and early detection of disease through the analysis of circulating biomarkers using minimally invasive methods, as well as a focused investment in cancer prevention and treatment including research on new vaccines to prevent cancer-causing infections and investigational immuno-oncology drugs and drug combinations. The Pharmaceutical Research and Manufacturers of America (PhRMA) reports that the average cost to develop a drug, including trial failures, can be as high as $2.6 billion and the approval process from development to market may be as long as 15 years. According to the National Cancer Institute, since the 1990s, cancer death rates in the United States have declined 23%, and approximately 83% of life expectancy increases in cancer patients are due to new treatments and oncology medications.

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

While oncology drugs have the potential to be among the most personalized therapeutics, very few have successfully made it to market. The application of pharmacogenomics to oncology clinical trials enables researchers to better predict differences in drug response, efficacy and toxicity among trial participants, as well as to optimize treatment regimens based on these differences. According to IMS Health, it is estimated that by 2020, half of all pharmaceutical sales in the United States will be from specialty drugs, a category of drugs including oncology treatments tailored to patients’ genomic profiles. We believe a growing demand for faster development of personalized medicines and more effective clinical trials are growth drivers of this market, and our core expertise is pharmacogenomics, or the study of genetic analysis based on a patient's response to a particular therapy or drug.

China Clinical Oncology and Biopharma Market Overview

The Chinese biopharma market is currently the third largest pharma market globally, after the United States and Japan. With more than one fifth of the world's population, China is an important market for pharmaceutical and biotech products and China's minister of health has pledged that the country will spend an additional $11.8 billion to advance biotech innovation from 2015 to 2020 in its 13th five-year plan. Cancer is one of the leading public health problems in China, representing approximately 25% of all deaths in urban areas and 21% in rural areas. Over the past 30 years, the risk factors for cancer in China have been increasing, including an aging population, decreased environmental conditions and westernization of diet and lifestyle. We recently announced a licensing transaction with a Chinese company based in Beijing, China who will be launching our Tissue of Origin® test in China, to assist in the care of Chinese patients. We plan to continue exploring opportunities to license our proprietary tests to select business partners operating laboratory services in China, where governmental regulations prevent human samples and personal data, including health data, from being exported from the country.

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

additional collaborations or partnerships with leading biotech and pharmaceutical companies and clinical research organizations. Oncology drugs have the potential to be among the most personalized of therapeutics, and yet few have successfully made it to market. In an effort to improve the outcome of these trials, and more rapidly advance targeted therapeutics, the biotechnology and pharmaceutical community is increasingly looking to companies like us that have both extensive disease insights and comprehensive testing services as they move toward biomarker-based therapeutics. We believe our comprehensive, disease-focused testing portfolio, which covers the 10 most prevalent solid and hematological cancers in the United States, positions us to help the biotech and pharmaceutical community with clinical trials and companion diagnostic development in areas of our core expertise.

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

•
Leverage our biopharma business development team and our relationships with global central laboratories to expand our customer base. By leveraging our clinical and biopharma sales force in the United States, along with our relationships with international central laboratories and clinical research organizations, we are able to target our sales and marketing efforts to meet the needs of an expanding and diverse customer segment

•
Continue our focus on translational oncology and drive innovation and cost efficiency in diagnostics by continuing to develop next generation sequencing offerings independently and through collaborations with academic and cancer research centers and other key opinion leaders and their organizations. Translational oncology refers to our focus on bringing novel research insights that characterize cancer at the genomic level directly and rapidly into the clinical setting with the overall goal of improving value to patients and providers in the treatment and management of disease. We believe that continuing to develop our existing platforms and next generation sequencing panels will enable significant growth and efficiencies within our business.

•
Engage key strategic partners in the U.S. and abroad to leverage our intellectual propoerty portfolio and unique capabilities to grow our revenue. We entered into a strategic partnership in China to license our Tissue of Origin® test in that region; we announced a supply agreement with Agilent Technologies to expand the distribution of our proprietary FHACT probe internationally, and we entered into a partnership with Cellaria in the U.S. to characterize Cellaria’s pipeline of commercial and custom-developed biopharma products to create innovative models that provide detailed, and patient-specific, assessment of response to therapy.

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

Our Service Offerings

Our business is based on demand for molecular- and biomarker-based characterization of cancers from three main sectors: (1) biotechnology and pharmaceutical companies, (2) cancer centers and hospitals, and (3) the research community. Our services are sought by biotechnology and pharmaceutical companies engaged in designing and running clinical trials, from pre-clinical to post market surveillance, for their value and efficacy in oncology and immuno-oncology treatments and therapeutics. We believe trial participants' likelihood of experiencing either favorable or adverse responses to the trial treatment can be determined first by our extended portfolio of orthotopic, xenografts and syngeneic tumor test systems, and in early development through biomarker testing, thereby increasing trial efficiency, participant safety and trial success rates. Biotechnology and pharmaceutical companies also seek our services in preclinical trial design and drug development, in order to effectively and efficiently select those therapeutic candidates most likely to progress to clinical treatment options. Our services are also sought by researchers and research groups seeking to identify biomarkers and panels and develop methods for diagnostic technologies and tests for disease. Clinicians and oncologists in cancer centers and hospitals seek molecular-based testing since these methods often produce higher value and more accurate cancer diagnostic information than traditional analytical methods. Our proprietary and unique disease-focused tests aim to provide actionable information that can guide patient management decisions, potentially resulting in decreased costs for patients while streamlining therapy selection. We continue to pursue the strategy of trying to demonstrate increased value and efficacy with payors who wish to contain costs and academic collaborators seeking to develop new insights and cures.

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

Our Select One® offering was created specifically to help the biopharmaceutical community with clinical trials and companion diagnostic development in areas of our core expertise. We believe that oncology drugs and immuno-oncology therapies have the potential to be among the most personalized of therapeutics, and yet few have successfully made it to market. In an effort to improve the outcome of these trials, and more rapidly advanced targeted therapeutics, the biotechnology and pharmaceutical community is increasingly looking to companies that have both proprietary disease insights and comprehensive testing services as they move toward biomarker-based therapeutics, combination studies and immuno-oncology pathways.

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

Clinical Services

We provide our oncology and immuno-oncology tests and services to oncologists and pathologists at hospitals, cancer centers, and physician offices. Our portfolio contains proprietary tests to target cancers that are difficult to prognose and predict treatment outcomes through currently available mainstream techniques. We utilize an expansive range of non-proprietary tests and technologies to provide a comprehensive profile for each patient we serve. Clinical testing is available through anatomic pathology, flow cytometry, karotype, FISH, liquid biopsy and molecular diagnostics (including next generation sequencing and gene expression panels).

Our comprehensive testing services for cancer are utilized in the diagnosis, prognosis and prediction of treatment outcomes (theranosis) of cancer patients as clinicians demand more precise and more comprehensive evaluation of their patients. We believe our ability to rapidly translate research insights about the genetics and molecular mechanisms of cancer into the clinical setting will improve patient treatment and management and that this approach can become a key component in the standard of care for personalized cancer treatment. We utilize highly skilled scientists, pathologists and hematologists in our laboratories, with 46% of individuals holding advanced degrees. These individuals assist our customers in integrating and technically assessing the testing results for their patients.

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

Tissue of Origin® Test. Our FDA-cleared Tissue of Origin® test, or TOO®, is a gene expression test that is indicated when there is clinical uncertainty about a poorly differentiated or undifferentiated, or a metastatic tumor where the primary tissue of cancer development is unknown. The Tissue of Origin® test we believe is currently the only FDA-cleared test of its kind on the market, and can determine the most likely tissue of origin of a patient tumor sample from the fifteen most common tumor types - including thyroid, breast, pancreas, colon, ovarian and prostate - which account for ninety percent of all incidences of solid tissue tumors, by measuring the expression levels of 2,000 individual genes. TOO® is supported by extensive analytical and clinical validation data from robust, multi-center clinical studies. We believe TOO® can reduce the need for repeated testing, examinations, imaging and biopsy procedures by providing clinicians with the primary tissue type with greater certainty than traditional diagnostic techniques. This in turn empowers physicians to select the correct type of treatment earlier in the course of the patient’s therapy.

In addition, we have developed the SummationTM Report which, we believe, provides an integrated view of a patient's test results and diagnosis in a user-friendly, visually appealing format for clinicians. Our licensed pathologists and licensed laboratory directors prepare these SummationTM Reports based on the clinical information and diagnosis provided by our laboratory professionals. All of our testing technologies are integrated into a Summation Report to allow oncologists to efficiently arrive at a definitive diagnosis and drive complete and effective decisions.

Discovery Services

Through our recent acquisition of vivoPharm in 2017, we offer proprietary preclinical test systems supporting our clinical diagnostic and prognostic offerings at early stages, valued by the pharmaceutical industry, biotechnology companies and academic research centers. In particular, our preclinical development of biomarker detection methods, response to immuno-oncology directed novel treatments and early prediction of clinical outcome is supported by our extended portfolio of orthotopic, xenografts and syngeneic tumor test systems. vivoPharm specializes in conducting studies tailored to guide drug development, starting from compound libraries and ending with a comprehensive set of in vitro and in vivo data and reports, as needed for Investigational New Drug filing. vivoPharm operates in AAALAC accredited and GLP-compliant audited facilities. We provide our preclinical services, with a focus on efficacy models, from our Hershey, PA facility for the U.S. and European markets, and supplemented with GLP toxicology and extended bioanalytical services in our Australia-based facility in Bundoora, VIC.

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

Our Disease-Focused Testing Portfolio

Our disease-focused testing capabilities include our portfolio of proprietary tests, along with a comprehensive range of non-proprietary oncology-focused tests and laboratory services. We have a comprehensive oncology testing portfolio, spanning ten of the most prevalent solid and hematological cancers, including the FDA-cleared test for tumors of unknown origin, our FDA-cleared Tissue of Origin®, or TOO® test. With the exception of the TOO® test, we offer our proprietary tests in the United States as laboratory-developed tests, or LDTs, and internationally as CE-marked in vitro diagnostic medical devices. The non-proprietary testing services we offer are focused in part on the specific oncology categories where we are developing our proprietary tests. We believe that there is significant synergy in developing and marketing a complete set of tests and services that are disease-focused and delivering those tests and services in a comprehensive manner to help guide and inform treatment decisions. The insights that we develop in delivering non-proprietary services are often leveraged in the development of our proprietary programs and in the validation of our proprietary programs.

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
Tissue of Origin®
•     Solid Tissue Cancers
-    Thyroid
-    Breast
-    Non-Small Cell Lung Cancer (NSCLC)
-    Gastric
-    Pancreas
-    Colorectal
-    Liver
-    Bladder
-    Kidney
-    Non-Hodgkin’s Lymphoma
-    Melanoma
-    Ovarian
-    Sarcoma
-    Testicular Germ Cell
-    Prostate

•     Tissue of Origin® (TOO®) is FDA-cleared, Medicare-reimbursed, and provides extensive analytical and clinical validation for statistically significant improvement in accuracy over other methods.
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

We believe immuno-oncology is rapidly increasing in clinical practice and presents a unique market opportunity when combined with precision testing and traditional and combination oncology therapies. During 2016 and 2017, with increased interest throughout 2018, we launched a comprehensive immuno-oncology testing portfolio for use in clinical trials, translational research, and therapy selection for patients. This portfolio is available for clinical trials, patient care, and translational research utilizing multiple technological platforms through our licensed New Jersey laboratory facility. Our portfolio of immuno-oncology tests includes immunohistochemistry (IHC)-based tests that can detect novel biomarkers like PD-1 and PD-L1, MMR, CTLA4 and flow cytometry-based tests and panels that can assess immune response against cancers by evaluating subsets of immunomodulatory and effector cells. We also offer an NGS-based targeted RNA sequencing test that can measure expression levels of drug targets, evaluate tumor mutational burden, assess tumor neo-epitopes and total immune cell composition. Many of these assays are also available for clinical use and are CLIA- and New York State-approved.

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

	Discovery Sales	-	Collaborate with preclinical development teams at pharmaceutical and biotech companies on studies involving tumor models and therapeutic candidate compound testing.
Europe and Asia Pacific	Biopharma Sales	- -
Leverage US-based and local companies conducting clinical trials with a component of those trials occurring in European or Asia Pacific populations.
Collaborate with scientific development teams at biotech and pharmaceutical companies and government agencies on studies involving tests and services.

	Discovery Sales	-	Collaborate with preclinical development teams at pharmaceutical and biotech companies on studies involving tumor models and therapeutic candidate compound testing.

Our U.S. and European business development and sales professionals have scientific backgrounds in hematology, pathology, and laboratory services, with many years of experience in biopharmaceutical and clinical oncology sales, esoteric laboratory sales from leading biopharmaceutical, pharmaceutical or specialty reference laboratory companies. We currently have a team of 10 business development and sales professionals in the United States and 2 in Europe. We support our sales force with clinical specialists who bring deep domain knowledge in the design and use of our tests and services.

We also promote our tests and services through marketing channels commonly used by the biopharma and pharmaceutical industries, such as internet, medical meetings and broad-based publication of our scientific and economic data. In addition, we provide easy-to-access information to our customers over the internet through dedicated websites. Our customers value easily accessible information in order to quickly review patient or study information. We do not, however, market our tests directly to individual patients or consumers.

Research and Development Collaborations

We have collaborations with leading oncology centers and community-based hospitals and use specialized knowledge to develop proprietary diagnostic tests as well as non-clinical services such as biopharmaceutical and discovery services. Additionally, many of these centers have obtained Specialized Programs of Research Excellence status, as designated by the National Cancer Institute. Our collaborations with these centers give us access to large datasets of information and, together with our internal expertise, we can develop our proprietary tests.

Below is a summary of our active key collaborations. In certain cases we have formal written agreements with collaborators and in other cases we have no written agreement with our collaborators or only informal written arrangements.

Collaborating Institution	Principle Investigator(s)	Focus of Collaboration
North Shore-Long Island Jewish Health System, New York	Dr. Kanti Rai Dr. Nicholas Chiorazzi	Clinical validation of biomarkers and signatures for CLL diagnosis and therapeutic response
Columbia University, New York	Dr. Azra Raza Dr. Siddhartha Mukherjee	Identification of genomic biomarkers for myeloid cancers
Keck Medicine of University of Southern California, California	Dr. Imran Siddiqi Dr. Giri Ramsingh	Identification and evaluation of genomic biomarkers for lymphoid and myeloid malignancies Transposable elements as prognostic biomarkers in acute myeloid leukemia
University of Southern California, California, & HTG Molecular, Arizona	Dr. Heinz-Josef Lenz and Dr. Yu Sunakawa	Gene expression analysis using an immuno-oncology panel for measurement of response to immune therapy
Groupe Hospitalier Pitié Salpétriere, Paris		Analyzing the variability of genomic alterations in renal cancer
Huntsman Cancer Center Institute, University of Utah, Utah	Dr. Neeraj Agarwal	Evaluation of biomarkers for kidney cancer diagnosis and therapeutic response and liquid biopsy assay development
Huntsman Cancer Center Institute, University of Utah, Utah and Pfizer		Validation of biomarkers to predict Stutent response and liquid biopsy assay development
UCLA, California	Dr. Brian Shuch	Evaluation of biomarkers in NGS Focus::Renal™ to stratify and monitor patients

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

We also face competition from companies that currently offer or are developing products to profile genes, gene expression or protein biomarkers in various cancers. Precision medicine is a new area of science, and we cannot predict what tests others will develop that may compete with or provide results superior to the results we are able to achieve with the tests we develop. Our competitors include public companies such as NeoGenomics, Inc., Quest Diagnostics, LabCorp., Abbott Laboratories, Inc., Johnson & Johnson, Roche Molecular Systems, Inc., bioTheranostics, Inc., Genomic Health, Inc., Myriad Genetics Inc., Foundation Medicine, Inc., Invitae Corp., and many private companies. We expect that pharmaceutical and biotech companies will increasingly focus attention and resources on the personalized diagnostic sector as the potential and prevalence increases for molecularly targeted oncology therapies approved by FDA along with companion diagnostics. With respect to our clinical laboratory business we face competition from companies such as Genoptix Medical Laboratory, NeoGenomics, Inc., Bio-Reference Laboratories, Inc. (a division of Opko), LabCorp, MDx Health, Quest Diagnostics and Invitae Corp. With respect to our Discovery Services, including our CRO services, we face competition from companies that offer or are developing animal models for tumors and that have capabilities in toxicology and pharmacology testing. Our competitors in our Discovery Services business include Champions Oncology, Crown BioScience (recently acquired by JSR Life Sciences), Eurofins Scientific, and Explora Biolabs.

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

We also currently rely on contracted manufacturers and collaborative partners to produce materials necessary for our FHACT® and FDA-cleared Tissue of Origin® tests. We plan to continue to rely on these manufacturers and collaborative partners to manufacture these materials. We order laboratory and research supplies from large national laboratory supply companies. We do not believe a short term disruption from any one of these suppliers would have a material effect on our business.

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

Our patent portfolio consists of 20 issued U.S. patents, 5 pending U.S. applications, and more than 40 foreign patents. We manage our patent assets to safeguard them and to maximize their value. Our key patents include:

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

•
Solid Tumors. We have 12 U.S. patents, including (U.S. Patent Nos. 7,049,059, 7,560,543, 7,732,144, 8,586,311, 8,026,062, 6,956,111, 6,905,821, 7,005,278, 6,686,155, 7,138,507, as well as numerous foreign patents. These patents relate to certain aspects of the gene expression technology used in our solid tumor tests. The term of these patents runs through 2023.

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

Through our clinical laboratory in Rutherford, New Jersey, we provide several clinical services that utilize our proprietary trade secrets. In particular, we maintain trade secrets with respect to specimen accessioning, sample preparation, and certain aspects of cytogenetic and molecular analyses. All of our trade secrets are kept under strict confidence, and we take all reasonable steps, including the use of non-disclosure agreements and confidentiality agreements, to ensure that our confidential information is not unlawfully disseminated. We also conduct training sessions on the importance of maintaining and protecting trade secrets with our scientific staff and laboratory directors and supervisors.

In the past, we had licensed certain intellectual property, including patents, from the University of Southern California, the National Cancer Institute for a number of extraction methodologies and related technologies for some of our solid tumor tests, and the National Cancer Institute or Stanford University for the development of diagnostic assays and predictive models. However, we no longer utilize these technologies in our consolidated facility in New Jersey.

Our success in remaining an innovator in the diagnostic services industry by continuing to develop and introduce new tests, technology and services will depend, in part, on our ability to license new and improved technologies on favorable terms. Other companies or individuals, including our competitors, may obtain patents or other property rights on tests and processes that may be performing, particularly in such emerging areas as gene-based testing that could prevent or interfere with our ability to develop, perform or sell our tests or operate our business.

Operations and Production Facilities

We are underway with the implementation of a “best-of-breed” enterprise laboratory management system licensed from multiple business partners to support a fully-integrated system across two of our U.S.-based sites. We anticipate this system to be on-line by the end of 2019. In addition to harmonizing our workflow, improving our turn-around times, and creating better operational efficiencies, it will allow us to connect with electronic medical records providers to facilitate seamless communication between our clinical laboratories and the oncologist or pathologist at the test ordering site. We do this integration through utilizing HL7 interfaces, which are standard in health care information technology systems. We currently employ HL7 for its integration with a revenue cycle management company, as well as with electronic medical records partners. The use of the HL7 interface allows systems written in different languages and running on different platforms to be able to talk to each other through the use of an abstracted data layer. This means that we do not have to spend significant extra time designing and developing common communications protocols when integrating with other electronic health records systems or billing systems providers.

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

After diagnosis, our pathologist uses our laboratory information systems to prepare a comprehensive report, which includes any relevant images associated with the specimen. Our clinical reporting portal, cgireports.com, allows a referring oncologist or pathologist to access his/her test results in real time in a secure manner, consistent with the privacy and security requirements of HIPAA. The reports are generated in industry standard PDF formats which allows for high definition color images to be reproduced clearly. This portal has been fully operational at our facilities since 2011.

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

Quality Assurance

We are committed to maintaining a standard of clinical excellence and to providing reliable and accurate laboratory services to our customers. To that goal, our independent Quality Assurance Unit (QAU) has implemented a comprehensive and integrated Quality Management System (QMS) designed to drive consistent high quality testing services while ensuring the highest ethical standards across our enterprise. We believe this commitment and execution of our quality systems is a key differentiator in our biopharma services business.

Our QMS documents quality assurance policies as well as the quality control procedures that are necessary to ensure we offer a consistently high quality of testing services. Our quality management program is designed to satisfy all the requirements necessary for local, state, and federal regulations as our laboratories are both CLIA-certified and CAP-accredited (including our biorepository), and comply with states’ heightened standards (such as California and New York State) in order to maintain licensures, permits and regulatory approvals applicable to our business. In addition, our QMS satisfies the Food and Drug Administration (FDA) requirements for clinical trials studies conduct, computer systems validation, electronic records and signatures, and the Good Clinical Laboratory Practices (GCLP). For additional information on our clinical laboratory licensure and permitting, please review our Risk Factors.

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

The management team at each of our licensed and permitted laboratory facilities ensures that equipment and reagents are properly selected, qualified, maintained and disposed of according to established procedures and manufacturer's instructions. All clinical assays performed in our laboratories are validated per applicable state and federal regulations prior to being processed in the laboratory as diagnostic testing services. We provide training for all personnel as required under CLIA and applicable state clinical laboratory regulations, which includes comprehensive training on our QMS, assigned work processes and technical procedures. We also provide continuing education programs for the ongoing professional development of all laboratory employees.

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

Our facilities and QMS are audited internally on a periodic basis for compliance with applicable regulations, policies, analytical plans and internal standard operating procedures. Any needed revisions to the QMS that are identified through these audits are made to ensure continued compliance with applicable standards, and we believe that all pertinent regulations of the Clinical Laboratory Improvement Amendments (CLIA), Centers for Diseases Control (CDC) Occupational Safety and Health Administration (OSHA), Environmental Protection Agency (EPA), and FDA are satisfied within our QMS.

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

Third-Party Payor Reimbursement

Depending on the billing arrangement and applicable law, we may be reimbursed for clinical services by: third-party payors that provide coverage to the patient, such as an insurance company, managed care organization or a governmental payor program; physicians or other authorized parties (such as hospitals or independent laboratories) that order testing service or otherwise refer the services to us; or the patient. In 2018, we derived approximately 8% of our total revenue from Medicare and 19% of our total revenue from other third party payors that includes managed care organizations and other health care providers. In 2017, we derived approximately 25% of our total revenue from other third party payors, including managed care organizations and other health care insurance providers, and 12% from Medicare. We are not currently reimbursed by any party for testing or clinical services performed in the European Union on samples from EU persons, and therefore we believe we are not yet subject to reimbursement and pricing requirements under European Economic Area (“EEA”) or EEA member state law.

In the United States, where there is a coverage policy, contract or agreement in place, we bill the third-party payor, the hospital or referring laboratory as well as the patient (for deductibles and coinsurance or copayments, where applicable) in accordance with the policy, contractual terms and applicable law. Where there is no coverage policy, contract or agreement in place, we pursue reimbursement on behalf of each patient on a case-by-case basis and rely on applicable billing standards to guide our claims. In addition, we have implemented a patient financial assistance program (CGI MAP Program) that is consistent with Federal guidelines. In states that have so-called “direct billing” laws, which require clinical laboratories to submit invoices directly to the patient, and not through the physician or health care provider, we comply with such requirements.

We are reimbursed for three categories of tests: (1) genetic and molecular testing; (2) anatomic pathology and immunohistochemistry testing and (3) general immunology and flow cytometry. In the United States, reimbursement under the Medicare program for the diagnostic services that we offer is based on either the Medicare Physician Fee Schedule (PFS) or Medicare Clinical Laboratory Fee Schedule (CLFS). The PFS is subject to geographic adjustments and is updated annually; this was the case for the CLFS, as well, until January 1, 2018. Starting January 1, 2018, the CLFS is updated every three years, and it is not subject to geographic adjustments or multifactor productivity adjustments. Medical services provided to Medicare beneficiaries that are performed by physicians or that require a degree of physician supervision or other involvement, such as pathology tests, are generally reimbursed under the Medicare PFS, whereas clinical diagnostic laboratory tests are generally reimbursed under the CLFS. Most of the services that we provide for Medicare beneficiaries are for genetic and molecular testing, which are reimbursed as clinical diagnostic laboratory tests under the CLFS. There is currently no copayment or deductible required for tests paid under the CLFS, although Congress periodically has considered implementing such a requirement. Services paid for under the PFS are subject to copayments and deductibles.

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

Tests that meet the criteria for being considered new advanced tests will be paid at actual list charge during an initial period of three calendar quarters. Once the initial period is over, payment for new, advanced tests would be based on the weighted median private payor rate reported by the single laboratory that performs the new ADLT. Advanced tests are tests furnished by only one laboratory that include a unique algorithm and, at a minimum, are an analysis of RNA, DNA or proteins or are cleared or approved by the FDA. Applicable laboratories must report data that includes the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payor (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). The definition of “applicable” lab may exclude certain types of laboratories that generally received more favorable pricing than other laboratories, and thus the make-up of laboratories reporting pricing data to CMS under the proposed rule may result in lower overall pricing data. Beginning in 2017, the Medicare payment rate for each clinical diagnostic lab test is equal to the weighted median amount for the test from the most recent data collection period. For example, laboratories were required to collect private payor data from January 1, 2016 through June 30, 2016 and report it to CMS by March 31, 2017. The new Medicare CLFS rates (based on weighted median private payor rates) were released in November 2017 and were effective on January 1, 2018. Also for the years 2017 through 2019, the amount of reduction in the Medicare rate (if any) shall not exceed 10 percent from the prior year’s rate and for the years 2020 through 2022, any reduction shall not exceed 15 percent from the prior year’s rate. It is too early to predict the impact on reimbursement for our tests reimbursed under the CLFS, though we believe the government’s goal is to reduce Medicare program payments for CLFS tests. Specifically, CMS states that it anticipates the effect of the proposed rule on the Medicare program to save $360 million in program payments for CLFS tests furnished in FY 2017, and to save $5.14 billion over 10 years. CMS has also proposed that a laboratory’s failure to comply with reporting obligations, or a laboratory that makes a misrepresentation or omission in reporting required information, would be a violation of the Civil Monetary Penalties Law. Also under PAMA, CMS is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. For an existing test that is cleared or approved by the FDA and for which Medicare payment is made, CMS is required to assign a unique billing code if one has not already been assigned by the agency. Further, PAMA provides special payment status to “advanced diagnostic laboratory tests,” or ADLTs, to allow such ADLTs to be paid using their actual list charge amount during a certain time frame. We cannot determine at this time the full impact of the new law on our business, financial condition and results of operations. CMS also adopts regulations and policies, from time to time, revising, limiting or excluding coverage or reimbursement for certain of the tests that we perform. Likewise, many state governments are under budget pressures and are also considering reductions to their Medicaid fees. Further, Medicare, Medicaid and other third party payors audit for overutilization of billed services. Even though all tests performed by us are ordered by our clients, who are responsible for establishing the medical necessity for the tests ordered, we may be subject to recoupment of payments, as the recipient of the payments for such tests, in the event that a third party payor such as CMS determines that the tests failed to meet all applicable criteria for payment. When third party payors like CMS revise their coverage regulations or policies, our costs generally increase due to the complexity of complying with additional administrative requirements. Furthermore, Medicaid reimbursement and regulations vary by state. Accordingly, we are subject to varying administrative and billing regulations, which also increase the complexity of servicing such programs and our administrative costs. Finally, state budget pressures have encouraged states to consider several courses that may impact our business, such as delaying payments, restricting coverage eligibility, service coverage restrictions and imposing taxes on our services.

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

On April 16, 2015, President Obama signed the Medicare and CHIP Reauthorization Act (MACRA. MACRA repealed the provisions related to the Medicare SGR formula and implements a new physician payment system that is designed to reward the quality of care. In addition, it extended the current Medicare Physician Fee Schedule rates through June 2015, and then increased them by 0.5 percent for the remainder of 2015. Beginning on January 1, 2016, the rates are scheduled to increase annually by 0.5 percent, through 2019. For 2020 through 2025 payments will be frozen, although payment will be adjusted to account for performance on certain quality metrics under the Merit-Based Incentive Payment Systems (MIPS) or to reflect physician participation in alternative payment models (APMs). For 2026 and subsequent years, qualified APM participants receive an annual 0.75% update on Medicare physician payment rates, while those not participating receive a 0.25% annual payment update, plus any applicable MIPS-based payment adjustments. It is too early to determine how these changes may impact our business.

On October 30, 2015, CMS issued the Medicare Physician Fee Schedule Final Rule for 2016, which set out policies that were effective January 2016. Among those policy changes are reductions in the payments for flow cytometry and immunohistochemistry, two types of tests that we frequently perform. CMS has also stated that certain of these same tests may be considered "misvalued" which means they could be subject to additional scrutiny in the future. The CY 2017 Physician Fee Schedule final rule reduced reimbursement rates for flow cytometry by approximately 19%. However, CMS did not finalize its proposal to combine flow cytometry codes 88184 and 88185 into one code. In the CY 2018 Physician Fee Schedule final rule, reimbursement for flow cytometry (additional markers) and immunohistochemistry was reduced further. At this time, we are still assessing the potential impact of these changes. On July 12, 2018, CMS proposed a change to the definition of “applicable lab” in the 2019 Physician Fee Schedule Proposed Rule to include a broader category of laboratories and may alter our reimbursement in ways that are unforeseeable at this time.

Medicare also has policies that may limit when we can bill directly for our services and when we must instead bill another provider, such as a hospital. When the testing that we perform is done on a specimen that was collected while the patient was in the hospital, as either an inpatient or outpatient, we may be required to bill the hospital for some of our services, rather than the Medicare program, depending on whether or not the service was ordered more than 14 days after the patient’s discharge from the hospital and depending on the nature of the test. In the CY 2018 Outpatient Prospective Payment System final rule, CMS finalized a policy that permits a laboratory to bill the Medicare program directly for molecular pathology tests and ADLTs under certain conditions: (1) the test is performed following the hospital outpatient’s discharge; (2) the specimen was collected during a hospital encounter; (3) it was medically appropriate to have collected the specimen during the hospital encounter; (4) the results of the test do not guide treatment during the hospital encounter; and (5) the test was reasonable and medically necessary for treatment of an illness. These requirements are complex and time-consuming and, depending on what they require, and the administrative burden associated with these requirements may affect our ability to collect for our services.

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

Our reimbursement rates from private third-party payors can vary based on whether we are considered to be an “in-network” provider, a participating provider, a covered provider or an “out-of-network” provider. These definitions can vary from insurance company to insurance company, but we are generally considered an “out of network” or non- participating provider in the vast majority of our cases. It is not unusual for a company that offers highly specialized or unique testing to be an “out of network” provider. An “in-network” provider usually has a contracted arrangement with the insurance company or benefits provider. This contract governs, among other things, service-level agreements and reimbursement rates. In certain instances an insurance company may negotiate an “in-network” rate for our testing rather than pay the typical “out-of-network” rate. An “in-network” provider usually has rates that are lower per test than those that are “out-of-network”, and that rate is based on the Medicare CLFS. The discount rate varies based on the insurance company, the testing type and the often times the specifics of the patient’s insurance plan. The varying rates may affect our ability to receive reimbursement that is sufficient to cover the costs of our services.

We have contracts with commercial insurance carriers that provide access to certain of our tests. When a test is covered as part of these contracts it is paid at the rate stated in the contract. The Company also has preferred provider agreements and when a claim is processed through one of these organizations, reimbursement is based on usual and customary fees in the specific geography with a discount applied. It is not clear at this time the effect geographic rate variance will have on our business.

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

Among the codes that have been created by the American Medical Association’s CPT Editorial Panel is a specific subset of codes called Multi-analyte Assays with Algorithmic Analysis (MAAAs). These tests typically use an algorithm applied to certain specific components to arrive at a score that is used to predict a particular clinical outcome. CMS stated that it will not issue a categorical determination for all MAAA tests, but will consider on its own merits each individual test that is classified by the CPT as a MAAA. On September 25, 2015, CMS released its Preliminary Determinations for new CPT codes effective in 2016, including several new MAAA CPT codes. CMS had proposed "crosswalking" these codes to an unrelated test, resulting in a significant cut in their reimbursement. However, on November 17, 2015, CMS reversed its policy and directed that the tests be gapfilled by the local contractors. It is expected that many of these MAAA codes may be considered and reimbursed as ADLTs For 2017, none of our revenue was derived from tests that may be considered MAAAs.

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

The current landscape with payors is generally as follows:

Commercial Third-party Payors and Patient Pay. Where there is a coverage policy in place, we bill the payor and the patient in accordance with the established policy and state and federal law. Where there is no coverage policy in place, we pursue reimbursement on behalf of each patient on a case-by-case basis. Our efforts in obtaining reimbursement based on individual claims, including pursuing appeals or reconsiderations of claims denials, take a substantial amount of time, and bills may not be paid for many months, if at all. Furthermore, if a third-party payor denies coverage after final appeal, payment may not be received at all. We are working to decrease risks of nonpayment by implementing a revenue cycle management system. Third party payors are still establishing payment policies for panel-based tests.

Medicare and Medicaid. We believe that as much as 30% to 40% of our future market for our tests may be derived from patients covered by Medicare and Medicaid.

We cannot predict whether, or under what circumstances, payors will reimburse our proprietary tests. Payment amounts can also vary across individual policies. Denial of coverage by payors, or reimbursement at inadequate levels, would have a material adverse impact on market acceptance of our tests. Payors who currently reimburse us for our tests may decide not to in the future. We cannot predict which payors who currently cover our tests will continue to do so in the future.

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

For 2014, CMS projected the cut to reimbursement for services furnished under the PFS would be about 24%, unless Congress acted. However, on December 18, 2013, Congress passed legislation that enacted a 0.5% update in the conversion factor, which will be effective until March 31, 2014.On April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014, or PAMA. PAMA extended the 0.5 percent increase through March 31, 2015 and made other changes to laboratory reimbursement discussed below. As discussed above, on April 16, 2015, President Obama signed MACRA, which replaces the SGR process with an alternative payment system.

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

For the years ended December 31, 2018 and December 31, 2017, approximately 8% and 12%, respectively, of our total revenues are derived from Medicare generally and any changes to the physician fee schedule that result in a decrease in payment could adversely impact our revenues and results of operations.

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

CLIA also provides that a state may adopt laboratory regulations that are more stringent than those under federal law, and a number of states have implemented their own more stringent laboratory regulatory schemes. State laws may require that laboratory personnel meet certain qualifications, specify certain quality controls, or prescribe record maintenance requirements. Our clinical operations at our Rutherford laboratory are required to meet certain state laboratory licensing and other requirements, which in some areas are more stringent than CLIA requirements. Our laboratories are required hold the required licenses and accreditations obtained from the applicable state agencies in which we operate. Two states, New York and Washington, are CLIA-exempt, however, and as such have their own regulatory requirements to which we may be subject to. CMS deemed both New York and Washington as CLIA-exempt because their licensing and supervisory programs are more stringent than that run by CMS and the CDC. New York requires clinical laboratories who accept specimens from New York residents to have both a CLIA and New York Clinical Laboratory Evaluation Program (CLEP) permit. CLEP approval can take up to a year, and can be costly and time consuming. Washington State does not require clinical laboratories to have a CLIA permit, but does require the clinical laboratory to apply for a Washington State lab permit. In general, several state clinical laboratory laws generally require that laboratories and/or laboratory personnel meet certain qualifications. State clinical laboratory laws also generally require laboratories to develop certain quality assurance metrics and to maintain certain records. Several states, including Rhode Island, Florida, Maryland, New York and Pennsylvania, require that clinical laboratories hold “out of state” licenses or permits to test specimens from patients residing in those states, even though the laboratory is not located in such state. From time to time, other states may require out of state laboratories to obtain licensure in order to accept specimens from the state. If we identify any other state with such requirements or if we are contacted by any other state advising us of such requirements, we intend to follow instructions from the state regulators as to how we should comply with such requirements. In addition, the New York Department of Health separately approves certain LDTs offered to New York State patients. The Company has obtained the requisite approvals for its LDTs.

Our Rutherford, New Jersey laboratory is licensed and in good standing under the State Departments of Health standards for New Jersey, New York, Pennsylvania, California, Florida and Maryland. If we are found to be out of compliance with applicable federal and state statutory or regulatory standards we may be subject to suspension, restriction or revocation of our laboratory license, civil money penalties, and temporary revocation of Medicare billing privileges. A noncompliant laboratory may also be found guilty of a misdemeanor under applicable state laws. A finding of noncompliance, therefore, may result in harm to our business.

Our Hershey, Pennsylvania and Melbourne, Australia research laboratory facilities comply with Good Laboratory Practices (“GLP”) to the extent required by the FDA, Environmental Protection Agency, USDA, Organization for Economic Co-operation and Development (OECD), as well as other international regulatory agencies. Furthermore, our early-stage discovery work, which is not subject to GLP standards, is typically carried out under a quality management system or internally developed quality systems. Our facilities are regularly inspected by U.S. and other regulatory compliance monitoring authorities, our clients' quality assurance departments, and our own internal quality assessment program. We are also accredited by AAALAC International, a private, nonprofit organization that promotes the humane treatment of animals in science through voluntary accreditation and assessment programs. We volunteer to participate in the AAALAC’s program to demonstrate our commitment to responsible animal care and use, in addition to our compliance with local, state and federal laws that regulate animal research.

FDA

The U.S. Food and Drug Administration (“FDA”) regulates the sale or distribution, in interstate commerce, of medical devices under the Federal Food, Drug, and Cosmetic Act (“FDCA”), including in vitro diagnostic test kits, reagents and instruments used to perform diagnostic testing. Certain of such devices must undergo premarket review by FDA prior to commercialization unless the device is of a type exempted from such review by statute or pursuant to FDA’s exercise of enforcement discretion. FDA, to date, has not exercised its authority to actively regulate the development and use of LDTs such as ours as medical devices and therefore we do not believe that our LDTs currently require premarket clearance or approval.

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

A number of Congressional committees reportedly continue to work with various stakeholders to consider different approaches to regulation of LDTs. It is unclear at this time whether those committees and stakeholders can reach consensus around an approach and develop legislation and whether Congress would pass any such legislation. FDA Commissioner Scott Gottlieb has stated publicly that it would be preferable for Congress to develop a clear legislative framework for the FDA to implement, rather than for the FDA to regulate LDTs through guidance documents. On August 3, 2018, FDA provided Congressional committee staff technical assistance on the discussion draft entitled the Diagnostic Accuracy and Innovation Act (DAIA). In FDA’s technical assistance, FDA reiterated that it supported the goal of legislation to create pathways to market for all in vitro clinical tests (IVCTs). We are monitoring developments in Congress, and in the meantime, we maintain our CLIA accreditation, which permits the use of LDTs for diagnostics purposes.

In addition to the Draft Guidances discussed above, the FDA has taken other actions that could have an impact on our business. In 2013, the FDA issued Final Guidance for industry regarding appropriate labeling and distribution practices for in vitro diagnostic products intended for research or investigational use only. FDA’s guidance cautions that labeling or distribution practices that conflict with research or investigational use (e.g., use in clinical diagnostic applications) could subject products shipped with research or investigational use labeling to all applicable requirements of the FDCA as well as enforcement action. As a result of this guidance from the FDA, component suppliers for our LDTs may no longer be willing to distribute components to our clinical laboratory. If this were to occur, we could not produce our LDTs.

On August 6, 2014, the FDA also issued its Final Guidance on In Vitro Companion Diagnostic Devices. According to the Guidance, companion diagnostic devices are in vitro diagnostic devices that provide information that is essential for the safe and effective use of a corresponding therapeutic product. The Guidance notes that in most circumstances, FDA expects to approve or clear a companion diagnostic device and its corresponding therapeutic product contemporaneously, based on the label of the therapeutic product. On July 15, 2016, the FDA released the draft guidance, “Principles for Codevelopment of an In Vitro Companion Diagnostic Device with a Therapeutic Product.” This draft guidance is intended to serve as a guide to assist therapeutic sponsors and in vitro companion diagnostics sponsors in co-developing therapeutic products with an accompanying companion diagnostic, and in fulfilling the FDA’s applicable regulatory requirements. If it were determined that any of our tests qualified as In Vitro Companion Diagnostic Devices then we might be required to file an application for marketing authorization with the FDA (e.g., either a 510(k) or a PMA, depending on the nature of the particular test).

Post-market Regulation

Our Tissue of Origin® test obtained clearance under section 510(k) of the FDCA. After a device, such as our Tissue of Origin® test, is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply once the test is marketed, including FDA’s current good manufacturing practice requirements. Since we do not offer our FDA-approved product in the European Economic Area (“EEA”) we are not currently subject to post-market regulation in the EEA or any member state.

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that a company has failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

•	warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;

•	recalls, withdrawals, or administrative detention or seizure of products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products;

•	reconsideration of 510(k) clearances or PMA approvals that have already been granted;

•	refusal to grant export approvals for products; and/or

•	criminal prosecution.

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

European General Data Protection Regulation

The collection and use of personal health data in the European Union had previously been governed by the provisions of the Data Protection Directive, which has been replaced by the General Data Protection Regulation (“GRPR”) which became effective on May 25, 2018 While the Data Protection Directive did not apply to organizations based outside the EU, the GDPR has expanded its reach to include any business, regardless of its location, that provides goods or services to residents in the EU. This expansion would incorporate our clinical trial activities in EU members states. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information” which includes health and genetic information of data subjects residing in the EU. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the European Union to the United States or other regions that have not been deemed to offer “adequate” privacy protections. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States, which may deviate slightly from the GDPR, may result in fines of up to 4% of global revenues, or € 20,000,000, whichever is greater. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules.

Our research activities in the EU are currently limited to non-human preclinical studies, and as such, we do not collect, store, maintain, process, or transmit any Personal Data (as that term is defined under the GDPR) of trial subjects. However, since we currently have three employees located in the EU, our processing and transfer for employee Personal Data is subject to GDPR requirements. We have implemented a privacy and security program that is designed to adhere to the requirements of the GDPR in order to protect employee Personal Data, and in the event we progress to research or clinical trials involving humans, to protect participant Personal Data. However, there is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is not clear if the authorities will conduct random audits of companies doing business in the EU, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance be onerous and adversely affect our business, financial condition, results of operations and prospects. As a result, we cannot predict the impact of the GDPR regulations on our current or future business, either in the US or the EU.

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

Physician Self-Referral Prohibitions

Under a federal law directed at “self-referral,” commonly known as the “Stark Law,” there are prohibitions, with certain exceptions, on Medicare and Medicaid payments for laboratory tests referred by physicians who personally, or through a family member, have an investment or ownership interest in, or a compensation arrangement with, the clinical laboratory performing the tests. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to the Medicare or Medicaid programs in violation of the Stark Law is subject to civil monetary penalties of up to $15,000 per claim submission, an assessment of up to three times the amount claimed and possible exclusion from participation in federal governmental payor programs. Claims submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts with respect to any such prohibited claim is obligated to refund such amounts. Violation of the Stark Law may also result in violation of the False Claims Act. Unlike the Anti-kickback Statute, a person does not need to have intent to violate the Stark Law; this is a strict liability statute; merely violating the Stark Law on its face may result in fines, recoupments, and exclusion from federal health care programs. Many states have comparable laws that are not limited to Medicare and Medicaid referrals.

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

Corporate Practice of Medicine

Approximately thirty (30) states have enacted laws prohibiting business corporations, such as us, from practicing medicine and employing or engaging physicians to practice medicine, generally referred to as the prohibition against the corporate practice of medicine. These laws, which vary among the states that have enacted them, are designed to prevent interference in the medical decision-making process by anyone who is not a licensed physician. Violation of these laws may result in civil or criminal fines, as well as sanctions imposed against us and/or the professional through licensure proceedings.

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

Segment and Geographical Information

We operate in one reportable business segment and derive revenue from multiple countries, with 93% and 94% coming from the United States in fiscal year 2018 and 2017, respectively.

Research and Development

For the years ended December 31, 2018 and 2017, our research and development expenses were $2.5 million and $4.8 million, respectively, principally in connection with our efforts to develop our proprietary tests and validate those tests, which were relocated from our Los Angeles location to our New Jersey lab facility.

Employees

As of December 31, 2018, we had a total of 150 full-time and 18 part-time employees, with 18 employees in business development, sales and marketing, 76 employees in clinical services, 25 employees in clinical trials and 31 employees in general and administrative. During 2018, we reduced our headcount by approximately 38 as the result of consolidating our Los

Angeles, CA facility to operations in New Jersey and North Carolina. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Corporate and Available Information

We were incorporated in the State of Delaware on April 8, 1999. On July 16, 2014 we purchased substantially all of the assets of Gentris Corporation (“Gentris”), a laboratory specializing in pharmacogenomics profiling for therapeutic development, companion diagnostics and clinical trials.

On August 18, 2014 we entered into two agreements by which we acquired BioServe Biotechnologies (India) Pvt. Ltd. (“BioServe”), a premier genomics services provider serving both the research and clinical markets in India, and as a result of the acquisition, BioServe became a subsidiary of ours. On April 26, 2018, we sold BioServe to Reprocell, Inc., for $1.9 million, including $1.6 million in cash at closing and up to an additional $300,000 conditioned on Reprocell meeting specified revenue targets, of which, we were paid $212,500 as the final contingent amount owed to us.

On August 15, 2017, we purchased all of the outstanding stock of vivoPharm, with its principal place of business in Victoria, Australia.

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

An investment in our common stock involves a high degree of risk including the risk of a loss of your entire investment. You should carefully consider the risks and uncertainties described below and the other information contained in this report and our other reports filed with the Securities and Exchange Commission. The risks set forth below are not the only ones facing us. Additional risks and uncertainties may exist that could also adversely affect our business, operations and financial condition. If any of the following risks actually materialize, our business, financial condition and/or operations could suffer. In such event, the value of our common stock could decline, and you could lose all or a substantial portion of the money that you pay for our common stock.

Risks Relating to Our Financial Condition and Capital Requirements

We have a history of net losses; we expect to incur net losses in the future, and we may never achieve sustained profitability.

We have historically incurred substantial net losses. We incurred losses of $20.4 million and $20.8 million for fiscal years ended December 31, 2018 and 2017, respectively. From our inception in April 1999 through December 31, 2018, we had an accumulated deficit of $157.7 million. We expect losses to continue principally as a result of difficulties in being able to collect cash from certain third-party payors or obtain reimbursement at adequate prices, or at all, for tests provided to our Clinical Services customers, ongoing research and development expenses and sales and marketing costs. These losses have had, and will continue to have, an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our research, development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows.

Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.

At December 31, 2018, our cash position and history of losses required management to assess our ability to continue operating as a going concern, according to Financial Accounting Standards Board Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). We did not have sufficient cash at December 31, 2018 to fund normal operations for the next twelve months. In addition, we have been in violation of certain financial covenants under our debt agreements. While our lenders have conditionally agreed to forbear from exercising their rights and remedies resulting from existing and potential defaults, our ability to continue as a going concern is dependent on our ability to comply with the forbearance conditions and other debt agreement covenants, raise additional equity or debt capital and/or spin-off non-core assets to raise additional cash. These factors raise substantial doubt about our ability to continue as a going concern.

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

We are in default of financial covenants in the credit agreements with our senior lenders, which are subject to forbearance agreements that expire on April 15, 2019, and our asset-based revolving line of credit agreement matures on April 15, 2019. We are also in default under the Credit Agreement with NovellusDx Ltd.

We have been in violation of certain of the financial and other covenants under our asset-based revolving line of credit agreement (“ABL”) with Silicon Valley Bank (“SVB”) and our term loan agreement (the “Term Loan”) with Partners for Growth IV, L.P. (“PFG”). On August 20, 2018, the Company received waivers from its senior lenders for the covenant violations for the months of July and August 2018. In consideration of these waivers, we agreed to reduce the maximum borrowings under the ABL from $6.0 million to $3.0 million, and agreed to enter into a binding and enforceable agreement satisfactory to each lender by August 31, 2018 with respect to a merger or other business combination transaction between the Company and an unrelated third party satisfactory to each lender (the “Transaction Condition”). While we were in violation of the Transaction Condition as of August 31, we subsequently entered into a binding and enforceable agreement satisfactory to each lender on September 18, 2018 by entering into a Merger Agreement with NovellusDx Ltd. (“Novellus”) and the other parties thereto (which was subsequently terminated in December 2018) (the “Novellus Merger Agreement”). On November 19, 2018, we obtained waivers from our lenders for the covenant violations for the months of September, October and November 2018, conditioned upon the Company raising $3,000,000 through the sale of its equity securities or issuance of subordinated debt by November 30, 2018 (the “Financing Condition”).

On January 16, 2019, we entered into a Forbearance and Fifth Amendment to Amended and Restated Loan and Security Agreement (the “Forbearance and Amendment”) with SVB, further amending the ABL, and a Forbearance Agreement and Modification No. 4 to Loan and Security Agreement (the “Forbearance and Modification”) with PFG, further amending the Term Loan.

The Forbearance and Amendment with SVB, among other things, (i) amended the interest rate under the ABL to be 2.25% per annum above the Wall Street Journal prime rate (7.75% at December 31, 2018); (ii) requires us to comply with certain milestones in connection with progressing towards a potential strategic transaction satisfactory to SVB with an anticipated closing date of on or before April 15, 2019, similar to the Transaction Condition in our August 2018 waivers (the “Milestones”), (iii) provides for SVB’s forbearance of its rights and remedies resulting from certain existing and potential events of default under the ABL stated in the Forbearance and Amendment (but not a waiver) until the earlier of (a) the occurrence of an additional event of default or (b) February 28, 2019; provided such date shall be automatically extended to April 15, 2019 so long as we are in compliance with the Milestones required as of such date and (iv) extends the Revolving Line Maturity Date (as defined in the ABL) to April 15, 2019. Absent the covenant waivers, we would be required to make monthly interest payments at the default rate (10.75%).

The Forbearance and Modification with PFG, among other things, (i) requires the Company to comply with certain milestones in connection with progress in towards a potential strategic transaction satisfactory to PFG with an anticipated closing date of on or before April 15, 2019, similar to the Transaction Condition in our August 2018 waivers (the “PFG Milestones”), (ii) provides for PFG’s forbearance of its rights and remedies resulting from certain existing and potential events of default under the Term Loan stated in the Forbearance and Modification (but not a wavier) until the earlier of (a) the occurrence of an additional event of default or (b) February 28, 2019; provided such date shall be automatically extended to April 15, 2019 so long as the Company is in compliance with the PFG Milestones required as of such date. Absent the covenant waivers, we would be required to make monthly interest payments at the default rate (17.50%).

The Company will not be able to close on a strategic transaction on or before April 15, 2019. No assurance can be given that the Company will be able to extend the maturity of the ABL beyond April 15, 2019 or extend the forbearances with SVB and PFG beyond April 15, 2019. However, we are in discussions with SVB and PFG about possible extensions of the forbearance agreements.

As a result of the termination of the Novellus Merger Agreement in December 2018, pursuant to the Credit Agreement (the “Novellus Credit Agreement”), dated September 18, 2018, between us and NovellusDx Ltd., the $1.5 million advance previously made to us in connection with the signing of the Novellus Merger Agreement, plus interest thereon, would have become due and payable, but for the subordination agreements described below. The interest rate under the Novellus Credit Agreement was increased to the lesser of 21% per annum and the maximum rate permitted by applicable law. In addition, NovellusDx Ltd. has the right to convert all, but not less than all, of the outstanding balance under the Novellus Credit Agreement into shares of our common stock at a conversion price of $0.606 per share.

Pursuant to subordination agreements entered into in connection with the Novellus Credit Agreement on September 18, 2018, NovellusDx Ltd.’s ability to be repaid under the Novellus Credit Agreement is subject to subordination to the ABL and the Term Loan. Novellus has asserted that its obligation to standstill under its subordination agreements will not be applicable at a time when the Company attains certain levels of unrestricted cash, as a result of the Company purportedly having improperly terminated the Novellus Merger Agreement. The Company does not believe it improperly terminated the Novellus Merger Agreement.

Our default under the Novellus Credit Agreement may also be deemed to be a default under the obligations to SVB and PFG.

Any default under any financing agreement or material agreement of ours (other than the Novellus Credit Agreement) may also be deemed to be a default under the obligations due under the Convertible Promissory Note (the “Iliad Note”), dated July 17, 2018, in the aggregate principal amount of $2,625,000.00 to Iliad Research and Trading, L.P. (“Iliad”).

Pursuant to subordination agreements entered into in connection with the Iliad Note on July 17, 2018, Iliad’s ability to be repaid under the Iliad Note is subject to subordination to the ABL and the Term Loan. However, the Iliad Note and the subordination agreements between Iliad and our senior lenders provide that on an Event of Default (as defined in the Iliad

Note), Iliad may obtain injunctive relief that would prohibit the Company from issuing any equity securities unless the outstanding balance due to Iliad is paid in full simultaneously with such issuance. On February 15, 2019, the Company entered into a standstill agreement with Iliad. The standstill agreement, among other things, (i) provided that Iliad would not seek to redeem any portion of the Iliad Note until March 10, 2019 (the “Standstill”); (ii) increased the outstanding balance of the Iliad Note by approximately $139,000, representing a fee to Iliad for such Standstill; and (iii) allowed the Company the option to elect that Iliad not seek to redeem any portion of the Iliad Note until April 15, 2019, provided that upon such election the outstanding balance of the Iliad Note would increase again by approximately $63,000. The Company elected to extend the Standstill until April 15, 2019.

We currently have limited funds and we will need to raise additional capital to fund our operations.

We will need to raise additional financing to fund our operations. At December 31, 2018, we had unrestricted cash and cash equivalents of $0.2 million. Net cash used in operating activities was $12.6 million and $13.6 million for the years ended December 31, 2018 and 2017, respectively. We have continued to have negative cash flow in the first quarter of 2019.

Even with the net proceeds of approximately $5.4 million received in our offerings of common stock that were consummated on January 14, 2019 and January 31, 2019 (the “Offering Proceeds”), we have limited availability under our asset-based revolving line of credit agreement with Silicon Valley Bank.

The Company has retained Raymond James & Associates, Inc. as a financial advisor to assist the Company in its evaluation of a broad range of financial and strategic alternatives to enhance shareholder value, including additional capital raising transactions, the acquisition of another company or complementary assets or the potential sale or merger of the Company, disposition of non-core assets, or another type of strategic partnership. There is no assurance that the review of strategic alternatives will result in the Company changing its business plan, pursuing any particular transaction, if any, or, if it pursues any such transaction, that it will be completed. The Company does not expect to make further public comment regarding the strategic review until the Board of Directors has approved a specific transaction or otherwise deems disclosure of significant developments is appropriate.

We believe that our current cash and availability under our revolving line of credit, together with the Offering Proceeds, will support operations for approximately 3 months from the date of this report, assuming we are able to negotiate an extension of the maturity date of the ABL and an extension of the forbearances with SVB and PFG. We can provide no assurances that any additional sources of financing will be available to us on favorable terms, if at all, when needed. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative, sales and marketing and research and development activities are forward-looking statements and involve risks and uncertainties. Absent sufficient additional financing, we may be unable to remain a going concern.

Additional financing may be from the sale of equity or convertible or other debt securities in a public or private offering, from an additional or new credit facility or from a strategic partnership coupled with an investment in us or a combination of forms. We continue to evaluate our operations and take steps to improve our operating cash flow. We can provide no assurances that our current actions will be successful or that any additional sources of financing will be available to us on favorable terms, if at all, when needed. Furthermore, certain provisions of the securities purchase agreements we entered into in May 2016 and September 2016, may limit our ability to raise additional capital on favorable terms, or at all, including a prohibition on entering into variable rate transactions, such as an equity line, while the 5-year warrants issued in May and September 2016 remain outstanding. Our convertible debt facility entered into in July 2018 has a similar limitation on variable rate financings. Our failure to raise additional capital and in sufficient amounts when needed may significantly impact our ability to operate our business. For further discussion of our liquidity requirements, see the section titled “Liquidity and Capital Resources-Capital Resources and Expenditure Requirements.”

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

Our present and future funding requirements and our forecast of the period of time through which our current financial resources will be adequate to support our operations will depend on many factors, including:

•	our ability to achieve revenue growth;

•	our ability to extend and amend our credit agreements;

•	our ability to continue to reduce our costs and improve our operational efficiency;

•	our ability to develop and obtain approvals for our new diagnostic tests and the costs associated with such research and development activities;

•	our ability to execute on our marketing and sales strategy for our tests and services and gain acceptance of our tests and services in the market;

•	our ability to obtain adequate reimbursement from governmental and other third-party payors for our tests and services;

•	the costs, scope, progress, results, timing and outcomes of the clinical trials of our diagnostic tests;

•	the costs of operating and enhancing our laboratory facilities;

•	the costs of additional general and administrative personnel;

•	the timing of and the costs involved in regulatory compliance, particularly if the regulations relating to laboratory developed tests (“LDTs”) change;

•	the timing of and costs involved in regulatory compliance, particularly if the regulations relating the PPACA (Patient Protection and Affordable Care Act) change;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	the effect of competing technological and market developments;

•	costs related to international expansion; and

•	our ability to secure financing and the amount thereof.

The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also could provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our capital stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations and increase our interest expense. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or tests, or grant licenses on terms that are not favorable to us.

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

During the fourth quarter of 2017, we identified a material weakness in our internal control over financial reporting related to our controls over accounting for uncollectible Clinical Services revenue, which prevented the Company from identifying and properly recording contractual allowances during the fourth quarter. As a result, amounts that should have been reported as reductions in revenue were instead reported as bad debt expense. We are committed to remediating the material weakness. We have begun the process of implementing changes to our internal control over financial reporting to remediate the control deficiencies that gave rise to the material weakness, including further improvements in our processes and analyses that support the estimate of the allowance for doubtful accounts and the related bad debt expense and performing a comprehensive review of the need for additional corporate accounting and financial personnel, supplemented by external resources as appropriate, with the requisite skill and technical expertise. We had expected this deficiency to be corrected as part of the implementation of ASU 2014-09 effective January 1, 2018.

However, during the fourth quarter of 2018, we noted that the material weakness in our revenue and cash receipts process has continued in 2018 as our remediation efforts were not adequate. As a result, additional amounts had to be recorded as bad debt expense for older balances. Based on a change in financial leadership in late November 2018, we have demonstrated a commitment to remediate the material weakness in a timely fashion. We have begun the process of implementing changes to our internal control over financial reporting to remediate the control deficiencies that gave rise to the material weakness, including further improvements in our processes and analyses that support the estimate of the allowance for doubtful accounts and the related bad debt expense. We have noted the need for additional corporate accounting and financial personnel, supplemented by external resources as appropriate, with the requisite skill and technical expertise. We expect this deficiency to be corrected by the end of 2019.

If our steps are insufficient to successfully remediate the material weakness and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected. Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. For as long as we are a “smaller reporting company” under the U.S. securities laws, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

We are engaged in shareholder litigation.

Following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. On April 5, 2018 and April 12, 2018, purported stockholders of the Company filed nearly identical putative class action lawsuits in the U.S. District Court for the District of New Jersey, against the Company, Panna L. Sharma, John A. Roberts, and Igor Gitelman, captioned Ben Phetteplace v. Cancer Genetics, Inc. et al., No. 2:18-cv-05612 and Ruo Fen Zhang v. Cancer Genetics, Inc. et al., No. 2:18-06353, respectively. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 based on allegedly false and misleading statements and omissions regarding our business, operational, and financial results. The lawsuits sought, among other things, unspecified compensatory damages in connection with purchases of our stock between March 23, 2017 and April 2, 2018, as well as interest, attorneys’ fees, and costs. On August 28, 2018, the Court consolidated the two actions in one action captioned In re Cancer Genetics, Inc. Securities Litigation (the “Securities Litigation”) and appointed shareholder Randy Clark as the lead plaintiff. On October 30, 2018, the lead plaintiff filed an amended complaint, adding Edward Sitar as a defendant and seeking, among other things, compensatory damages in connection with purchases of CGI stock between March 10, 2016 and April 2, 2018. On December 31, 2018, Defendants filed a motion to dismiss the amended complaint for failure to state a claim. The Company is unable to predict the ultimate outcome of the Securities Litigation and therefore cannot estimate possible losses or ranges of losses, if any.

In addition, on June 1, 2018, September 20, 2018, and September 25, 2018, purported stockholders of the Company filed nearly identical derivative lawsuits on behalf of the Company in the U.S. District Court for the District of New Jersey against the Company (as a nominal defendant) and current and former members of the Company’s Board of Directors and current and former officers of the Company. The three cases are captioned: Bell v. Sharma et al., No. 2:18-cv-10009-CCC-MF, McNeece v. Pappajohn et al., No. 2:18-cv-14093, and Workman v. Pappajohn, et al., No. 2:18-cv-14259 (the “Derivative Litigation”). The complaints allege claims for breach of fiduciary duty, violations of Section 14(a) of the Securities Exchange Act of 1934 (premised upon alleged omissions in the Company’s 2017 proxy statement), and unjust enrichment, and allege that the individual defendants failed to implement and maintain adequate controls, which resulted in ineffective disclosure controls and procedures, and conspired to conceal this alleged failure. The lawsuits seek, among other things, damages and/or restitution to the Company, appropriate equitable relief to remedy the alleged breaches of fiduciary duty, and attorneys’ fees and costs. On November 9, 2018, the Court in the Bell v. Sharma action entered a stipulation filed by the parties staying the Bell action until the Securities Litigation is dismissed, with prejudice, and all appeals have been exhausted; or the defendants’ motion to dismiss in the Securities Litigation is denied in whole or in part; or either of the parties in the Bell action gives 30 days’ notice that they no longer consent to the stay. On December 10, 2018, the parties in the McNeece action filed a stipulation that is substantially identical to the Bell stipulation. On February 1, 2019, the Court in the Workman action granted a stipulation that is substantially identical to the Bell stipulation. The Company is unable to predict the ultimate outcome of the Derivative Litigation and therefore cannot estimate possible losses or ranges of losses, if any.

Additional shareholder lawsuits may be filed in the future. We may not be successful in defending ourselves in litigation or arbitration which may result in large judgments or settlements against us, any of which could have a negative effect on our business, financial condition, cash flows and results of operations. Additionally, lawsuits can be expensive to defend, whether or not they have merit, and the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in managing our business. Our liability insurance coverage may not be sufficient to satisfy, or may not cover, any expenses or liabilities that may arise.

Our outstanding warrants and stock options may have an adverse effect on the market price of shares of our common stock.

As of March 11, 2019, we had issued and outstanding warrants to purchase 12,053,541 shares of our common stock at a weighted-average exercise price of $3.14 per share and outstanding options to purchase an aggregate of 2,344,171 shares of our common stock at a weighted-average exercise price of $4.79 per share. We also had approximately 3,745,800 shares issuable upon the conversion of the Iliad Note, at a conversion price of $0.80 per share, and approximately 2,661,364 shares issuable upon the conversion of the outstanding balance under the Novellus Credit Agreement at a conversion price of $0.606 per share. The sale, or even the possibility of sale, and the uncertainty with respect to the timing of any sales, of the shares underlying these securities, particularly the warrants, could have an adverse effect on the market price of our common stock and on our ability to obtain future financing at prices we deem satisfactory, or at all. If and to what extent these warrants and/or options are exercised, you may experience dilution to your holdings.

We are not currently in compliance with the continued listing requirements for the Nasdaq Capital Market. If we do not regain compliance and continue to meet the continued listing requirements, our common stock may be delisted from the Nasdaq Capital Market, which could affect the market price and liquidity for our common stock and reduce our ability to raise additional capital.

Our common stock is listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share, and that we hold an annual meeting of stockholders within twelve months of the end of our fiscal year.

On January 29, 2019, the Company received written notice from the Listing Qualifications Staff of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it was required to seek stockholder approval of the execution of the Novellus Credit Agreement, under which the Company was advanced $1.5 million, the outstanding balance of which, including interest, is convertible, at the option of Novellus, into shares of common stock at a conversion price of $0.606 per share, due to the potential for the Company, upon a conversion of such outstanding balance, with interest, to be required to issue common stock at a discount to the market price of the common stock on the day of execution of such agreement in excess of 20% of the pre-transaction outstanding shares of common stock, pursuant to Nasdaq Listing Rule 5635(d) (the “Approval Requirement”). The obligation was convertible into 2,475,248 shares (or approximately 8.9% of the Company’s outstanding common stock) on the date of entry into the Novellus Credit Agreement. The Company had contemplated that the Novellus Credit Agreement would be paid off or otherwise retired in advance of any time at which the outstanding balance under such agreement could have been convertible into common stock in excess of the 20% threshold, due to both the Novellus Merger Agreement and the Novellus Credit Agreement having end dates of March 31, 2019. However, as the Novellus Merger Agreement was terminated in December 2018 before shareholder approval was sought, the Company potentially may be required to issue shares of common stock upon conversion under such agreement in excess of such threshold at a future date.

Nasdaq’s notice had no immediate effect on the listing of the common stock on the Nasdaq Capital Market. Under Nasdaq Listing Rule 5810(c)(2)(C), the Company had 45 calendar days from January 29, 2019, or until March 15, 2019, to submit to Nasdaq a plan to regain compliance with the Approval Requirement, which the Company submitted on March 15, 2019. If Nasdaq accepts the Company’s plan, Nasdaq may grant an extension of up to 180 calendar days from January 29, 2019, or July 28, 2019, to regain compliance. If Nasdaq does not accept the Company’s plan, the Company will have the right to appeal such decision to a Nasdaq hearings panel. There can be no assurance that Nasdaq will accept the Company’s plan or that the Company will be able to regain compliance with the Approval Requirement or maintain compliance with any other Nasdaq requirement in the future.

On January 3, 2019, we received written notice from the Listing Qualifications Staff Nasdaq notifying us that we no longer comply with Nasdaq Listing Rule 5620(a) due to our failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year ended December 31, 2017 (the “Annual Meeting Requirement”). We had contemplated holding our 2018 annual meeting of stockholders simultaneously with seeking stockholder approval of the Novellus Merger Agreement. As the Novellus Merger Agreement was terminated in December 2018 before any approval was sought, we still need to schedule an annual meeting.

Nasdaq’s notice had no immediate effect on the listing of our common stock on the Nasdaq Capital Market. Under Nasdaq Listing Rule 5810(c)(2)(G), we had 45 calendar days from January 3, 2019, or until February 19, 2019, to submit to Nasdaq a plan to regain compliance with the Annual Meeting Requirement, which we submitted on February 19, 2019. If Nasdaq accepts our plan, Nasdaq may grant an extension of up to 180 calendar days from December 31, 2018, the date of our fiscal year end for our last fiscal year, or July 1, 2019, to regain compliance. If Nasdaq does not accept our plan, we will have the right to appeal such decision to a Nasdaq hearings panel.

There can be no assurance that Nasdaq will accept our plan or that we will be able to regain compliance with the Annual Meeting Requirement or maintain compliance with any other Nasdaq requirement in the future.

On November 13, 2018, we received a written notice from Nasdaq indicating that we are not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. We have 180 calendar days in which to regain compliance, or until May 13, 2019. We can regain compliance if at any time during this 180 day period the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days.

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

If we fail to regain compliance with the minimum bid requirement, the Annual Meeting Requirement or the Approval Requirement or to meet the other applicable continued listing requirements for the Nasdaq Capital Market in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market price and liquidity of our common stock and reduce our ability to raise additional capital. In addition, if our common stock is delisted from Nasdaq and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions).

Risks Relating to Our Business and Strategy

If we are unable to increase sales of our tests and services or to successfully develop and commercialize other proprietary tests, our revenues will be insufficient for us to achieve profitability.

We currently derive substantially all of our revenues from our testing services and laboratory and CRO services at the premarket stage. We have only recently begun offering our proprietary Focus::NGS® panels through our CLIA-certified, CAP-accredited and state licensed laboratories. We are in varying stages of research and development for other diagnostic tests that we may offer.

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

Most of our Discovery Services customers can terminate our contracts upon 30 to 90 days’ notice. These customers may delay, terminate or reduce the scope of our contracts for a variety of reasons beyond our control, including but not limited to:

•	decisions to forego or terminate a particular clinical trial;

•	lack of available financing, budgetary limits or changing priorities;

•	failure of products being tested to satisfy safety requirements or efficacy criteria;

•	unexpected or undesired clinical results for products; or

•	shift of business to a competitor or internal resources.

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

Pathologists and oncologists may not order our molecular diagnostic tests unless third-party payors, such as insurance companies, managed care organizations and government payors, such as Medicare and Medicaid, pay a substantial portion of the test price. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our molecular diagnostic tests. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Coverage and reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are:

•	not experimental or investigational;

•	medically necessary;

•	appropriate for the specific patient;

•	cost-effective;

•	supported by peer-reviewed publications; and

•	included in clinical practice guidelines.

Uncertainty surrounds third-party payor coverage and reimbursement of any test incorporating new technology, including tests developed using our NGS panels. Technology assessments of new medical tests and devices conducted by research centers and other entities may be disseminated to interested parties for informational purposes. Even if we obtain marketing clearance or approval to market molecular diagnostic tests, or where we have acquired the rights to already cleared or approved products, our future revenues will depend upon the size of any markets in which our product candidates and acquired products have received clearance or approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates and acquired products in those markets.

Third-party payors and health care providers may use such technology assessments as grounds to deny coverage for a test or procedure. For example, on March 16, 2018, the Centers for Medicare and Medicaid Services (“CMS”) finalized a National Coverage Determination (“NCD”) that covers diagnostic laboratory tests using Next Generation Sequencing (“NGS”) for patients with advanced cancer (i.e., recurrent, metastatic, relapsed, refractory, or stages III or IV cancer). Under the NCD, CMS will cover FDA-approved or cleared companion in vitro diagnostics when the test has an FDA-approved or cleared indication for use in that patient’s cancer and results are provided to the treating physician for management of the patient using a report template to specify treatment options. Tests that gain FDA approval or clearance as an in vitro companion diagnostic will automatically receive full coverage under this final NCD, provided other coverage criteria are also met. However, coverage determinations for other diagnostic laboratory tests (i.e. not companion diagnostics) using NGS for Medicare patients with advanced cancer will be made by local Medicare Administrative Contractors (“MACs”). Local coverage determinations will vary, and may affect reimbursement rates, if any, that may be offered for tests developed using our NGS panels.

Because each payor generally determines for its own enrollees or insured patients whether to cover or otherwise establish a policy to reimburse our diagnostic tests, seeking payor approvals is a time-consuming and costly process. For our FDA-approved Tissue of Origin ® test, we are currently working with CMS to negotiate an increased CFLS rate for our FDA-approved test, and are exploring additional reimbursement arrangement with third-party payors. We cannot be certain that coverage for our tests (FDA-cleared/approved or LDT) will be provided in the future by additional third-party payors or that existing contracts, agreements or policy decisions or reimbursement levels will remain in place or be fulfilled under existing terms and provisions. If we cannot obtain coverage and reimbursement from private and governmental payors such as Medicare and Medicaid for our current tests, or new tests or test enhancements that we may develop in the future, our ability to generate revenues from our clinical services could be limited, which may have a material adverse effect on our financial condition, results of operations and cash flow. Further, we have experienced in the past, and will likely experience in the future, delays and temporary interruptions in the receipt of payments from third-party payors due to missing documentation and other issues, which could cause delay in collecting our revenue.

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

Pathologists and oncologists may not order our proprietary tests, and third-party payors may not reimburse for our tests, unless we are able to provide compelling evidence that the tests are useful to patient treatment and produce actionable information with respect to the diagnosis, prognosis and theranosis of the various cancers on which our work is focused. In addition, pharmaceutical and biotech companies and clinical research organizations may not order our proprietary tests unless we are able to provide compelling evidence that such tests improve the outcomes of clinical trials for new oncology drugs and allow pharmaceutical and biotech companies to more rapidly advance targeted therapeutics. While we have successfully validated all of the tests that we currently offer through: the FDA for our FDA-cleared TOO® test, and CAP, CLIA, the New York Clinical Lab Evaluation Program (CLEP) Validation Unit, through our pharmaceutical clients and partners for our lab-developed tests, we believe that we will need to finance and successfully complete additional and more powerful studies, and then effectively disseminate the results of those studies, to drive widespread adoption of our tests and thereby increase our revenues.

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

Through our Biopharma Services offering, we contract with pharmaceutical and biotech companies to perform a wide range of services to assist them in bringing new therapeutics to market. Our services include data and laboratory analysis, clinical trial design consulting, data capture and other related services. Such services are complex and subject to contractual requirements, regulatory standards and ethical considerations. If we fail to perform our services in accordance with these requirements, regulatory authorities may take action against us or our customers. Such actions may include failure of such regulatory authority to grant marketing approval of our customers’ products, imposition of holds or delays, suspension or withdrawal of clearances or approvals, rejection of data collected, laboratory license revocation, product recalls, operational restrictions, civil or criminal penalties or prosecutions, damages or fines. Any such action could have a material adverse effect on our business.

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

Part of our business strategy focuses on discovering, developing and commercializing molecular, genomic and genetic diagnostic tests and services. We believe the long-term success of our business depends on our ability to fully validate and commercialize our existing diagnostic tests and services and to develop and commercialize new diagnostic tests. We have multiple tests we are currently offering or may develop, but research, development and commercialization of diagnostic tests is time-consuming, uncertain and complex.

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

Tests that appear promising in early development may fail to be validated in subsequent studies, and even if we achieve positive results, we may ultimately fail to obtain the necessary regulatory clearances or approvals. There is substantial risk that our research and development projects will not result in commercial tests, and that success in early clinical trials will not be replicated in later studies. At any point, we may abandon development of a test or be required to expend considerable resources repeating clinical trials, which would adversely impact the timing for generating potential revenues from that test. In addition, as we develop tests, we will have to make significant investments in research, development and marketing resources. If a clinical validation study of a particular test then fails to demonstrate the outlined goals of the study, we might choose to abandon the development of that test. Further, our ability to develop and launch diagnostic tests will likely depend on our receipt of additional funding. If our discovery and development programs yield fewer commercial tests than we expect, we may be unable to execute our business plan, which may adversely affect our business, financial condition and results of operations. Additionally, if the supply of reagents or equipment on which our tests in development or commercial tests rely becomes unavailable and we have to source replacement reagents or equipment for our tests, additional validation activities will be required and we may need to obtain regulatory clearances or approvals for the modified tests.

We may acquire other businesses or form joint ventures or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

As part of our business strategy, we may pursue other acquisitions of businesses and assets. We also may pursue strategic alliances and joint ventures that leverage our core technology and industry experience to expand our offerings or distribution. For example, we acquired vivoPharm in 2017, Response Genetics, Inc. in 2015 and Gentris Corporation in 2014, and we entered into a joint venture in May 2013 with Mayo Foundation for Education and Research. We subsequently shut down Response Genetics operations in California and moved them to New Jersey and North Carolina and we are in the process of completing our commitments thereby ending the need for our joint venture with Mayo. We also purchased a business in India in August 2014 which we sold in April 2018. We have developed experience with acquiring other companies and forming strategic alliances and joint ventures. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. Integration of an acquired company also may disrupt ongoing operations and require management resources that would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could have a material negative effect on our results of operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture.

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

We currently offer our proprietary tests in conjunction with our comprehensive panel of laboratory services in our CLIA-certified and CAP-accredited laboratory. Because we currently offer these tests and services solely for use within our laboratory, we believe we may market the tests as laboratory developed tests (LDTs) under the U.S. Food and Drug Administration’s (“FDA’s”) enforcement framework. Although the FDA has statutory authority to assure that medical devices, including LDTs, are safe and effective for their intended uses, the FDA has generally exercised its enforcement discretion and not enforced applicable regulations with respect to LDTs. Specifically, under current FDA enforcement policies and more recent draft guidance, LDTs generally do not require FDA premarket clearance or approval before commercialization, and we have marketed our LDTs on that basis. While we believe that we are currently in material compliance with applicable laws and regulations as historically enforced by the FDA, we cannot assure you that the FDA will agree with our determination or that its application and enforcement of its authorities will not change, and a determination that we have violated these laws and regulations, or a public announcement that we are being investigated for possible violations, could adversely affect our business, prospects, results of operations or financial condition. Further, our LDT may be subject to approval by the New York State Clinical Lab Evaluation Program (“CLEP”). New York state’s clinical laboratory regulatory program is exempt from CLIA, and maintains its own policies and procedures for evaluating and approving commercial LDTs for use in New York or on individuals residing in New York. New York LDT approval can be lengthy processes, which could delay our ability to market our tests to doctors and patients in this state.

If we were to offer our tests through third-party laboratories, these tests would most likely not be subject to the FDA’s current exercise of enforcement discretion over LDTs, and would be subject to the applicable medical device regulations. For example, these tests could become subject to the FDA’s requirements for premarket review. Unless an exemption applies, generally, before a new medical device or a new use for a medical device may be sold or distributed in the United States, the medical device must receive premarket marketing authorization from the FDA, which is generally either FDA clearance of a 510(k) premarket notification or premarket approval of a PMA application. As a result, before we can market or distribute our tests in the United States for use by other clinical testing laboratories, we must first obtain premarket marketing authorization (generally referred to as premarket clearance or premarket approval throughout this document) from the FDA. We have not yet applied for clearance or approval from the FDA, and would need to complete additional validations before we are ready to apply. We believe it would likely take two years or more to conduct the studies and trials necessary to obtain approval from the FDA to commercially launch any of our proprietary products outside of our clinical laboratory. Once we do apply, we may not receive FDA clearance or approval for the commercial use of our tests on a timely basis, or at all. If we are unable to obtain clearance or approval or if clinical diagnostic laboratories do not accept our tests, our ability to grow our business by deploying our tests could be compromised.

Our laboratory may also require an out-of-state laboratory operations permit to accept and perform diagnostic tests on specimens from residents of California, Florida, Maryland, Massachusetts, Pennsylvania, Rhode Island, New Jersey and New York. Failure to obtain a permit to operate as an out-of-state laboratory in any of these or other locations could result in fines, refusal by the relevant state regulatory authority to issue a permit in the future, and adversely affect our ability to market our products in the future. The laboratory permitting application and approval process can be lengthy, which may further delay our ability to market our lab services and products in these states.

We do not have immediate plans to market our tests for commercial use in the European Union and as a result, at this time we do not believe we are subject to EU or EU member state post-market regulations related to our tests.

The FDA may impose additional regulatory obligations and costs upon our business.

On October 3, 2014 the FDA issued two draft guidance documents regarding its intent to modify its policy of enforcement discretion and increase oversight over LDTs. The two draft guidance documents are entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” (the “Framework Draft Guidance”) and “FDA Notification and Medical Device Reporting for Laboratory Developed Test (LDTs)” (the “Notification Draft Guidance”). In the Framework Draft Guidance, FDA stated that after the Guidances are finalized, it no longer would exercise enforcement discretion with respect to most LDTs and instead would regulate them in a risk-based manner consistent with the existing classification of medical devices. The Framework Draft Guidance stated that within six months after the Guidances were finalized, all laboratories would be required to give notice to the FDA and provide basic information concerning the nature of the LDTs offered. The FDA then would begin a phased-in review of the LDTs available, based on the risk associated with the tests. For the highest risk LDTs, which the FDA classifies as Class III devices, the Framework Draft Guidance stated that the FDA would begin to require premarket review within 12 months after the Guidance was finalized. Other high risk LDTs would be reviewed over the next four years and then lower risk tests (Class II tests) would be reviewed in the following four to nine years. The Framework Draft Guidance stated that FDA expected to issue a separate Guidance describing the criteria for its risk-based classification 18-24 months after the Guidances were finalized.

On November 18, 2016, the FDA stated that it would not be issuing final guidance on regulation of LDTs and, instead, it would outline its view of an appropriate risk-based approach to LDTs. On January 13, 2017, the FDA released a “Discussion Paper on Laboratory Developed Tests” that synthesizes the feedback that the agency received from various stakeholders on FDA regulation of LDTs “with the hope that it advances public discussion on LDT oversight.” The FDA stated in the introduction to the discussion paper: “The synthesis does not represent the formal thinking of the FDA, nor is it enforceable…This document does not represent a final version of the LDT draft guidance documents that were published in 2014.” Rather, its purpose is to allow for further public discussion and to give Congress a chance to develop a legislative solution. FDA Commissioner Scott Gottlieb has stated publicly that it would be preferable for Congress to develop a clear legislative framework for the FDA to implement, rather than for the FDA to regulate LDTs through guidance documents. A number of Congressional committees of the 115th Congress reportedly are working with various stakeholders to consider different approaches to regulation of LDTs. On August 3, 2018, FDA provided Congressional committee staff technical assistance on the discussion draft entitled the Diagnostic Accuracy and Innovation Act (DAIA). In FDA’s technical assistance, FDA reiterated that it supported the goal of legislation to create pathways to market for all in vitro clinical tests (IVCTs). It is unclear at this time whether those committees and stakeholders can reach consensus around an approach and develop legislation and whether Congress would pass any such legislation.

If we and our tests become subject to FDA’s enforcement of its medical device regulations with respect to LDTs, we may be subject to significant and onerous regulatory obligations. See section entitled “Risk Factors-Regulatory Risks Relating to CGI’s Business-If the FDA regulates LDTs as proposed, then it would classify LDTs according to the current system used to regulate medical devices. Under that system, there are three different classes of medical devices, with the requirements becoming more stringent depending on the Class.”

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

Although we believe that our tests represent promising commercial opportunities, our tests may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or profits for us. We need to continue to develop a market for our tests through physician education and awareness programs. Gaining acceptance in medical communities requires that we perform additional studies after validating the efficacy of our tests and services for the diagnosis, prognosis and treatment of cancer, and that we obtain acceptance of the results of those studies using our tests for publication in leading peer-reviewed medical journals. The results of any studies are always uncertain and even if we believe such studies demonstrate the value of our tests, they process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals would limit the adoption of our tests. Our ability to successfully market the tests that we may develop will depend on numerous factors, including:

•	whether health care providers believe our diagnostic tests provide clinical utility;

•	whether the medical community accepts that our diagnostic tests are sufficiently sensitive and specific to be meaningful in-patient care and treatment decisions; and

•	whether health insurers, government health programs and other third-party payors will cover and pay for our diagnostic tests and, if so, whether they will adequately reimburse us.

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

In February 2018, Panna Sharma resigned as our chief executive officer and John A. Roberts, then our Chief Operating Officer and Executive Vice President, Finance, succeeded him as our interim chief executive officer and was subsequently appointed our President and Chief Executive Officer. The complexity inherent in integrating a new key member of the senior management team with existing senior management may limit the effectiveness of any such successor or otherwise adversely affect our business. Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover of other key officers and employees. Specifically, a leadership transition in the commercial team may cause uncertainty about or a disruption to our commercial organization, which may impact our ability to achieve sales and revenue targets.

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

As of March 27, 2019, we had approximately $2.4 million of indebtedness for borrowed money under our credit facility with Silicon Valley Bank, due April 15, 2019 and $6.0 million under our term loan with Partners for Growth due on March 22, 2020. Repayments of amounts borrowed under the credit facility may be accelerated if an event of default occurs, which includes, among other things, a violation of financial covenants and negative covenants. We are currently in default with respect to certain financial covenants with such lenders, and while we have obtained amendments, waivers and most recently forbearance, the forbearance is only through April 15, 2019, and no assurances can be given that such lenders will agree to waive or amend such covenants and continue to forbear from calling our loan, which would have a material adverse effect on our ability to continue as a going concern. Further, no assurances can be given than the ABL will be extended beyond its maturity date of April 15, 2019.

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

We currently derive substantially all of our revenues from our laboratory testing services. We do not have any clinical reference laboratory facilities outside of our facilities in Rutherford, New Jersey, and Morrisville, North Carolina. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including fire, flooding and power outages, which may render it difficult or impossible for us to perform our tests or provide laboratory services for some period of time. The inability to perform our tests or the backlog of tests that could develop if any of our facilities is inoperable for even a short period of time may result in the loss of customers or harm to our reputation or relationships with key researchers, collaborators, and customers, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our facilities and the equipment we use to perform our research and development work could be costly and time-consuming to repair or replace.

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

Further, if any of our laboratories became inoperable we may not be able to license or transfer our proprietary technology to a third-party, with established state licensure and CLIA certification under the scope of which our diagnostic tests could be performed following validation and other required procedures, to perform the tests. Even if we find a third-party with such qualifications to perform our tests, such party may not be willing to perform the tests for us on commercially reasonable terms. Moreover, we believe our tests are currently subject to an exercise of enforcement discretion by the FDA because the tests currently qualify as LDTs. If we are required to find a third-party laboratory to conduct our testing services, we believe the FDA would consider such tests to be medical devices that are no longer subject to its exercise of enforcement discretion for LDTs. In that case, we may be required to obtain premarket clearance or approval prior to offering our tests, which would be time-consuming and costly and could result in delays in our ability to sell or offer our tests.

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

We also face competition from companies that currently offer or are developing products to profile genes, gene expression or protein biomarkers in various cancers. Precision medicine is a new area of science, and we cannot predict what tests others will develop that may compete with or provide results superior to the results we are able to achieve with the tests we develop. Our competitors include public companies such as Abbott Laboratories, Inc., bioTheranostics, Inc., Foundation Medicine, Inc., Genomic Health, Inc., Invitae Corp., Johnson & Johnson, Myriad Genetics Inc., Nant Health, NeoGenomics, Inc., Quest Diagnostics, Interpace Diagnostics, BioCept, Roche Molecular Systems, Inc., and many private companies. We expect that pharmaceutical and biotech companies will increasingly focus attention and resources on the personalized diagnostic sector as the potential and prevalence increases for molecularly targeted oncology therapies approved by FDA along with companion diagnostics.

With respect to our clinical laboratory business we face competition from companies such as Bio-Reference Laboratories, Inc. (a division of Opko), Invitae Corp., LabCorp, NeoGenomics, Inc., Quest Diagnostics, BioCept and Interpace Diagnostics. With respect to our Discovery Services, including our CRO services, we face competition from companies that offer or are developing animal models for tumors and that have capabilities in toxicology and pharmacology testing. Our competitors in our Discovery Services business include Champions Oncology, Crown BioScience (recently acquired by JSR Life Sciences), Eurofins Scientific and Explora Biolabs.

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

Due to the early stage nature of our business and our limited sales and marketing activities to date, we have historically derived a significant portion of our revenue from a limited number of test ordering sites, although the test ordering sites that generate a significant portion of our revenue may change from period to period. Our test ordering sites are largely hospitals, cancer centers, reference laboratories and physician offices, as well as pharmaceutical and biotech companies as part of a clinical trial. Oncologists and pathologists at these sites order the tests on behalf of the needs of their oncology patients or as part of a clinical trial sponsored by a pharmaceutical and biotech company in which the patient is being enrolled. During the year ended December 31, 2018, no Biopharma client accounted for more than 10% of our revenue. During the year ended December 31, 2017 one Biopharma client accounted for approximately 11% of our revenue.

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

In recent years, we have incurred significant costs in connection with the development of our diagnostic tests. For the year ended December 31, 2018, our research and development expenses were $2.5 million, which was 9% of our revenue and our sales and marketing expenses were $5.3 million, which was 19% of revenue. For the year ended December 31, 2017, our research and development expenses were $4.8 million, which was 16% of our net revenue and our sales and marketing expenses were $5.0 million, which was 17% of revenue. We expect our research and development expenses to continue to decrease, in absolute dollars, for the foreseeable future as we focus our business strategy on expanding our biopharma business.  This change in focus however, does not change our need to validate the clinical utility of our diagnostic tests to obtain adoption or to secure reimbursement for our diagnostic tests from third party payers. We continue to require generating significant revenues in order to achieve sustained profitability.

We depend on certain third parties for the supply of certain tissue samples and biological materials that we use in our research and development services and efforts. If the costs of such collaborations increase or the third parties terminate their relationships with us, our business may be materially harmed.

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

We have collaboration arrangements with Mayo Clinic, North Shore-Long Island Jewish Health System, the National Cancer Institute, and other institutions who provide us with tissue samples and other biological materials that we use in developing and validating our tests. We do not have any written arrangement with certain third parties, and in many of the cases in which the arrangements are in writing, our relationships are terminable on 30 days’ notice or less. If one or more third parties terminate their relationship with us, we will need to identify other third parties to supply us with tissue samples and biological materials, which could result in a delay in our research and development activities and negatively affect our business.

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

In the ordinary course of our business, we and our third-party billing and collections provider collect and store sensitive data, including legally Protected Health Information (as that term is defined at 45 C.F.R. §160.103), personally identifiable information, intellectual property, and proprietary business information owned or controlled by ourselves or our customers, payors, and pharmaceutical and biotech partners. The secure processing, storage, maintenance, and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party billing and collections provider, may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance, or other disruptions. Any such breach or interruption could compromise our networks, and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Any such improper access or disclosure, or loss of information could require us to provide notice to the affected individuals, the press, and regulatory bodies, result in legal claims or proceedings, liability, fines and penalties under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), their implementing regulations, and similar state laws. Unauthorized access, loss, or dissemination could also disrupt our operations, including our ability to conduct our analyses, provide test results, bill payors or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process, and prepare company financial information, provide information about our products and other patient and physician education and outreach efforts through our website, manage the administrative aspects of our business, and damage our reputation, any of which could adversely affect our business.

The U.S. Department of Health and Human Services Office for Civil Rights (“OCR”) may impose penalties on a covered entity, such as us, for a failure to comply with a requirement of HIPAA. Penalties will vary significantly depending on factors such as the date of the violation, whether the covered entity knew or should have known of the failure to comply, or whether the covered entity’s failure to comply was due to willful neglect. As of October 2018, these penalties include civil monetary penalties of $155 to $57,051per violation, up to an annual, per violation cap of $1,711,533. A single breach incident can result in violations of multiple standards, resulting in possible penalties potentially in excess of $1,711,533. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one year imprisonment. The criminal penalties increase to $100,000 and up to five years imprisonment if the wrongful conduct involves false pretenses, and to $250,000 and up to 10 years imprisonment if the wrongful conduct involves the intent to sell, transfer, or use identifiable health information for commercial advantage, personal gain, or malicious harm. The U.S. Department of Justice is responsible for criminal prosecutions under HIPAA.

HIPAA authorizes state attorneys general to file suit under HIPAA on behalf of state residents. Courts can award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of Protected Health Information.

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

HIPAA further requires covered entities to notify affected individuals “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach” if their unsecured Protected Health Information is subject to an unauthorized access, use or disclosure. If a breach affects 500 patients or more, it must be reported to HHS and local media without unreasonable delay, and HHS will post the name of the breaching entity on its public website. If a breach affects fewer than 500 individuals, the covered entity must log it and notify HHS at least annually.

In addition, the interpretation and application of consumer, health-related, and data protection laws in the United States, Europe, and elsewhere are often uncertain, contradictory, and in flux. California recently passed the California Consumer Privacy Act (“CCPA”), which will become effective on January 1, 2020. We may need to alter our security and privacy practices in order to comply with CCPA, but we have not yet fully evaluated CCPA’s impact on our business. It is possible that this law, and other laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy regulations may differ from state to state and country to country, and may vary based on whether testing is performed in the United States or in the local country. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

The collection and use of personal data in the European Union is governed by the General Data Protection Regulation (“GRPR”) which became effective on May 25, 2018. The GDPR applies to any business, regardless of its location, that provides goods or services to residents in the EU. This expansion may incorporate our future clinical trial activities in EU members states. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information” which includes health and genetic information of data subjects residing in the EU. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the European Union to the United States or other regions that have not been deemed to offer “adequate” privacy protections.
Our research activities in the EU are currently limited to non-human preclinical studies, and as such, we do not collect, store, maintain, process, or transmit any Personal Data (as that term is defined under the GDPR) of trial subjects. However, since we currently have three employees located in the EU, our processing and transfer for employee Personal Data is subject to GDPR requirements. We have implemented a privacy and security program that is designed to adhere to the requirements of the GDPR in order to protect employee Personal Data, and in the event we progress to research or clinical trials involving humans, to protect participant Personal Data. However, there is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is not clear if the authorities will conduct random audits of companies doing business in the EU, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance be onerous and adversely affect our business, financial condition, results of operations and prospects. As a result, we cannot predict the impact of the GDPR regulations on our current or future business, either in the US or the EU. However, failure to comply with the requirements of the GDPR (when applicable to our business) and the related national data protection laws of the European Union Member States, which may deviate slightly from the GDPR, may result in fines of up to 4% of global revenues, or € 20,000,000, whichever is greater. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing clearance or approval of our clinical laboratory services and NGS products, restrict or regulate commercial activities and affect our ability to profitably sell any products for which we obtain marketing clearance or approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or our third party collaborators, suppliers or customers may receive for any approved products.

In March 2010, U.S. President Barack Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “PPACA”), which made a number of substantial changes in the way health care is financed by both governmental and private insurers. Among other things, the PPACA required each medical device manufacturer to pay a sales tax equal to 2.3% of the price for which such manufacturer sells its medical devices, beginning in 2013. This tax may apply to some or all of our current products and products which are in development.

Since the implementation of the PPACA, legislative and regulatory changes have been proposed and adopted, including aggregate reductions to Medicare Part B payments to providers of up to 2% per fiscal year, which became effective on April 1, 2013 and will remain in effect through 2027 unless additional congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. The full impact of these laws, as well as other new laws and reform measures that may be proposed and adopted in the future remains uncertain, but may result in additional reductions in Medicare and other health care funding, or higher production costs which could have a material adverse effect on our customers and, accordingly, our financial operations.

Members of the U.S. Congress and the Trump administration have expressed an intent to pass legislation or adopt executive orders to fundamentally change or repeal parts of the Affordable Care Act or to seek its invalidation through judicial action. While Congress has not passed repeal legislation to date, the 2017 Tax Cuts and Jobs Act includes a provision repealing the individual insurance coverage mandate included in the Affordable Care Act, effective January 1, 2019. On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the Affordable Care Act. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and our business, are not yet known. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

Legislative and regulatory proposals may also impact our regulatory and commercial prospects, expand marketing requirements, and restrict sales and promotional activities. We cannot be sure whether additional legislative changes will be enacted, or whether regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing clearance or approval of our product candidates, if any, may be. For instance, the President also signed an Executive Order directing federal agencies to waive, defer, grant exemptions from or delay the implementation of provisions of the ACA that would impose a fiscal or regulatory burden on states, individuals, health care providers, health insurers, and manufacturers of drugs and devices, among others, and Congress may again attempt to repeal and possibly replace parts of the ACA. We do not know whether the ACA reform efforts will be successful or what they will ultimately look like. Accordingly, at this time it is difficult to determine the full impact of these efforts on our business. In addition, increased scrutiny by the U.S. Congress of the FDA’s clearance or approval process may significantly delay or prevent marketing clearance or approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Compliance with new requirements may increase our operational expenses and impose significant administrative burdens. As a result of these and other new proposals, we may need to change our current manner of operation, which could have a material adverse effect on our business, financial condition, and results of operations. We expect federal and state healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria, increased regulatory burdens and operating costs, decreased net revenue from our testing products and clinical services, decreased potential returns from our development efforts, and in additional downward pressure on the price that we receive for any product for which we may we may gain clearance or approval. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our testing products.

Further, in April 2014, Congress passed the Protecting Access to Medicare Act (PAMA) overhauling the Medicare Part B Clinical Laboratory Fee Schedule (CLFS). CLFS is the nationally set reimbursement rate for clinical diagnostic tests established by Section 1833(h) of the Social Security Act. In the first massive overhaul of the CLFS since it was established in 1984, PAMA mandates the Centers for Medicare and Medicaid (CMS) to update the CLFS to reflect true market rates. Under PAMA and its implementing regulations, certain laboratories are required to report the amount that they are paid by third party payors for each test beginning in January 2017. CMS will use this data to calculate a weighted median for each test. For any rates that are reduced, a phase-in of the reduction will occur through 2022. Between calendar years 2018-2020 the reduction for any given test cannot exceed 10% per year, and between calendar years 2021-2022, the reduction cannot be greater than 15% per year. This data reporting process will be repeated every three years for most tests, although laboratories offering Advanced Diagnostic Laboratory Tests (ADLTs) will have to report private payor data on those tests annually. It is possible that some of our tests may qualify as Advanced Diagnostic Laboratory Tests, which will require us to submit pricing annually for those tests. In addition, under PAMA, we also may be required to obtain new unique codes from CMS or any entity it designates, for our tests that do not currently have unique codes. If PAMA results in a significant reduction in the prices for our tests, it could have a significant impact on our revenues and it is not known at this time how the implementation of PAMA will affect our reimbursement. We are currently working with CMS to negotiate an increased CFLS rate for our FDA-cleared test, and are exploring additional reimbursement arrangements with third-party payors.

Certain of our laboratory services are paid under the Medicare Physician Fee Schedule and, under the current statutory formula, the rates for these services are updated annually. For the past several years, the application of the statutory formula would have resulted in substantial payment reductions if Congress failed to intervene. In the past, Congress passed interim legislation to prevent the decreases. On April 16, 2015, President Obama signed the Medicare and CHIP Reauthorization Act (“MACRA”), which had previously been passed by both houses of Congress. MACRA repealed the provisions related to the Medicare Sustainable Growth Rate (SGR) formula and implements a new physician payment system that is designed to reward the quality of care (“Quality Payment Program”). In addition, it extended the current Medicare Physician Fee Schedule rates through June 2015, and then increases them by 0.5% for the remainder of 2015. Beginning on January 1, 2016, the rates will increase annually by 0.5%, through 2019. For 2020 through 2025, payments will be frozen, although payment will be adjusted to account for performance on certain quality metrics under the Merit-Based Incentive Payment Systems (“MIPS”) or to reflect physician participation in alternative payment models (“APMs”). For 2026 and subsequent years, qualified APM participants receive an annual 0.75% update on Medicare physician payment rates, while those not participating receive a 0.25% annual payment update, plus any applicable MIPS-based payment adjustments. At this time, it is too early to determine how these changes may impact our business beyond 2015. It is unclear what impact, if any, MACRA will have on our business and operating results, but any resulting decrease in payment may result in reduced demand for our services, which could adversely impact our revenues and results of operations. CMS releases its Final Physician Fee Schedule Rule annually. The Schedule changes on a year-to-year basis, and it is difficult to predict what rates our services and tests will receive. For example, the Final Fee Schedule Rule for 2017 reduced payments for flow cytometry by approximately 19% from the 2016 rate, and increases the professional component of the immunohistochemistry by approximately 9% over the 2016 rate. In 2018, there was another reduction in rates for flow cytometry codes 88185-TC and 88189-26, with the technical side cut by 23.1% to $30.60 and the professional interpretation cut by 4.1% to $88.92. Rates for the professional component of immunohistochemistry increased again but only slightly (0.3%) to $29.87 up from $29.79 in 2017.

On July 12, 2018, CMS issued a proposed rule that includes proposals to update payment policies, payment rates, and quality provisions for services furnished under the Medicare Physician Fee Schedule (PFS) on or after January 1, 2019. CMS has proposed a change to the way Medicare Advantage payments are treated in the definition of “applicable laboratory.” If CMS were to finalize the proposed change, additional laboratories of all types serving a significant population of beneficiaries enrolled in Medicare Part C could meet the majority of Medicare revenues threshold and potentially qualify as an applicable laboratory and report data to CMS. It is not clear at this time what affect this change to the definition of “applicable laboratory” would have, if any, on our reporting obligations or reimbursement.

In addition, many of the Current Procedure Terminology (“CPT”) procedure codes that we use to bill our tests were revised by the AMA, effective January 1, 2013. In the Final Physician Fee Schedule Rule for 2013, CMS announced that it has decided to keep the new molecular codes on the CLFS, rather than move them to the Medicare Physician Fee Schedule as some stakeholders had urged. CMS also announced that for 2013 it would price the new codes using a “gapfilling” process by which it will refer the codes to the Medicare contractors to allow them to determine an appropriate price. Those prices were determined and became effective January 1, 2014. In addition, CMS also stated that it would not recognize certain of the new codes for Multi-Analyte Assays with Algorithmic Assays (“MAAAs”) because it does not believe they qualify as clinical laboratory tests. However, more recently, it has determined that the individual contractors may determine whether to pay for MAAA tests on a case by case basis. On September 25, 2015, CMS released its Preliminary Determinations for new CPT codes effective in 2016, including several new MAAA CPT codes. CMS had proposed “crosswalking” these codes to an unrelated test, resulting in a significant cut in their reimbursement. However, on November 17, 2015, CMS reversed its policy and directed that the tests be gap-filled by the local contracts until 2018. For a new CDLT that is assigned a new or substantially revised HCPCS code on or after January 1, 2018, CMS determines the payment amount based on crosswalking if it is determined that a new CDLT is comparable to an existing test, multiple existing test codes, or a portion of an existing test code, or uses gap-filling if no comparable existing CDLT is available. It is expected that when PAMA is fully implemented, many of the MAAA codes could qualify to be reimbursed as Advanced Diagnostic Laboratory Tests (“ADLTs”), although it is unclear whether laboratories offering such tests voluntarily will apply for the ADLT designation for those tests. There can be no guarantees that Medicare and other payors will establish positive or adequate coverage policies or reimbursement rates.

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

In 2018, we derived approximately 19% of our total revenue from other third party payors, including managed care organizations and other health care insurance providers and 8% from Medicare. Medicare and other third-party payors may withdraw their coverage policies or cancel their contracts with us at any time, review and adjust the rate of reimbursement or stop paying for our tests altogether, which would reduce our total revenues.

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

The law also requires us to maintain a state laboratory license to conduct testing in that state. Our laboratory is located in New Jersey and must have a New Jersey state license; as we expand our geographic focus, we may need to obtain laboratory licenses from additional states. New Jersey laws establish standards for day-to-day operation of our clinical reference laboratory, including the training and skills required of personnel and quality control. In addition, several other states require that we hold licenses to test specimens from patients in those states. For example, California is just one of several states that require out-of-state laboratories to have a state laboratory license to perform diagnostic tests on samples originating from California residents. Other states may have similar requirements or may adopt similar requirements in the future. Additionally, both New York and Washington State are exempt from CLIA and have their own stricter clinical laboratory regulatory programs. We could be required to comply with those states’ programs in the event we accept specimens from New York or Washington. Finally, we may be subject to regulation in foreign jurisdictions as we seek to expand international distribution of our tests.

If we were to lose our CLIA certification, CAP accreditation or New Jersey laboratory license, whether as a result of a revocation, suspension or limitation, we would no longer be able to offer our tests, which would limit our revenues and harm our business. If we were to lose our license in other states where we are required to hold licenses, we would not be able to test specimens from those states. If we perform testing on samples originating in a state where we require a license, but do not currently have one, we could be subject to fines, sanctions, and may be denied permits or licenses in the future.

If the FDA were to begin requiring approval or clearance of our tests, we could incur substantial costs and time delays associated with meeting requirements for premarket clearance or approval or we could experience decreased demand for, or reimbursement of, our tests.

Although FDA maintains that it has authority to regulate the development and use of LDTs, such as ours, as medical devices, it has not exercised its authority with respect to most LDTs as a matter of enforcement discretion. FDA does not generally extend its enforcement discretion to reagents or software provided by third parties and used to perform LDTs, and therefore these products must typically comply with FDA medical device regulations, which are wide-ranging and govern, among other things: product design and development, product testing, product labeling, product storage, premarket clearance or approval, advertising and promotion and product sales and distribution.

We believe that our proprietary tests, as utilized in our laboratory testing, are LDTs. As a result, we believe that pursuant to FDA’s current policies and guidance that FDA does not require that we obtain regulatory clearances or approvals for our LDTs. The container we provide for collection and transport of tumor samples from a pathology laboratory to our clinical reference laboratory may be a medical device subject to FDA’s enforcement of its medical device regulations but we believe it is currently exempt from premarket review by FDA. However, our LDTs may be subject to approval by the New York State Clinical Lab Evaluation Program (“CLEP”). New York state’s clinical laboratory regulatory program is exempt from CLIA, and maintains its own policies and procedures for evaluating and approving commercial LDTs for use in New York or on individuals residing in New York. New York LDT approval can be lengthy processes, which could delay our ability to market our tests to doctors and patients in this state. While we believe that we are currently in material compliance with applicable laws and regulations, we cannot assure you that FDA or other regulatory agencies would agree with our determination, and a determination that we have violated these laws, or a public announcement that we are being investigated for possible violations of these laws, could adversely affect our business, prospects, results of operations or financial condition.

Moreover, FDA guidance and policy pertaining to diagnostic testing is continuing to evolve and is subject to ongoing review and revision. A significant change in any of the laws, regulations or policies may require us to change our business model in order to maintain regulatory compliance. At various times since 2006, FDA has issued guidance documents or announced draft guidance regarding initiatives that may require varying levels of FDA oversight of our tests. For example, in June 2010, FDA announced a public meeting to discuss the agency’s oversight of LDTs prompted by the increased complexity of LDTs and their increasingly important role in clinical decision-making and disease management, particularly in the context of personalized medicine. FDA indicated that it was considering a risk-based application of oversight to LDTs and that, following public input and discussion, it might issue separate draft guidance on the regulation of LDTs, which ultimately could require that we seek and obtain, generally, either premarket clearance or approval of LDTs, depending upon the risk-based approach FDA adopts. The public meeting was held in July 2010 and further public comments were submitted to FDA through September 2010. Section 1143 of the Food and Drug Administration Safety and Innovation Act, signed by the U.S. President on July 9, 2012, required FDA to notify U.S. Congress at least 60 days prior to issuing a draft or final guidance regulating LDTs and provide details of the anticipated action.

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

On November 18, 2016, the FDA stated that it would not be issuing final guidance on regulation of LDTs and, instead, it would outline its view of an appropriate risk-based approach to LDTs. On January 13, 2017, the FDA released a “Discussion Paper on Laboratory Developed Tests” that synthesizes the feedback that the agency received from various stakeholders on FDA regulation of LDTs “with the hope that it advances public discussion on LDT oversight.” The FDA stated in the introduction to the discussion paper: “The synthesis does not represent the formal thinking of the FDA, nor is it enforceable…This document does not represent a final version of the LDT draft guidance documents that were published in 2014.” Rather, its purpose is to allow for further public discussion and to give Congress a chance to develop a legislative solution. FDA Commissioner Scott Gottlieb has stated publicly that it would be preferable for Congress to develop a clear legislative framework for the FDA to implement, rather than for the FDA to regulate LDTs through guidance documents. A number of Congressional committees of the 115th Congress reportedly are working with various stakeholders to consider different approaches to regulation of LDTs. On August 3, 2018, FDA provided Congressional committee staff technical assistance on the discussion draft entitled the Diagnostic Accuracy and Innovation Act (DAIA). In FDA’s technical assistance, FDA reiterated that it supported the goal of legislation to create pathways to market for all in vitro clinical tests (IVCTs). It is unclear at this time whether those committees and stakeholders can reach consensus around an approach and develop legislation and whether Congress would pass any such legislation.

If the FDA regulates LDTs as proposed, then it would likely classify LDTs according to the current system used to regulate medical devices. Under that system, there are three different classes of medical devices, with the requirements becoming more stringent depending on the Class.

We cannot provide any assurance that FDA regulation, including premarket review, will not be required in the future for our tests, whether through guidance issued by FDA, new enforcement policies adopted by FDA or new legislation enacted by Congress. We believe it is possible that legislation will be enacted into law or guidance could be issued by FDA, which may result in increased regulatory burdens for us to continue to offer our tests or to develop and introduce new tests. Given the attention Congress continues to give to these issues, legislation affecting this area may be enacted into law and may result in increased regulatory burdens on us as we continue to offer our tests and to develop and introduce new tests.

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

An FDA requirement that LDTs undergo premarket review could negatively affect our business until such review is completed and clearance or approval to market is obtained. FDA could require that we stop selling our tests pending premarket clearance or approval. If FDA allows our tests to remain on the market but there is uncertainty about our tests, if they are labeled investigational by FDA or if labeling claims FDA allows us to make are very limited, orders or reimbursement may decline. The regulatory approval process may involve, among other things, successfully completing additional clinical trials and making a 510(k) submission, or filing a PMA application with FDA. If FDA requires premarket review, our tests may not be cleared or approved on a timely basis, if at all. We may also decide voluntarily to pursue FDA premarket review of our tests if we determine that doing so would be appropriate.

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

If the FDA decides to require that we obtain clearance or approvals to commercialize our proprietary tests, we may be required to conduct additional clinical testing prior to submitting a marketing application (e.g., 510(k) premarket notification or PMA application) for commercial sales. In addition, as part of our long-term strategy we plan to seek FDA clearance or approval so we can sell our proprietary tests outside our laboratory; however, we need to conduct additional clinical validation activities on our proprietary tests, including reproducibility between labs, before we can submit an application for FDA approval or clearance. If the supply of reagents or equipment on which our tests in development or commercial tests rely becomes unavailable and we have to source replacement reagents or equipment for our tests, additional validation activities will be required and we may need to obtain regulatory clearances or approvals for the modified tests.

Additionally, if we commercialize any of our lab developed tests, we may also be required to submit such tests for approval by the New York State Clinical Laboratory Evaluation Program. Clinical trials must be conducted in compliance with FDA regulations or FDA may take enforcement action or reject the data. The data collected from these clinical trials may ultimately be used to support clearance or approval for our tests. Once commenced, we believe it would likely take two years or more to conduct the studies and trials necessary to obtain clearance or approval from FDA to commercially launch any of our proprietary tests outside of our clinical laboratory. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our test claims or that FDA or foreign authorities will agree with our conclusions regarding our test results. Success in early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and studies. If we are required to conduct clinical trials, whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase our test development costs, delay commercialization, and interrupt sales of our current products and tests. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial. Moreover, the clinical trial process may fail to demonstrate that our tests are effective for the proposed indicated uses, which could cause us to abandon a test candidate and may delay development of other tests.

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

Healthcare providers, physicians, and others will play a primary role in the ordering of our testing products and clinical services. Our arrangements with such persons and third-party payors, including price reporting obligations imposed by federal health care programs, will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell, and distribute our tests, if we require or obtain marketing approval. Even though we do not and will not control referrals of healthcare services or directly bill to Medicare, Medicaid, or other third party payors, certain federal and state healthcare laws, and regulations pertaining to fraud and abuse and to patients’ rights are and will be applicable to our business. We are subject to health care fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. These health care laws and regulations include, for example:

•
the federal Anti-kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, in cash or in kind, to induce or to reward inducement either the referral of an individual for, or the purchase or lease, order or recommendation of, any item, good, facility or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. The term ‘‘remuneration’’ has been interpreted broadly to include anything of value;

•
the federal physician self-referral prohibition, commonly known as the Stark Law, which prohibits physicians from referring Medicare or Medicaid patients to providers of “designated health services” (including clinical laboratory services) with whom the physician or a member of the physician’s immediate family has an ownership interest or compensation arrangement, unless a statutory or regulatory exception applies;

•
HIPAA, which established federal crimes for knowingly and willfully executing a scheme to defraud any health care benefit program or making false statements in connection with the delivery of or payment for health care benefits, items or services;

•
the beneficiary inducement provision of the federal civil monetary penalties law, which prohibits, among other things, offering or transferring remuneration, including waivers of co-payments and deductible amounts (or any part thereof), to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;

•
the civil monetary penalties statute also imposes fines against any person who is determined to have knowingly presented, or caused to be presented, claims to a federal healthcare program that the person knows, or should know, is for an item or service that was not provided as claimed or is false or fraudulent;

•
federal civil False Claims Act imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program; knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay money to the federal government; and knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Any demand for payment, such as an invoice, that includes items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act;

•
the criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious, or fraudulent and, unlike the civil False Claims Act, requires proof of intent to submit a false claim; and

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

The PPACA, among other things, also imposed new reporting requirements on manufacturers of certain devices, drugs and biologics for certain payments and transfers of value by them and in some cases their distributors to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The Physician Payment Sunshine Act (Section 6002 of the PPACA) states that failure to submit required information timely, completely and accurately for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1.0 million per year for “knowing failures”). Manufacturers must submit reports by the 90th day of each calendar year. Any failure to comply with these reporting requirements could result in significant fines and penalties. Because we manufacture our own LDTs solely for use by or within our own laboratory, we believe that we are exempt from these reporting requirements. We cannot assure you, however, that the government will agree with our determination, and a determination that we have violated these laws and regulations, or a public announcement that we are being investigated for possible violations, could adversely affect our business, prospects, results of operations or financial condition.

Ensuring that our business arrangements with third parties comply with applicable healthcare laws and regulations could be costly. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations were found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, debarment from governmental contracting and refusal of orders under existing contracts, and exclusion from government funded healthcare programs, such as Medicare and Medicaid, any of which could substantially disrupt our operations. If the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

The privacy regulations cover the use and disclosure of Protected Health Information (“PHI”) by “covered entities,” which includes health plans, healthcare clearinghouses, and health care providers who electronically transmit any health information in connection with transactions for which HHS has adopted standards. It also sets forth certain rights that an individual has with respect to his or her PPHI maintained by a covered entity, including the right to access or amend certain records containing PHI or to request restrictions on the use or disclosure of PHI. We have implemented policies, procedures and standards in an effort to comply appropriately with the final HIPAA security regulations, which establish requirements for safeguarding the confidentiality, integrity and availability PHI, which is electronically transmitted or electronically stored. The HIPAA privacy and security regulations establish a uniform federal “floor” and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing Protected Health Information. As a result, we are required to comply with both HIPAA privacy regulations and varying state privacy and security laws, which may be more stringent than HIPAA. Moreover, HITECH, among other things, established certain health information security breach notification requirements. Under HIPAA, a covered entity must notify any individual “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach” if their unsecured Protected Health Information is subject to an unauthorized access, use or disclosure. If a breach affects 500 patients or more, it must be reported to HHS and local media without unreasonable delay, and HHS will post the name of the breaching entity on its public website. If a breach affects fewer than 500 individuals, the covered entity must log it and notify HHS at least annually.

Certain state laws may also affect our other privacy and security practices. For example, California recently passed the California Consumer Privacy Act (“CCPA”), which will become effective on January 1, 2020. Although HIPAA-protected information is exempt from CCPA, additional information we may maintain on our customers and employees may be subject to additional security and privacy protections. Other states have specific protections for certain types of information. We may need to alter our security and privacy practices in order to comply with CCPA, but we have not yet fully evaluated CCPA’s impact on our business.

HIPAA contains significant fines and other penalties for wrongful use or disclosure of Protected Health Information. We have implemented practices and procedures to meet the requirements of the HIPAA privacy regulations and state privacy laws. In addition, we have taken commercially reasonable and industry standard steps to comply with HIPAA’s standards for electronic transactions, which establish standards for common health care transactions. Given the complexity of the HIPAA, HITECH and state privacy restrictions, the possibility that the regulations may change, and the fact that the regulations are subject to changing and potentially conflicting interpretation, our ability to comply with the HIPAA, HITECH and state privacy requirements is uncertain and the costs of compliance are significant. To the extent that we submit electronic health care claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA and HITECH, payments to us may be delayed or denied. Additionally, the costs of complying with any changes to the HIPAA, HITECH and state privacy restrictions may have a negative impact on our operations. We could be subject to criminal penalties and civil sanctions for failing to comply with the HIPAA, HITECH and state privacy restrictions, which could result in the incurrence of significant monetary penalties. For further discussion of HIPAA and the impact on our business, see the section entitled “Risk Factors-Risks Related to Our Business and Strategy-Security breaches, loss of data, and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to fines, penalties, liability, and adverse effects to our business and our reputation.”

Our operations are subject to environmental, health and safety laws and regulations, with which compliance may be costly.

Our business is subject to federal, state, and local laws and regulations relating to the protection of the environment, worker health and safety and the use, management, storage, and disposal of hazardous substances and wastes. Failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions. In addition, environmental laws and regulations could require us to pay for environmental remediation and response costs, or subject us to third party claims for personal injury, natural resource or property damage, relating to environmental contamination. Liability may be imposed whether or not we knew of, or were responsible for, such environmental contamination. The cost of defending against environmental claims, of compliance with environmental, health and safety regulatory requirements or of remediating contamination could materially adversely affect our business, assets or results of operations.

Intellectual Property Risks Relating to Our Business

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

Third parties may assert ownership or commercial rights to inventions we develop from our use of the biological materials they provide to us.

We rely on certain third parties to provide us with tissue samples and biological materials that we use to develop our tests. In some cases we have written agreements with third parties that may require us to negotiate ownership and commercial rights with the third party if our use of such third party’s materials results in an invention. Other agreements may limit our use of those materials to research/not for profit use. In other cases, we may not have written agreements, or the written agreements we have may not clearly deal with intellectual property rights. If we cannot successfully negotiate sufficient ownership and commercial rights to the inventions that result from our use of a third party supplier’s materials where required, or if disputes otherwise arise with respect to the intellectual property developed with the use of a third party’s samples, we may be limited in our ability to capitalize on the market potential of these inventions.

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

Furthermore, we may initiate claims to assert or defend our own intellectual property against third parties. Any intellectual property litigation, irrespective of whether we are the plaintiff or the defendant, and regardless of the outcome, is expensive and time-consuming, and could divert our management’s attention from our business and negatively affect our operating results or financial condition. We may not be able to prevent, alone or with our third party collaborators or suppliers, misappropriation of our proprietary rights, particularly in countries where the laws may not protect those rights as fully as in the United States. In addition, interference proceedings brought by the USPTO may be necessary to determine the priority of inventions with respect to our patents and patent applications or those of our current or future collaborators, suppliers or customers.

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

Our business strategy incorporates international expansion, including our recent acquisitions which have provided us with facilities in Australia, and the possibility of establishing and maintaining clinician marketing and education capabilities in other locations outside of the United States and expanding our relationships with distributors and manufacturers. Doing business internationally involves a number of risks, including:

•
multiple, conflicting and changing laws and regulations such as tax and transfer pricing laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•	being subject to additional privacy and cybersecurity laws, including the Australian Privacy Act of 1988;

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

The FCPA and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Our policies mandate compliance with these anti-bribery laws, which often carry substantial penalties, including criminal and civil fines, potential loss of export licenses, possible suspension of the ability to do business with the federal government, denial of government reimbursement for products and exclusion from participation in government health care programs. We may operate in jurisdictions that have experienced governmental and private sector corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with certain local customs and practices. We cannot assure that our internal control policies and procedures always will protect us from reckless or other inappropriate acts committed by our affiliates, employees or agents. Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations.

Risks Relating to Our Common Stock

The price of our common stock has been and could remain volatile, and the market price of our common stock may decrease.

The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 2015 through December 31, 2018, the market price of our common stock has fluctuated from a high of $12.75 per share in the third quarter of 2015, to a low of $0.20 per share in the fourth quarter of 2018. Market prices for securities of development-stage life sciences companies have historically been particularly volatile. The factors that may cause the market price of our common stock to fluctuate include, but are not limited to:

•	progress, or lack of progress, in developing and commercializing our proprietary tests;

•	favorable or unfavorable decisions about our tests or services from government regulators, insurance companies or other third-party payors;

•	our ability to recruit and retain qualified regulatory and research and development personnel;

•	changes in our relationship with key collaborators, suppliers, customers and third parties;

•	changes in the market valuation or earnings of our competitors or companies viewed as similar to us;

•	changes in key personnel;

•	depth of the trading market in our common stock;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the granting or exercise of employee stock options or other equity awards;

•	realization of any of the risks described under this section titled “Risk Factors”; and

•	general market and economic conditions.

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

Our directors and executive officers, together with their affiliates, in the aggregate beneficially own approximately 15.2% of our outstanding common stock, based on the number of shares outstanding on March 27, 2019. These stockholders, acting together, have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over our management and affairs. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We are incurring significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. For example, in addition to being required to comply with certain requirements of the Sarbanes-Oxley Act of 2002, we are required to comply with certain requirements of the Dodd Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will continue to need to divert attention from operational and other business matters to devote substantial time to these public company requirements.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, if we lose our status as a “smaller reporting company,” we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 of the Sarbanes-Oxley Act, as applicable, requires us to incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Certain provisions of our amended and restated certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove members of our board of directors. These provisions also could limit the price that investors might be willing to pay in the future for our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions, among other things:

•
authorize our board of directors to issue, without stockholder approoval, preferred stock, the rights of which will be determined at the discretion of the board of directors and that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that our board of directors does not approve;

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

As of December 31, 2018, we had a lease for approximately 17,900 square feet of office and laboratory space in Rutherford, New Jersey, 24,900 square feet of laboratory space located in Research Triangle Park (RTP) in Morrisville, North Carolina, 5,800 square feet in Hershey, Pennsylvania and 1,959 square feet in Bundoora, Australia. These lease agreements have escalating lease payments and expire in February 2023, May 2020, November 2020 and July 2021, respectively. During 2018, we had a lease agreement for approximately 19,100 square feet of laboratory space in Los Angeles, California which expired on December 31, 2018. At December 31, 2018, we owed approximately $164,000 in overdue rent and related expenses to the Los Angeles landlord, and are in active negotiations to finalize our financial obligations related to his property.

Item 3.	Legal Proceedings

On April 5, 2018 and April 12, 2018, purported stockholders of the Company filed nearly identical putative class action lawsuits in the U.S. District Court for the District of New Jersey, against the Company, Panna L. Sharma, John A. Roberts, and Igor Gitelman, captioned Ben Phetteplace v. Cancer Genetics, Inc. et al., No. 2:18-cv-05612 and Ruo Fen Zhang v. Cancer Genetics, Inc. et al., No. 2:18-06353, respectively. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 based on allegedly false and misleading statements and omissions regarding our business, operational, and financial results. The lawsuits sought, among other things, unspecified compensatory damages in connection with purchases of our stock between March 23, 2017 and April 2, 2018, as well as interest, attorneys’ fees, and costs. On August 28, 2018, the Court consolidated the two actions in one action captioned In re Cancer Genetics, Inc. Securities Litigation (the “Securities Litigation”) and appointed shareholder Randy Clark as the lead plaintiff. On October 30, 2018, the lead plaintiff filed an amended complaint, adding Edward Sitar as a defendant and seeking, among other things, compensatory damages in connection with purchases of CGI stock between March 10, 2016 and April 2, 2018. On December 31, 2018, Defendants filed a motion to dismiss the amended complaint for failure to state a claim. The Company is unable to predict the ultimate outcome of the Securities Litigation and therefore cannot estimate possible losses or ranges of losses, if any.

In addition, on June 1, 2018, September 20, 2018, and September 25, 2018, purported stockholders of the Company filed nearly identical derivative lawsuits on behalf of the Company in the U.S. District Court for the District of New Jersey against the Company (as a nominal defendant) and current and former members of the Company’s Board of Directors and current and former officers of the Company. The three cases are captioned: Bell v. Sharma et al., No. 2:18-cv-10009-CCC-MF, McNeece v. Pappajohn et al., No. 2:18-cv-14093, and Workman v. Pappajohn, et al., No. 2:18-cv-14259 (the “Derivative Litigation”). The complaints allege claims for breach of fiduciary duty, violations of Section 14(a) of the Securities Exchange Act of 1934 (premised upon alleged omissions in the Company’s 2017 proxy statement), and unjust enrichment, and allege that the individual defendants failed to implement and maintain adequate controls, which resulted in ineffective disclosure controls and procedures, and conspired to conceal this alleged failure. The lawsuits seek, among other things, damages and/or restitution to the Company, appropriate equitable relief to remedy the alleged breaches of fiduciary duty, and attorneys’ fees and costs. On November 9, 2018, the Court in the Bell v. Sharma action entered a stipulation filed by the parties staying the Bell action until the Securities Litigation is dismissed, with prejudice, and all appeals have been exhausted; or the defendants’ motion to dismiss in the Securities Litigation is denied in whole or in part; or either of the parties in the Bell action gives 30 days’ notice that they no longer consent to the stay. On December 10, 2018, the parties in the McNeece action filed a stipulation that is substantially identical to the Bell stipulation. On February 1, 2019, the Court in the Workman action granted a stipulation that is substantially identical to the Bell stipulation. The Company is unable to predict the ultimate outcome of the Derivative Litigation and therefore cannot estimate possible losses or ranges of losses, if any.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, for the periods indicated, the reported high and low sales prices of our common stock on The NASDAQ Capital Market.

	High	Low
4th Quarter 2018	$1.05	$0.20
3rd Quarter 2018	$1.30	$0.85
2nd Quarter 2018	$1.75	$0.82
1st Quarter 2018	$2.20	$1.55

4th Quarter 2017	$3.50	$1.75
3rd Quarter 2017	$4.25	$2.60
2nd Quarter 2017	$4.78	$3.00
1st Quarter 2017	$5.30	$1.35

Holders

As of December 31, 2018, we had approximately 100 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Continental Stock Transfer & Trust, 17 Battery Place, 8th Floor, New York, New York, 10004.

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

The selected financial data set forth below as of December 31, 2018 and 2017, and for the years then ended has been derived from the audited consolidated financial statements of the Company, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data as of and for the years ended December 31, 2016, 2015 and 2014 from our audited consolidated financial statements that are not included elsewhere in this Annual Report on Form 10-K.

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements, and the notes thereto, and other financial information included herein. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, expect per share data)
Consolidated Statements of Operations Data:
Revenue	$27,470	$29,121	$27,049	$18,040	$10,199
Cost of revenues	18,724	18,070	17,104	14,098	8,453
Gross profit (loss)	8,746	11,051	9,945	3,942	1,746
Operating expenses:
Research and development	2,488	4,789	5,967	5,483	4,622
General and administrative	19,184	19,894	16,034	14,567	12,369
Sales and marketing	5,268	4,990	4,668	5,269	3,964
Restructuring costs	2,320	—	—	—	—
Merger costs	1,464	—	—	—	—
Total operating expenses	30,724	29,673	26,669	25,319	20,955
Loss from operations	(21,978)	(18,622)	(16,724)	(21,377)	(19,209)
Other income (expense):
Interest expense	(2,120)	(2,128)	(454)	(344)	(473)
Interest income	21	63	23	49	74
Change in fair value of warrant liability	3,732	(1,964)	1,525	35	417
Change in fair value of acquisition note payable	136	(42)	152	269	198
Other expense	(78)	(266)	(325)	—	—
Total other income (expense)	1,605	(4,337)	921	9	216
Loss before income taxes	(20,373)	(22,959)	(15,803)	(21,368)	(18,993)
Income tax (benefit)	—	(2,079)	—	(1,184)	(2,350)
Net (loss)	$(20,373)	$(20,880)	$(15,803)	$(20,184)	$(16,643)
Basic net (loss) per share	$(0.75)	$(1.01)	$(1.00)	$(1.96)	$(1.76)
Diluted net (loss) per share	$(0.75)	$(1.01)	$(1.00)	$(1.96)	$(1.80)
Basic weighted average shares outstanding	27,291	20,663	15,861	10,298	9,449
Diluted weighted average shares outstanding	27,291	20,663	15,861	10,299	9,462

	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$161	$9,541	$9,502	$19,459	$25,554
Working capital (deficit)	(17,946)	3,566	12,378	18,333	27,389
Total assets	35,406	52,221	42,434	48,884	47,105
Debt, excluding current portion	—	—	2,654	4,642	6,000
Accumulated deficit	(157,716)	(134,834)	(113,954)	(98,151)	(77,967)
Total stockholders' equity	$6,802	$26,765	$25,624	$33,017	$34,554

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are an emerging leader in enabling precision medicine in oncology by providing multi-disciplinary diagnostic and data solutions, facilitating individualized therapies through our diagnostic tests, services and molecular markers. We develop, commercialize and provide molecular- and biomarker-based tests and services, including proprietary preclinical oncology and immuno-oncology services, that enable biotech and pharmaceutical companies engaged in oncology trials to better select candidate populations and reduce adverse drug reactions by providing information regarding genomic factors influencing subject responses to therapeutics. Through our clinical services, we enable physicians to personalize the clinical management of each individual patient by providing genomic information to better diagnose, monitor and inform cancer treatment. We have a comprehensive, disease-focused oncology testing portfolio, and an extensive set of anti-tumor referenced data based on predictive xenograft and syngeneic tumor models. Our tests and techniques target a wide range of indications, covering all ten of the top cancers in prevalence in the United States, with additional unique capabilities offered by our FDA-cleared Tissue of Origin® test for identifying difficult to diagnose tumor types or poorly differentiated metastatic disease. Following the acquisition of vivoPharm Pty Ltd (“vivoPharm”) we provide contract research services, focused primarily on unique specialized studies to guide drug discovery and development programs in the oncology and immuno-oncology fields.

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

Net cash used in operating activities was $12.6 million and $13.6 million for the years ended December 31, 2018 and 2017, respectively, and the Company had unrestricted cash and cash equivalents of $0.2 million at December 31, 2018, a reduction from $9.5 million at December 31, 2017. The Company has negative working capital at December 31, 2018 of $17.9 million.

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

While we have implemented an aggressive consolidation strategy to reduce our operating costs in 2018, including the closure of our California laboratory and facility, we expect to continue to incur material losses for the near future. We incurred losses of $20.4 million and $20.9 million for fiscal years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $157.7 million. We need to raise additional capital or execute on our plans to execute a strategic transaction. The report of our independent registered public accounting firm with respect to our financial statements appearing in Part II Item 8 of this annual report on Form 10-K contains an explanatory paragraph stating that our operating losses and negative cash flows from operations, raise substantial doubt about our ability to continue as a going concern. There can be no assurance that additional capital will be available to us on acceptable terms, if at all, or that we will complete a strategic transaction. In addition, we are in default of certain financial covenants in our credit agreements with our senior lenders and our ABL matures on April 15, 2019. While we have negotiated forbearance agreements with both lenders through April 15, 2019, we will not be able to close on a strategic transaction on or before April 15, 2019, and there is no assurance that will be able to extend the forbearance periods or the term of the ABL.

Sale of India Subsidiary

On April 26, 2018, we sold our India subsidiary, BioServe Biotechnologies (India) Private Limited (“BioServe”) to Reprocell, Inc., for $1.9 million, including $1.6 million in cash at closing and up to an additional $0.3 million, which was contingent upon the India subsidiary meeting a specified revenue target through August 31, 2018. The contingent consideration was reduced to $0.2 million and received in November 2018. As a result of this transaction, we recognized a loss of approximately $0.1 million on the disposal of BioServe, which is included in other income (expense) in our Consolidated Statements of Operations and Other Comprehensive Loss.

Restructuring

In 2018, the Company adopted a plan to migrate its California operations to its New Jersey and North Carolina locations and to permanently close its California laboratory. The Company incurred approximately $2.3 million of restructuring costs during the year ended December 31, 2018 as the result of this consolidation of our operations.

Merger Agreement

On September 18, 2018, we entered into an agreement and plan of merger (the “Merger Agreement”) with NovellusDx, Ltd., a privately-held company formed under the law of the State of Israel (“NDX”), in regards to Wogolos Ltd., our wholly-owned subsidiary company formed under the laws of the State of Israel. Subject to satisfaction or waiver of the conditions set forth in the Merger Agreement, Wogolos Ltd. would have merged with and into NDX, with NDX becoming a wholly-owned subsidiary of us and the surviving company. In connection with the signing of the Merger Agreement, we entered into a credit agreement with NDX, pursuant to which NDX loaned us $1.5 million (“Advance from NDX”).

On December 15, 2018, we terminated the Merger Agreement. As a result, the Advance from NDX, plus interest thereon, became due and payable on March 15, 2019. In addition, the interest rate was increased beginning on December 15, 2018 to 21% due to an event of default. The default also gives NDX the right to convert all, but not less than all, of the outstanding balance into shares of the Company’s common stock at a conversion price of $0.606 per share.

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
During the year ended December 31, 2018, no Biopharma clients accounted for more than 10% of our revenue. During the year ended December 31, 2017, one Biopharma client accounted for approximately 11% of our revenue.

We receive revenue for our Clinical Services from Medicare, other insurance carriers and other healthcare facilities. Some of our customers choose, generally at the beginning of our relationship, to pay for laboratory services directly as opposed to having patients (or their insurers) pay for those services and providing us with the patients’ insurance information. A hospital may elect to be a direct bill customer and pay our bills directly, or may provide us with patient information so that their patients pay our bills, in which case we generally expect payment from their private insurance carrier or Medicare. In a few instances, we have arrangements where a hospital may have two accounts with us, so that certain tests are billed directly to the hospital, and certain tests are billed to and paid by a patient’s insurer. The billing arrangements generally are dictated by our customers and in accordance with state and federal law. For the year ended December 31, 2018, Medicare and other third party payors accounted for approximately 8% and 19% of our total revenue, respectively.

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

Operating Expenses

We classify our operating expenses into five categories: research and development, sales and marketing, general and administrative; restructuring costs and merger costs. Our operating expenses principally consist of personnel costs, including non-cash stock-based compensation, outside services, laboratory consumables and overhead, development costs, marketing program costs and legal and accounting fees.

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

Sales and Marketing Expenses. Our sales and marketing expenses consist principally of personnel and related overhead costs for our sales team and their support personnel, travel and entertainment expenses, and other selling costs including sales collaterals and trade shows. We expect our sales and marketing expenses to decrease as we expand into existing geographies and customize clinical tests and services.

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

Merger Costs. In the pursuit of various strategic options for the Company, legal and other professional costs are incurred while evaluating, negotiating, executing and implementing merger and acquisition alternatives. While this expense is a non-recurring cost, until such time as we complete a strategic transaction, we expect to incur these expenses in the near term.

Seasonality

Our business experiences decreased demand during spring vacation season, summer months and the December holiday season when patients are less likely to visit their health care providers. We expect this trend in seasonality to continue for the foreseeable future.

Results of Operations

Years Ended December 31, 2018 and 2017

The following table sets forth certain information concerning our results of operations for the periods shown:

	Year Ended December 31,		Change
	2018	2017	$	%
(dollars in thousands)
Revenue	$27,470	$29,121	$(1,651)	-6%
Cost of revenues	18,724	18,070	654	4%
Research and development expenses	2,488	4,789	(2,301)	-48%
General and administrative expenses	19,184	19,894	(710)	-4%
Sales and marketing expenses	5,268	4,990	278	6%
Restructuring costs	2,320	—	2,320	N/A
Merger costs	1,464	—	1,464	N/A
Total operating loss	(21,978)	(18,622)	(3,356)	18%
Interest (expense), net	(2,099)	(2,065)	(34)	2%
Change in fair value of warrant liability	3,732	(1,964)	5,696	-290%
Change in fair value of other derivatives	(86)	—	(86)	N/A
Change in fair value of acquisition note payable	136	(42)	178	-424%
Other expense	(78)	(266)	188	-71%
Loss before income taxes	(20,373)	(22,959)	2,586	-11%
Income tax (benefit)	—	(2,079)	2,079	N/A
Net loss	$(20,373)	$(20,880)	$507	-2%

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

Reconciliation from GAAP to Non-GAAP Results (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017
Reconciliation of net (loss):
Net (loss)	$(20,373)	$(20,880)
Adjustments:
Change in fair value of acquisition note payable	(136)	42
Change in fair value of other derivatives	86	—
Change in fair value of warrant liability	(3,732)	1,964
Adjusted net (loss)	$(24,155)	$(18,874)
Reconciliation of basic and diluted net (loss) per share:
Basic and diluted net (loss) per share	$(0.75)	$(1.01)
Adjustments to net (loss)	(0.14)	0.10
Adjusted basic and diluted net (loss) per share	$(0.89)	$(0.91)
Basic and diluted weighted-average shares outstanding	27,291	20,663

Adjusted net (loss) increased 28% to $24.2 million during the year ended December 31, 2018, from an adjusted net (loss) of $18.9 million during the year ended December 31, 2017. Adjusted basic and diluted net (loss) per share decreased 2% to $0.89 during the year ended December 31, 2018, down from $0.91 during the year ended December 31, 2017.

Revenue

The breakdown of our revenue is as follows:

	Year Ended December 31,				Change
	2018		2017
(dollars in thousands)	$	%	$	%	$	%
Biopharma Services	14,828	54%	14,629	50%	199	1%
Clinical Services	7,429	27%	10,774	37%	(3,345)	(31)%
Discovery Services	5,213	19%	3,718	13%	1,495	40%
Total Revenue	27,470	100%	29,121	100%	(1,651)	(6)%

Revenue decreased 6%, or $1.7 million, to $27.5 million for the year ended December 31, 2018, from $29.1 million for the year ended December 31, 2017, principally due to lower realization on third party and direct billings in our Clinical Services and the effects of the adoption of the new revenue recognition standard, which is directly the result of actual cash collection trends, offset in part by an increase in our Discovery Services.

Revenue from Biopharma Services increased 1%, or $0.2 million, to $14.8 million for the year ended December 31, 2018, from $14.6 million for the year ended December 31, 2017, principally due to the variability of timing related to project start dates and patient recruitment into clinical trials by our customers. Revenue from Clinical Services customers decreased 31%, or $3.3 million, to $7.4 million for the year ended December 31, 2018, from $10.8 million for the year ended December 31, 2017, principally due to lower realization on third party and direct billings and the effects of the adoption of the new revenue recognition standard. Revenue from Discovery Services increased $1.5 million, to $5.2 million for the year ended December 31, 2018, from $3.7 million for the year ended December 31, 2017 due to a full year of operations at vivoPharm, which was acquired in August 2017.

Cost of Revenues

Cost of revenues increased 4%, or $0.7 million, to $18.7 million for the year ended December 31, 2018, from $18.1 million for the year ended December 31, 2017, principally due to increased shipping and payroll costs of $1.0 million and $1.1 million, respectively, as a result of a full year of operations at vivoPharm, offset, in part, by a decrease in lab supplies of $1.2 million and a decrease of $0.4 million in depreciation and amortization. Gross margin declined from 38% to 32% during the year ended December 31, 2018. The decline in gross margin was caused by the challenges of cash collections in our clinical services business, which reduced our recorded revenue in the period. In addition, we recognized an out of measurement period adjustment associated with the vivoPharm acquisition and a corresponding change in estimate of the contract obligations for the remaining portfolio of contracts.

Operating Expenses

Research and Development Expenses. Research and development expenses decreased 48%, or $2.3 million, to $2.5 million for the year ended December 31, 2018, from $4.8 million for the year ended December 31, 2017. The decrease relates primarily to reduced payroll and benefits costs of $1.7 million and decreased lab supplies of $0.6 million.

General and Administrative Expenses. General and administrative expenses decreased 4%, or $0.7 million to $19.2 million for the year ended December 31, 2018, from $19.9 million for the year ended December 31, 2017. The decrease primarily relates to a decline in our bad debt expense of $2.8 million due to the adoption of the new revenue recognition standard, which requires implicit price concessions to be recorded as a reduction of revenue, and large write-offs of Clinical Services revenue in 2017 related to challenges faced at our California location during the period October 2015 through December 2017. We also reduced our legal and accounting costs by $0.5 million, travel costs by $0.2 million and office supplies by $0.1 million due to expense control measures and optimizing use of legal counsel. These reductions were partially offset by an increase in professional services of $0.7 million, an increase in medical billings expense of $0.5 million, an increase in payroll and other benefits of $0.6 million, an increase in depreciation and amortization of $0.2 million due to a full year of operations at

vivoPharm, an increase in business licenses of $0.2 million, an increase in taxes of $0.3 million and an increase in software and maintenance of $0.2 million.

Sales and Marketing Expenses. Sales and marketing expenses increased 6%, or $0.3 million, to $5.3 million for the year ended December 31, 2018, from $5.0 million for the year ended December 31, 2017, principally due to increased compensation and related benefits of $0.2 million due to the effect of a full year of operating expenses related to the vivoPharm acquisition and increased rent expense of $0.1 million.

Restructuring Costs: Restructuring costs of $2.3 million were incurred during the year ended December 31, 2018, primarily associated with the closure of the California laboratory and operations.

Merger Costs. Merger costs of $1.5 million were incurred during the year ended December 31, 2018, principally due to the evaluation and pursuit of strategic options, including the terminated merger with NDX.

Interest Expense, Net

Interest expense, net remained consistent during the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Change in Fair Value of Warrant Liability

Changes in fair value of some of our common stock warrants may impact our results.  Accounting rules require us to record certain of our warrants as a liability, measure the fair value of these warrants each quarter and record changes in that value in earnings. We recognized non-cash income of $3.7 million for the year ended December 31, 2018, as compared to non-cash expense of $2.0 million for the year ended December 31, 2017, as a result of fluctuations in our stock price. In the future, if our stock price increases, we would record a non-cash charge as a result of changes in the fair value of our common stock warrants. Consequently, we may be exposed to non-cash charges, or we may record non-cash income, as a result of this warrant exposure in future periods.

Change in Fair Value of Other Derivatives

The change in fair value of other derivatives resulted in $0.1 million of non-cash expense due to provisions in our convertible note and Advance from NDX agreements that qualify as derivatives. We considered the probabilities of the occurrence or non-occurrence of various scenarios, as well as any potential changes in interest rates, in determining the valuation of these derivatives.

Change in Fair Value of Acquisition Note Payable

The change in fair value of the acquisition note payable resulted in $0.1 million in non-cash income for the year ended December 31, 2018, as compared to non-cash expense $42,000 for the year ended December 31, 2017 as a result of fluctuations in our stock price.

Other Expense

During the year ended December 31, 2018, we recognized a loss on the sale of our India subsidiary of approximately $0.1 million. During the year ended December 31, 2017, we incurred $0.3 million of aggregate expense resulting from the issuance of derivative warrants as part of a debt refinancing and the 2017 Offering (as defined below).

Income Taxes

During 2017, we received approximately $2.1 million of net proceeds from the sale of state NOL’s and state research and development credits. No NOL’s or research and development tax credits were sold during the year ended December 31, 2018. However, we received $0.5 million of net proceeds from the sale of state NOL’s and state research and development credits on April 12, 2019.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity have been funds generated from our debt financings and equity financings. In addition, we have generated funds from the following sources: (i) cash collections from customers and (ii) cash received from sale of state NOL’s. On April 26, 2018, we sold our India subsidiary for $1.9 million, including $1.6 million in cash at closing and up to an additional $0.3 million, which was contingent upon the India subsidiary meeting a specified revenue target through August 31, 2018. The contingent consideration was reduced to $0.2 million and received in November 2018. In general, our primary uses of cash are providing for operating expenses, working capital purposes and servicing debt.

Line of Credit and Term Note

On March 22, 2017, we entered into a two year asset-based revolving line of credit agreement with Silicon Valley Bank (“SVB”). The SVB credit facility provided for an asset-based line of credit (“ABL”) for an amount not to exceed the lesser of (a) $6.0 million or (b) an amount equal to 80% of eligible accounts receivable plus the lesser of 50% of the net collectible value of third party accounts receivable or three times the average monthly collection amount of third party accounts receivable over the previous quarter. The ABL required monthly interest payments at the Wall Street Journal prime rate plus 1.5% (7.0% at December 31, 2018) and was scheduled to mature on March 22, 2019. We pay a fee of 0.25% per year on the average unused portion of the ABL. In August 2018, the maximum borrowings were reduced from $6.0 million to $3.0 million. Subsequent to year-end, the interest rate was adjusted to the Wall Street Journal prime rate plus 2.25% and the maturity date was extended through April 15, 2019, subject to the Company satisfying certain milestones of the forbearance agreement discussed below. At December 31, 2018, we had borrowed $2.6 million on the ABL, which was the maximum amount allowed based on eligible accounts receivable at the time and timing related to cash collections of accounts receivable.

On March 22, 2017, we concurrently entered into a three year $6.0 million term loan agreement (“PFG Term Note”) with Partners for Growth IV, L.P. (“PFG”). The PFG Term Note is an interest only loan with the full principal and any outstanding interest due at maturity on March 22, 2020. Interest is payable monthly at a rate of 11.5% per annum. At December 31, 2018, the PFG Term Note had a principal balance of $6.0 million.

Both loan agreements require us to comply with certain financial covenants, including minimum adjusted EBITDA, revenue and liquidity covenants, and restrict us from, among other things, paying cash dividends, incurring debt and entering into certain transactions without the prior consent of the lenders. Repayment of amounts borrowed under the loan agreements may be accelerated if an event of default occurs, which includes, among other things, a violation of such financial covenants and negative covenants. As of December 31, 2018, January 31, 2019, February 28, 2019 and March 31, 2019, we were in violation of certain financial covenants in the loan agreements. In January 2019, we entered into forbearance agreements with both lenders that, among other things, (i) require us to comply with certain milestones in connection with a potential strategic transaction satisfactory to PFG and SVB with an anticipated closing date of on or before April 15, 2019 (the “Milestones”), (ii) provide for PFG and SVB’s forbearance of their respective rights and remedies resulting from existing and stated potential events of default under the PFG Term Note and ABL until the earlier of (a) the occurrence of an additional event of default or (b) February 15, 2019; provided such date shall be automatically extended to (1) February 28, 2019 and then to (2) April 15, 2019 so long as we are in compliance with the Milestones required as of such dates and (iii) extend the maturity date of the ABL until April 15, 2019. The Company will not be able to close on a strategic transaction on or before April 15, 2019. No assurance can be given that the Company will be able to extend the maturity of the ABL beyond April 15, 2019 or extend the forbearances with SVB and PFG beyond April 15, 2019.

Convertible Debt

On July 17, 2018, the Company entered into a convertible note with Iliad Research and Trading, L.P. (“Iliad”), with an initial principal amount of $2.6 million (“Convertible Note”). The Convertible Note has an 18 month term and carries interest at 10% per annum. The note is convertible into shares of the Company’s common stock at a conversion price of $0.80 per share upon 5 trading days’ notice, subject to certain adjustments (standard dilution) and ownership limitations specified in the Convertible Note.

Advance from NDX

On September 18, 2018, NDX loaned us $1.5 million. The Advance from NDX bears interest at 10.75% and is payable on March 15, 2019. The interest rate was increased to 21% on December 15, 2018 due to the termination of the Merger Agreement, which was an event of default. The default also gives NDX the right to convert all, but not less than all, of the outstanding balance into shares of the Company’s common stock at a conversion price of $0.606 per share.

2019 Offerings

On January 9, 2019, we entered into an underwriting agreement with H.C. Wainwright & Co., LLC (“H.C. Wainwright”), relating to an underwritten public offering of 13,333,334 shares of our common stock for $0.225 per share. We received proceeds from the offering of approximately $2.4 million, net of expenses and discounts of approximately $0.6 million. We also issued warrants to purchase 933,334 shares of common stock to H.C. Wainwright in connection with this offering. The warrants are exercisable for five years from the date of issuance at a per share price of $0.2475.

On January 26, 2019, we issued 15,217,392 shares of common stock at a public offering price of $0.23 per share. We received proceeds from the offering of approximately $3.0 million, net of expenses and discounts of approximately $0.5 million. We also issued warrants to purchase 1,065,217 shares of common stock to the underwriter, H.C. Wainwright, in connection with this offering. The warrants are exercisable for five years from the date of issuance at a per share price of $0.253.

2017 Offering

On December 8, 2017, we sold 3,500,000 shares of our common stock and warrants to purchase 3,500,000 shares of common stock in a public offering (“2017 Offering”). The offering resulted in gross proceeds of $7.0 million. The 2017 Offering warrants have an exercise price of $2.35 per share of common stock. In addition, we issued warrants to purchase an aggregate of 175,000 shares of common stock at $2.50 per share to the placement agent. Subject to certain ownership limitations, these warrants were initially exercisable 6 months from the issuance date and are exercisable for 12 months from the initial exercise date.

Common Stock Purchase Agreement with Aspire Capital

On August 14, 2017, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that Aspire Capital is committed to purchase up to an aggregate of $16 million of our common stock (the “Purchase Shares”) from time to time over the 24-month term of the Purchase Agreement. Aspire Capital made an initial purchase of 1,000,000 Purchase Shares (the “Initial Purchase”) at a purchase price of $3.00 per share on the commencement date of the agreement.

As of December 31, 2018, the Company has sold 1,000,000 shares under this agreement at $3.00 per share, resulting in proceeds of approximately $3.0 million, net of offering costs of approximately $35,000. The Company has also issued 320,000 shares as consideration for entering into the Purchase Agreement. The Company has not deferred any offering costs associated with this agreement. Due to the price of the Company’s stock being lower than the $3.00 per share, the Company does not expect to sell more shares under the Purchase Agreement in the foreseeable future.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Year Ended December 31,
	2018	2017
(in thousands)
Cash provided by (used in):
Operating activities	$(12,552)	$(13,564)
Investing activities	1,084	(2,701)
Financing activities	2,147	16,338
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	(59)	16
Net increase (decrease) in cash and cash equivalents and restricted cash	$(9,380)	$89

We had cash and cash equivalents and restricted cash of $0.5 million and $9.9 million at December 31, 2018 and 2017, respectively.

The $9.4 million decrease in cash and cash equivalents and restricted cash was principally the result of $12.6 million of net cash used to fund operations and $1.5 million used to repay debt. These uses were offset by net proceeds of $2.5 million and $1.5 million received from Iliad and NDX, respectively, and net proceeds of $1.8 million received from the sale of our India subsidiary.

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

Cash Used in Operating Activities

Net cash used in operating activities was $12.6 million for the year ended December 31, 2018. We used $17.6 million in net cash to run our core operations, including losses from operations and $1.3 million in cash paid for interest. These uses were partially offset by a net decrease in accounts receivable of $1.0 million, a net increase in accounts payable, accrued expenses and deferred revenue of $3.8 million and a net decrease in other current assets of $0.3 million.

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

Cash Used in Investing Activities

Net cash provided by investing activities was $1.1 million for the year ended December 31, 2018. During 2018, we received net proceeds of $1.8 million from the sale of our India subsidiary. These proceeds were partially offset by $0.7 million of fixed asset additions.

Net cash used in investing activities was $2.7 million for the year ended December 31, 2017 and principally resulted from the purchase of fixed assets for $1.3 million, net cash used in the acquisition of vivoPharm of $1.1 million, patent costs of $0.1 million, and $0.2 million used in a cost method investment.

Cash Used/Provided by Financing Activities

Net cash provided by financing activities was $2.1 million for the year ended December 31, 2018 and principally resulted from net proceeds received from the Convertible Note of $2.5 million and proceeds received from NDX of $1.5 million, offset, in part, by net repayments on our ABL of $1.5 million and capital lease payments of $0.3 million.

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

Capital Resources, Acquisitions and Expenditure Requirements

We expect to continue to incur material operating losses in the future. It may take several years, if ever, to achieve positive operational cash flow. We may need to raise additional capital to fund our current operations, to repay certain outstanding indebtedness and to fund expansion of our business to meet our long-term business objectives through public or private equity offerings, debt financings, borrowings or strategic partnerships coupled with an investment in our company or a combination thereof. If we raise additional funds through the issuance of convertible debt securities, or other debt securities, these securities could be secured and could have rights senior to those of our common stock. In addition, any new debt incurred by the Company could impose covenants that restrict our operations and increase our interest expense. The issuance of any new equity securities will also dilute the interest of our current stockholders. Given the risks associated with our business, including our unprofitable operating history and our ability to develop additional proprietary tests, additional capital may not be available when needed on acceptable terms, or at all. If adequate funds are not available, we will need to curb our expansion plans or limit our research and development activities, which may have a material adverse impact on our business prospects and results of operations. Due to the terms of the ABL, we have reached the borrowing limit based on eligible accounts receivable at December 31, 2018. In addition, we were in violation of certain financial covenants with SVB and PFG as of December 31, 2018, January 31, 2019, February 28, 2019 and March 31, 2019. We have negotiated forbearance agreements with both lenders, as discussed above. However, we will not be able to close on a strategic transaction on or before April 15, 2019, and no assurance can be given that we will be able to extend the maturity of the ABL beyond April 15, 2019 or extend the forbearances beyond April 15, 2019. If our lenders were to seek repayment of the loans we would likely not have adequate capital to make such payment and continue to operate our business.

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

Meanwhile we are taking steps to improve our operating cash flow. We can provide no assurances that our current actions will be successful or that any additional sources of financing will be available to us on favorable terms, if at all, when needed. Our cash position, recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2018 with respect to this uncertainty. This going concern opinion, and any future going concern opinion, could materially limit our ability to raise additional capital. The perception that we may not be able to continue as a going concern may cause potential partners or investors to choose not to deal with us due to concerns about our ability to meet our contractual and financial obligations. If we cannot continue as a going concern, our stockholders may lose their entire investment in our common stock.

Our forecast of the period of time through which our current financial resources will be adequate to support our operations and our expected operating expenses are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

•	our ability to extend our forbearance agreements and the ABL;

•	our ability to achieve revenue growth and profitability;

•	our ability to secure financing and the amount thereof;

•	the costs for funding the operations we recently acquired and our ability to realize anticipated benefits from the vivoPharm acquisition;

•	our ability to improve efficiency of billing and collection processes;

•	our ability to obtain approvals for our new diagnostic tests;

•	our ability to execute on our marketing and sales strategy for our tests and gain acceptance of our tests in the market;

•	our ability to obtain adequate reimbursement from governmental and other third-party payors for our tests and services;

•	our ability to maintain our present customer base and obtain new customers;

•	our ability to clinically validate our pipeline of tests currently in development;

•	the costs of operating and enhancing our laboratory facilities;

•	our ability to succeed with our cost control initiative;

•	our ability to satisfy US (FDA) and international regulatory regiments with respect to our tests and services, many of which are new and still evolving;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	our ability to manage the costs of manufacturing our tests;

•	our rate of progress in, and cost of research and development activities associated with, products in research and early development;

•	the effect of competing technological and market developments;

•	costs related to expansion; and

•	other risks discussed in the section entitled “Risk Factors.”

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

The consolidated financial statements for the year ended December 31, 2018 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets.  The ability of the Company to meet its obligations, and to continue as a going concern is dependent upon the availability of future funding and the continued growth in revenues.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Future Contractual Obligations

The following table reflects a summary of our estimates of future contractual obligations as of December 31, 2018. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of items under U.S. GAAP as currently in effect and certain assumptions, such as the interest rate on our variable debt that was in effect as of December 31, 2018. Future events could cause actual payments to differ from these amounts.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
(dollars in thousands)
Principal and interest under notes payable and lines of credit	$13,054	$13,054	$—	$—	$—
Capital lease obligations, including interest, for equipment	777	394	370	13	—
Operating lease obligations relating to corporate headquarters and clinical laboratories	3,612	1,388	1,567	657	—
Total	$17,443	$14,836	$1,937	$670	$—

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

The notes to our audited consolidated financial statements contain a summary of our significant accounting policies. We consider the following accounting policies critical to the understanding of the results of our operations:

•	Revenue recognition;

•	Accounts receivable and bad debts;

•	Warrant liabilities and other derivatives; and

•	Impairment of intangibles and long-lived assets.

Recent Accounting Pronouncements

The notes to our audited consolidated financial statements contain a summary of recent accounting pronouncements.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk

We have exposure to financial market risks, including changes in foreign currency exchange rates and interest rates, and risk associated with how we invest our cash.

Foreign Exchange Risk

We conduct business in foreign markets through our subsidiary in Australia (vivoPharm Pty Ltd.) and through our subsidiary in Italy (Cancer Genetics Italia, S.r.l.). For the years ended December 31, 2018 and 2017, approximately 7% and 6%, respectively, of our revenues were earned outside the United States and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the United States dollar and the subsequent translation of the Australia Dollar or Euro to United States dollars. We currently do not hedge currency risk. The translation adjustments for the years ended December 31, 2018 and 2017 were not significant.

Interest Rate Risk

At December 31, 2018, we had interest rate risk primarily related to borrowings of $2.6 million on the asset-based line of credit with Silicon Valley Bank (“ABL”). The ABL requires monthly interest payments at the Wall Street Journal prime rate plus 1.5% (7.0% at December 31, 2018). If interest rates increased by 1.0%, interest expense on our current borrowings would increase by approximately $7,500, calculated based on the current maturity date of April 15, 2019.

Investment of Cash

We invest our cash primarily in money market funds. Because of the short-term nature of these investments, we do not believe we have material exposure due to market risk. The impact to our financial position and results of operations from likely changes in interest rates is not material.

Item 8.	Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
Cancer Genetics, Inc. and Subsidiaries
Consolidated Financial Report December 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cancer Genetics, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cancer Genetics, Inc. and its subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations and other comprehensive loss, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses, and has an accumulated deficit and negative cash flows from operations. The Company is also in violation of certain debt covenants. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for recognizing revenue effective January 1, 2018 due to the adoption of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers”.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2010.

New York, New York
April 15, 2019

CANCER GENETICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$161	$9,541
Accounts receivable, net of allowance for doubtful accounts of 2018 $3,462; 2017 $6,539	7,038	10,958
Other current assets	2,148	2,707
Total current assets	9,347	23,206
FIXED ASSETS, net of accumulated depreciation	4,056	5,550
OTHER ASSETS
Restricted cash	350	350
Patents and other intangible assets, net of accumulated amortization	4,004	4,478
Investment in joint venture	92	246
Goodwill	17,257	17,992
Other	300	399
Total other assets	22,003	23,465
Total Assets	$35,406	$52,221
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$13,067	$8,715
Obligations under capital leases, current portion	330	272
Deferred revenue	2,173	516
Line of credit	2,621	4,137
Term note	6,000	6,000
Convertible note, net	2,481	—
Advance from NovellusDx, Ltd., net	535	—
Other derivatives	86	—
Total current liabilities	27,293	19,640
Obligations under capital leases	379	624
Deferred rent payable and other	305	360
Warrant liability	248	4,403
Deferred revenue, long-term	379	429
Total Liabilities	28,604	25,456
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 9,764 shares $0.0001 par value, none issued	—	—
Common stock, authorized 100,000 shares, $0.0001 par value, 27,726 and 27,754 shares issued and outstanding as of December 31, 2018 and 2017, respectively	3	3
Additional paid-in capital	164,455	161,527
Accumulated other comprehensive income	60	69
Accumulated deficit	(157,716)	(134,834)
Total Stockholders’ Equity	6,802	26,765
Total Liabilities and Stockholders’ Equity	$35,406	$52,221
See Notes to Consolidated Financial Statements.

CANCER GENETICS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Other Comprehensive Loss
(in thousands, except per share amounts)

	Years Ended December 31,
	2018	2017
Revenue	$27,470	$29,121
Cost of revenues	18,724	18,070
Gross profit	8,746	11,051
Operating expenses:
Research and development	2,488	4,789
General and administrative	19,184	19,894
Sales and marketing	5,268	4,990
Restructuring costs	2,320	—
Merger costs	1,464	—
Total operating expenses	30,724	29,673
Loss from operations	(21,978)	(18,622)
Other income (expense):
Interest expense	(2,120)	(2,128)
Interest income	21	63
Change in fair value of warrant liability	3,732	(1,964)
Change in fair value of other derivatives	(86)	—
Change in fair value of acquisition note payable	136	(42)
Other expense	(78)	(266)
Total other income (expense)	1,605	(4,337)
Loss before income taxes	(20,373)	(22,959)
Income tax (benefit)	—	(2,079)
Net (loss)	$(20,373)	$(20,880)
Basic and diluted net (loss) per share	$(0.75)	$(1.01)
Basic and diluted weighted average shares outstanding	27,291	20,663

Net (loss)	(20,373)	(20,880)
Unrealized gain (loss) on foreign currency translation	(9)	69
Total comprehensive (loss)	$(20,382)	$(20,811)
See Notes to Consolidated Financial Statements.

CANCER GENETICS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2018 and 2017
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2016	18,936	$2	$139,576	$—	$(113,954)	$25,624
Stock based compensation - employees	68	—	1,826	—	—	1,826
Stock based compensation - non-employees	—	—	69	—	—	69
Exercise of warrants	857	—	4,609	—	—	4,609
Exercise of options	3	—	7	—	—	7
Issuance of stock - consultant	2	—	5	—	—	5
Issuance of stock - acquisition of vivoPharm, Pty Ltd.	3,068	—	8,084	—	—	8,084
Issuance of stock - Aspire Capital	1,320	—	2,965	—	—	2,965
Issuance of stock - 2017 Offering	3,500	1	4,386	—	—	4,387
Unrealized gain on foreign currency translation	—	—	—	69	—	69
Net loss	—	—	—	—	(20,880)	(20,880)
Balance, December 31, 2017	27,754	3	161,527	69	(134,834)	26,765
Stock based compensation—employees	(28)	—	921	—		921
Fair value of warrants reclassified from liabilities to equity	—	—	423	—	—	423
Warrant modification costs	—	—	83	—	—	83
Beneficial conversion feature on Convertible Note	—	—	328	—	—	328
Beneficial conversion feature on Advance from NovellusDx, Ltd.	—	—	1,173	—	—	1,173
Transition adjustment for adoption of Accounting Standards Codification Topic 606	—	—	—	—	(2,509)	(2,509)
Unrealized loss on foreign currency translation	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(20,373)	(20,373)
Balance, December 31, 2018	27,726	$3	$164,455	$60	$(157,716)	$6,802

See Notes to Consolidated Financial Statements.

CANCER GENETICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,373)	$(20,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,602	1,799
Amortization	512	366
Provision for bad debts	2,514	5,278
Stock-based compensation	921	1,895
Stock issued for consulting services	—	5
Change in fair value of warrant liability, acquisition note payable and other derivatives	(3,782)	2,006
Amortization of discount of debt and debt issuance costs	517	1,299
Loss on disposal of fixed assets and sale of India subsidiary	204	—
Modification of 2017 Debt warrants	83	—
Loss in equity-method investment	154	22
Loss on extinguishment of debt	—	78
Change in working capital components:
Accounts receivable	1,041	(3,583)
Other current assets	330	(159)
Other non-current assets	1	—
Accounts payable, accrued expenses and deferred revenue	3,766	(1,538)
Deferred rent and other	(42)	(152)
Net cash (used in) operating activities	(12,552)	(13,564)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(649)	(1,284)
Patent costs	(31)	(126)
Purchase of cost method investment	—	(200)
Cash received in the sale of India subsidiary, net of cash transferred	1,764	—
Cash used in acquisition of vivoPharm, Pty Ltd., net of cash received	—	(1,091)
Net cash provided by (used in) investing activities	1,084	(2,701)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(337)	(230)
Proceeds from warrant and option exercises	—	1,834
Proceeds from offerings of equity and derivative warrants, net of certain offering costs	—	6,586
Proceeds from borrowings on Silicon Valley Bank line of credit	12,055	4,137
Repayments of borrowings on Silicon Valley Bank line of credit	(13,571)	—
Proceeds from Convertible Note	2,500	—
Advance from NovellusDx, Ltd.	1,500	—
Proceeds from Partners for Growth IV, L.P. term note	—	6,000
Proceeds from Aspire Capital common stock purchase, net of certain offering costs	—	2,965
Payment of debt issuance costs	—	(287)
Principal payments on Silicon Valley Bank term note	—	(4,667)
Net cash provided by financing activities	2,147	16,338
Effect of foreign currency exchange rates on cash and cash equivalents	(59)	16
Net increase (decrease) in cash and cash equivalents	(9,380)	89
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Beginning	9,891	9,802
Ending	$511	$9,891

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$1,271	$871
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Fixed assets acquired through capital lease arrangements	$150	$567
Derivative warrants issued with debt	—	1,004
Value of shares issued as partial consideration to purchase vivoPharm, Pty Ltd.	—	8,084
Derivative warrants issued with common stock	—	2,199
Fair value of warrants reclassified from liabilities to equity	423	—
Beneficial conversion feature on Convertible Note	328	—
Beneficial conversion feature on Advance from NovelluxDx, Ltd.	1,173	—
Sale of India subsidiary:
Accounts receivable, net	$365	$—
Other current assets	229	—
Fixed assets, net	608	—
Goodwill	735	—
Other noncurrent assets	98	—
Accounts payable, accrued expenses and deferred revenue	(180)	—
Deferred rent and other	(13)	—
Loss on sale of India subsidiary	(78)	—
Cash received in the sale of India subsidiary, net of cash transferred	$1,764	$—
See Notes to Consolidated Financial Statements.

CANCER GENETICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1. Organization, Description of Business, Sale of India Subsidiary, Restructuring, Financing, Merger and Offerings

We are an emerging leader in enabling precision medicine in oncology by providing multi-disciplinary diagnostic and data solutions, facilitating individualized therapies through our diagnostic tests, services and molecular markers. We develop, commercialize and provide molecular- and biomarker-based tests and services, including proprietary preclinical oncology and immuno-oncology services, that enable biotech and pharmaceutical companies engaged in oncology and immuno-oncology trials to better select candidate populations and reduce adverse drug reactions by providing information regarding genomic and molecular factors influencing subject responses to therapeutics. Through our clinical services, we enable physicians to personalize the clinical management of each individual patient by providing genomic information to better diagnose, monitor and inform cancer treatment. We have a comprehensive, disease-focused oncology testing portfolio, and extensive set of anti-tumor referenced data based on predictive xenograft and syngeneic tumor models. Our tests and techniques target a wide range of indications, covering all ten of the top cancers in prevalence in the United States, with additional unique capabilities offered by our FDA-cleared Tissue of Origin® test for identifying difficult to diagnose tumor types or poorly differentiated metastatic disease. Following the acquisition of vivoPharm, Pty Ltd. (“vivoPharm”) we provide contract research services, focused primarily on unique specialized studies to guide drug discovery and development programs in the oncology and immuno-oncology fields.

We were incorporated in the State of Delaware on April 8, 1999 and currently have offices and state-of-the-art laboratories located in New Jersey, North Carolina, Pennsylvania, and Australia. Our laboratories comply with the highest regulatory standards as appropriate for the services they deliver including CLIA, CAP, and NY State. Our services are built on a foundation of world-class scientific knowledge and intellectual property in solid and blood-borne cancers, as well as strong academic relationships with major cancer centers such as Memorial Sloan-Kettering, Mayo Clinic, and the National Cancer Institute. We offer preclinical services such as predictive tumor models, human orthotopic xenografts and syngeneic immuno-oncology relevant tumor models in our Hershey PA facility, and a leader in the field of immuno-oncology preclinical services in the United States. This service is supplemented with GLP toxicology and extended bioanalytical services in our Australian based facility in Bundoora VIC.

Sale of India Subsidiary

On April 26, 2018, we sold our India subsidiary, BioServe Biotechnologies (India) Private Limited (“BioServe”) to Reprocell, Inc., for $1.9 million, including $1.6 million in cash at closing and up to an additional $300,000, which was contingent upon the India subsidiary meeting a specified revenue target through August 31, 2018. The contingent consideration was reduced to $213,000 and received in November 2018. As a result of this transaction, we recognized a loss of approximately $78,000 on the disposal of BioServe, which is included in other income (expense) in our Consolidated Statements of Operations and Other Comprehensive Loss.

Restructuring

In 2018, the Company adopted a plan to migrate its California operations to its New Jersey and North Carolina locations and to permanently close its California laboratory. The Company incurred and paid approximately $2,320,000 of restructuring costs during the the year ended December 31, 2018, which are summarized in the table below (in thousands).

Disposal activity costs	$705
Costs to consolidate facilities	766
Contract termination costs	371
Employee termination costs	478
$2,320

Convertible Debt

On July 17, 2018, the Company issued a convertible promissory note to an institutional accredited investor in the initial principal amount of $2,625,000 (“Convertible Note”), as described in Note 7. The Convertible Note has an 18 month term and carries interest at 10% per annum. The note is convertible into shares of the Company’s common stock at a conversion price of $0.80 per share upon 5 trading days’ notice, subject to certain adjustments (standard dilution) and ownership limitations specified in the Convertible Note. The note provides that in the event of default, the lender may, at its option, elect to increase the outstanding balance by applying the default effect (defined as outstanding balance at date of default multiplied by 15% plus outstanding amount) by providing written notice to the Company. Additionally, the lender may elect to increase the interest rate to 22% in the event of default.

Merger with NovellusDx, Ltd.

On September 18, 2018, we entered into an agreement and plan of merger (the “Merger Agreement”) with NovellusDx, Ltd., a privately-held company formed under the law of the State of Israel (“NDX”), in regards to Wogolos Ltd., our wholly-owned subsidiary company formed under the laws of the State of Israel. Subject to satisfaction or waiver of the conditions set forth in the Merger Agreement, Wogolos Ltd. would have merged with and into NDX, with NDX becoming a wholly-owned subsidiary of us and the surviving company. In connection with the signing of the Merger Agreement, we entered into a credit agreement with NDX, pursuant to which NDX loaned us $1,500,000 (“Advance from NDX”), as described in Note 7.

On December 15, 2018, we terminated the Merger Agreement. As a result, the Advance from NDX, plus interest thereon, became due and payable on March 15, 2019. In addition, the interest rate was increased on December 15, 2018 to 21% due to an event of default. The default also gives NDX the right to convert all, but not less than all, of the outstanding balance into shares of the Company’s common stock at a conversion price of $0.606 per share.

2019 Offerings

In January 2019, we closed two public offerings and issued an aggregate of 28,550,726 shares of common stock for approximately $5,412,000, net of expenses and discounts of approximately $1,088,000 (“2019 Offerings”). The Company also issued 1,998,551 warrants to its underwriters in conjunction with these offerings. See Note 21 for additional information.

Note 2. Going Concern

At December 31, 2018, our cash position and history of losses required management to assess our ability to continue operating as a going concern, according to Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The Company does not have sufficient cash at December 31, 2018 to fund normal operations for the next twelve months. In addition, the Company is in violation of certain financial covenants under its debt agreements at December 31, 2018, January 31, 2019, February 28, 2019 and March 31, 2019. In January 2019, the Company was able to secure forbearance agreements with both of its senior lenders and raise approximately $5,412,000, net of expenses and discounts of $1,088,000, through two public offerings. The Company's ability to continue as a going concern is dependent on the Company's ability to meet the milestones outlined in its forbearance agreements, extend the forbearance agreements and the term of the ABL beyond April 15, 2019, raise additional equity or debt capital or spin-off non-core assets to raise additional cash. These factors raise substantial doubt about the Company's ability to continue as a going concern.

We have hired Raymond James & Associates, Inc. as our financial advisor to assist with evaluating strategic alternatives. Such alternatives could include raising more capital, the acquisition of another company and/or complementary assets, the sale of the Company or non-core assets, or another type of strategic partnership. We can provide no assurances that our current actions will be successful or that additional sources of financing with be available to us on favorable terms, if at all.

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

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Cancer Genetics, Inc. and our wholly-owned subsidiaries.
All significant intercompany account balances and transactions have been eliminated in consolidation.
Foreign currency: We translate the financial statements of our foreign subsidiaries, which have a functional currency in the respective country’s local currency, to U.S. dollars using month-end exchange rates for assets and liabilities and average exchange rates for revenue, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Gains and losses resulting from foreign currency transactions that are denominated in currencies other than the entity's functional currency are included within the Consolidated Statements of Operations and Other Comprehensive Loss and were not significant during 2018 or 2017.
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

Restricted cash: Represents cash held at financial institutions which we may not withdraw and which collateralizes certain of our financial commitments. All of our restricted cash is invested in interest bearing certificates of deposit. At December 31, 2018 and 2017, our restricted cash collateralizes a $350,000 letter of credit in favor of our landlord, pursuant to the terms of the lease for our Rutherford facility. Effective January 1, 2018, we adopted ASU 2016-18, which requires companies to include restricted cash accounts with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the Consolidated Statements of Cash Flows.

Revenue recognition under ASC 606: Effective January 1, 2018, the Company recognizes revenue in accordance with FASB Accounting Standards Codification (“ASC”) 606. We adopted the new standard using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. Financial information for the year ended December 31, 2017 has not been restated and continues to be reported under the accounting standards in effect for that period.

The transition adjustment resulted in a net reduction to the opening balance of accumulated deficit of $2.5 million on January 1, 2018 and increased deferred revenue associated with Biopharma Services and Discovery Services by $1.9 million and $0.6 million, respectively, due to a change in our policies for recognized revenue for performance obligations fulfilled over time. In our Clinical Services area, the majority of the amounts historically charged as a provision for bad debts are now considered an implicit price concession in determining net revenue under ASC 606. Accordingly, we now report uncollectible balances as a reduction in the transaction price, and therefore, as a reduction in net revenues rather than a component of selling, general and administrative expenses.

The following tables present the amounts by which each financial statement line item was affected by adopting the new revenue recognition guidance (in thousands):

	Year Ended December 31, 2018
	As Reported	ASC 606 Adjustments	Balances Without Adoption
Consolidated Statements of Operations and Other Comprehensive Loss
Revenue:
Biopharma Services	$14,828	$(832)	$13,996
Clinical Services	7,429	3,954	11,383
Discovery Services	5,213	(650)	4,563
	$27,470	$2,472	$29,942

	December 31, 2018
	As Reported	ASC 606 Adjustments	Balances Without Adoption
Consolidated Balance Sheets
CURRENT ASSETS
Accounts receivable, net of allowance for doubtful accounts	$7,038	$3,954	$10,992

CURRENT LIABILITIES
Deferred revenue
Biopharma Services	$959	$(899)	$60
Clinical Services	—	—	—
Discovery Services	1,214	—	1,214
	$2,173	$(899)	$1,274

NON-CURRENT LIABILITIES
Deferred revenue
Biopharma Services	$379	$(128)	$251
Clinical Services	—	—	—
Discovery Services	—	—	—
	$379	$(128)	$251

STOCKHOLDERS' EQUITY
Accumulated (deficit)	$(157,716)	$4,981	$(152,735)

The adoption of ASC 606 had no impact on our total cash flows from operations.

We record deferred revenues (contract liabilities) when cash payments are received or due in advance of our performance, including amounts which are refundable.

The allowance for doubtful accounts does not reflect any adjustments related to the ASC 606 adjustment for accounts receivable.

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

Remaining Performance Obligations:

Services offered under the Biopharma and Discovery Services frequently take time to complete under their respective contacts. These times vary depending on specific contract arrangements including the length of the study and how samples are delivered to us for processing. In the case of Clinical Services and Discovery Services, the duration of performance obligation is less than one year. As of December 31, 2018, the Company had approximately $34.8 million in remaining performance obligations in the Biopharma Services area. We expect to recognize the remaining performance obligations over the next two to three years.

Practical Expedients:

Our customer arrangements in Biopharma Services and Discovery Services do not contain any significant financing component (interest). We have not recognized the financing component in the case of Clinical Services, as the payment plans we may grant to our self-pay customers do not to exceed six months.
We incur incremental costs on our Biopharma clients but have elected the practical expedient afforded by the new revenue standard to expense such costs as incurred.

We exclude from the measurement of the transaction price all taxes that we collect from customers that are assessed by governmental authorities and are both imposed on and concurrent with specific revenue-producing transactions.

Revenue recognition under ASC 605: Prior to 2018, the Company recognized revenue in accordance with FASB ASC 605, as well as SEC Staff Accounting Bulletin 104, for its Biopharma and Discovery Services, and ASC 954-605, Health Care Entities, Revenue Recognition for its Clinical Services. These standards generally required that four basic criteria be met before revenue could be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. In determining whether the price was fixed or determinable, we considered payment limits imposed by insurance carriers and Medicare, and the amount of revenue recorded took into account the historical percentage of revenue we had collected for each type of test for each payor category. Periodically, an adjustment was made to Clinical Services revenue to record differences between our anticipated cash receipts from third parties, such as insurance carriers and Medicare, and actual receipts from such payors. For the year ended December 31, 2017, the Company recorded an adjustment of approximately $1,640,000. For some Clinical Service and Biopharma customers billed directly, revenue was recorded based upon the contractually agreed upon fee schedule. When assessing collectability, we considered whether we had sufficient payment history to reliably estimate a payor’s individual payment patterns. We did not bill customers for shipping and handling fees, other than reimbursement of such expenses we incur on behalf of our Biopharma clients, and we did not collect any sales or other taxes from customers.

Accounts receivable: Accounts receivable are carried at net realizable value, which is the original invoice amount less an estimate for contractual adjustments, discounts and doubtful receivables, the amounts of which are determined by an analysis of individual accounts. Our policy for assessing the collectability of receivables is dependent upon the major payor source of the underlying revenue. For Biopharma and Discovery clients, an assessment of credit worthiness is performed prior to initial engagement and is reassessed periodically. If deemed necessary, an allowance is established on receivables from direct bill clients. For Clinical Services clients, we record revenues and related receivables when the testing process is complete and the results are reported. After the adoption of ASC 606 on January 1, 2018, revenue is recorded at the amount expected to be collected, which includes implicit price concessions. Under the new standard, the majority of the amounts historically charged as a provision for bad debts are now considered an implicit price concession.
Prior to the adoption of ASC 606, revenue was recorded at the expected price, taking into account the patient's ability to pay, as well as anticipated discounts, adjustments and/or contractual allowances, as applicable. After reasonable collection efforts are exhausted, amounts deemed to be uncollectible were written off against the allowance for doubtful accounts. Since the Company only recognized revenue to the extent it expected to collect such amounts, bad debt expense related to receivables from patient service revenue was recorded in general and administrative expense in the Consolidated Statements of Operations and Other Comprehensive Loss. Recoveries of accounts receivable previously written off were recorded when received. For the 2017 calendar year, the Company, as part of its evaluation of outstanding accounts receivable, determined that a substantial amount of its receivables would not likely be collectible. Accordingly, the Company recorded approximately $5,278,000 of bad debt expense in its Consolidated Statements of Operations and Other Comprehensive Loss during the year ended December 31, 2017. While the Company continues with its collections efforts on all claims, the Company determined that an additional $2,514,000 of bad debt was required for the year ended December 31, 2018 and specifically an additional $647,000 in fourth quarter 2018 beyond the previous quarter levels associated with typical collection windows of third party claims due to continued challenges associated with collections.
Deferred revenue: Payments received in advance of services rendered are recorded as deferred revenue and are subsequently recognized as revenue in the period in which the services are performed.
Fixed assets: Fixed assets consist of diagnostic equipment, furniture and fixtures, software developed for internal use and leasehold improvements. Fixed assets are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which generally range from five to seven years. Leasehold improvements are depreciated over the lesser of the lease term or the estimated useful lives of the improvements using the straight-line method. The cost of computer software developed for internal use, which consists of our lab information system that is still in its configuration and implementation stages, is capitalized and will be amortized on a straight-line basis over its estimated useful life of ten years when complete. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon sale, retirement or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss recorded to the Consolidated Statements of Operations and Other Comprehensive Loss.
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

Goodwill: Goodwill resulted from the purchases of Gentris Corporation (“Gentris”) and BioServe in 2014, the purchase of certain assets of Response Genetics in 2015 and the purchase of vivoPharm, Pty Ltd. (“vivoPharm”) in 2017. In accordance with ASC 350, Intangibles - Goodwill and Other, we are required to test goodwill for impairment and adjust for impairment losses, if any, at least annually and on an interim basis if an event or circumstance indicates that it is likely impairment has occurred. Our annual goodwill impairment testing date is October 1 of each year. No such losses were incurred during the years ended December 31, 2018 and 2017.

Goodwill (in thousands)
Balance, January 1, 2017	$12,029
Purchased through acquisition of vivoPharm	5,960
Foreign currency translation adjustment	3
Balance, December 31, 2017	17,992
Reduced by sale of our India subsidiary, BioServe	(735)
Balance, December 31, 2018	$17,257

Financing fees: Financing fees are amortized using the effective interest method over the term of the related debt. Debt is recorded net of unamortized debt issuance costs.
Warrant liability: We issued warrants during the 2016 Offerings and the 2017 Offering that contain a contingent net cash settlement feature, which are described herein as derivative warrants. We also issued warrants that were subject to a 20% reduction if we achieved certain financial milestones as part of our 2017 debt refinancing described in Note 7. At December 31, 2017, these warrants were also classified as derivative warrants but were reclassified as equity during 2018 when the number of shares issuable under the agreement became fixed. Derivative warrants are recorded as liabilities in the accompanying Consolidated Balance Sheets. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the binomial lattice, Black-Scholes and Monte Carlo valuation pricing models with the assumptions as follows: The risk-free interest rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve. The expected life of the warrants is based upon the contractual life of the warrants. We use the historical volatility of our common stock and the closing price of our shares on the NASDAQ Capital Market.
We compute the fair value of the warrant liability at each reporting period and the change in the fair value is recorded as non-cash expense or non-cash income. The key component in the value of the warrant liability is our stock price, which is subject to significant fluctuation and is not under our control. The resulting effect on our net (loss) is therefore subject to significant fluctuation and will continue to be so until the warrants are exercised, amended or expire. Assuming all other fair value inputs remain constant, we will record non-cash expense when the stock price increases and non-cash income when the stock price decreases.
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
Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have established a full valuation allowance on our deferred tax assets as of December 31, 2018 and 2017; therefore, we have not recognized any deferred tax benefit or expense in the periods presented.
ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from uncertain tax positions may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2018 and 2017 we had no uncertain tax positions.
Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. There is no accrual for interest or penalties on our Consolidated Balance Sheets at December 31, 2018 or 2017, and we have not recognized interest and/or penalties in the Consolidated Statements of Operations and Other Comprehensive Loss for the years ended December 31, 2018 or 2017.
Patents and other intangible assets: We account for intangible assets under ASC 350-30. Patents consisting of legal fees incurred are initially recorded at cost. We have also acquired patents that are initially recorded at fair value. Patents are amortized over the useful lives of the assets, using the straight-line method. Certain patents are in the legal application process and therefore are not currently being amortized. We review the carrying value of patents at the end of each reporting period. Based upon our review, there were no patent impairments in 2018 or 2017.

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
Fair value of financial instruments: The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their estimated fair values due to the short term maturities of those financial instruments. The fair value of warrants recorded as derivative liabilities, the note payable to VenturEast and other derivatives are described in Notes 15 and 16.
Joint venture accounted for under the equity method: The Company records its joint venture investment following the equity method of accounting, reflecting its initial investment in the joint venture and its share of the joint venture’s net earnings or losses and distributions. The Company’s share of the joint venture’s net loss was approximately $154,000 and $22,000 for the years ended December 31, 2018 and 2017, respectively, and is included in research and development expense on the Consolidated Statements of Operations and Other Comprehensive Loss. The Company has a net receivable due from the joint venture of approximately $10,000 at both December 31, 2018 and 2017, which is included in other assets in the Consolidated Balance Sheets. See additional information in Note 19.
Subsequent events: We have evaluated potential subsequent events through the date the financial statements were issued.

Recent Accounting Pronouncements: In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by requiring recognition of right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements (with the exception of short-term leases). The standard will become effective for interim periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” that allows entities to recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. We plan to adopt this guidance on January 1, 2019 using this new transition guidance. We currently expect to use the package of practical expedients which allows us to not (1) reassess whether any expired or existing contracts are considered a lease; (2) reassess the lease classification for any expired or existing leases; and (3) reassess the initial direct costs for any existing leases. We also expect to elect not to apply the recognition requirements for short-term leases and to include both the lease and non-lease components as a single component for all classes of assets. We are substantially complete with our implementation assessment and estimate the adoption will result in the addition of approximately $2,900,000 of assets and liabilities to our Consolidated Balance Sheet, with no significant changes to our Consolidated Statements of Operations and Other Comprehensive Loss or Cash Flows.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): “Improvements to Nonemployee Share-Based Payment Accounting,” which simplifies the accounting for nonemployee share-based payment transactions. Under the new guidance, equity-classified share-based payment awards issued to nonemployees will now be measured on the grant date, instead of the previous requirement to remeasure the awards through the performance completion date. Awards that include performance conditions will recognize compensation cost when the achievement of the performance condition is probable, rather than upon achievement of the performance condition. Finally, the current requirement to reassess the classification (equity or liability) for nonemployee awards will be eliminated, except for awards in the form of convertible instruments. The ASU is effective for annual periods beginning after December 15, 2018, but no earlier than the adoption of ASC 606. We plan to adopt the guidance on January 1, 2019. The adoption of ASU 2018-07 is not expected to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): “Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract,” which clarifies the accounting for implementation costs in cloud computing arrangements. The update will become effective for interim and annual periods beginning after December 15, 2019 and may be adopted either retrospectively or prospectively. Early adoption is permitted. We plan to adopt the guidance on the effective date and are currently evaluating the impacts of the adoption of this ASU on our consolidated financial statements.
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
Basic net loss and diluted net loss per share data were computed as follows (in thousands, except per share amounts):

	2018	2017
Numerator:
Net (loss) for basic and dilutive earnings per share	$(20,373)	$(20,880)
Denominator:
Weighted-average basic and dilutive common shares outstanding	27,291	20,663
Basic and dilutive net loss per share	$(0.75)	$(1.01)
The following table summarizes potentially dilutive adjustments to the weighted average number of common shares which were excluded from the calculation (in thousands):

	2018	2017
Common stock purchase warrants	10,055	10,055
Stock options	3,004	2,844
Restricted shares of common stock	29	705
Convertible note	3,077	—
Advance from NovellusDx, Ltd.	2,562	—
	18,727	13,604

Note 4. Revenue and Accounts Receivable

Revenue by service type for each of the years ended December 31 is comprised of the following (in thousands):

	2018	2017
Biopharma Services	$14,828	$14,629
Clinical Services	7,429	10,774
Discovery Services	5,213	3,718
	$27,470	$29,121
The table above includes approximately $4,932,000 and $2,717,000 of Discovery Services revenue from our acquisition of vivoPharm for the year ended December 31, 2018 and 2017, respectively.
Accounts receivable by service type at December 31, 2018 and 2017 consists of the following (in thousands):

	2018	2017
Biopharma Services	$3,692	$3,746
Clinical Services	6,031	12,205
Discovery Services	777	1,546
Allowance for doubtful accounts	(3,462)	(6,539)
	$7,038	$10,958

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

	2018	2017
Medicare	8%	12%
Other third party payors	19%	25%
Total Clinical Services	27%	37%
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
During the year ended December 31, 2018, no Biopharma clients accounted for more than 10% of our revenue. During the year ended December 31, 2017, one Biopharma client accounted for approximately 11% of our revenue.

Note 5. Other Current Assets

At December 31, 2018 and 2017, other current assets consisted of the following (in thousands):

	2018	2017
Inventory	$144	$144
Lab supplies	1,294	1,690
Prepaid expenses	710	873
	$2,148	$2,707

Note 6. Lease Commitments

We lease our laboratory, research facility and administrative office space under various operating leases. At December 31, 2018, we have approximately 17,900 square feet of office and laboratory space in Rutherford, New Jersey, 24,900 square feet in Morrisville, North Carolina, 5,800 square feet in Hershey, Pennsylvania, and 1,959 square feet in Bundoora, Australia. During 2018, we had a lease agreement for approximately 19,100 square feet of laboratory space in Los Angeles, California which expired on December 31, 2018. At December 31, 2018, we owed the California landlord approximately $164,000. For a portion of 2018, we also had 10,000 square feet in Hyderabad, India, which was vacated in April 2018. We have escalating lease agreements for our New Jersey, North Carolina, Pennsylvania and Australia spaces, which expire February 2023, May 2020, November 2020 and June 2021, respectively. These leases require monthly rent with periodic rent increases that vary from $0.32 to $0.85 per square foot of the rented premises per year. The difference between minimum rent and straight-line rent is recorded as deferred rent payable. The terms of our New Jersey lease require that a $350,000 security deposit for the facility be held in a stand by letter of credit in favor of the landlord (see Note 8).

We acquired office and scientific equipment under long term leases which have been capitalized at the present value of the minimum lease payments. The equipment under these capital leases had a cost of $1,493,579 and accumulated depreciation of $623,867, as of December 31, 2018.

Minimum future lease payments under all capital and operating leases as of December 31, 2018 are as follows (in thousands):

	Capital Leases	Operating Leases	Total
December 31,
2019	$394	$1,388	$1,782
2020	249	969	1,218
2021	121	598	719
2022	13	563	576
2023	—	94	94
Total minimum lease payments	$777	$3,612	$4,389
Less amount representing interest	68
Present value of net minimum obligations	709
Less current obligation under capital lease	330
Long-term obligation under capital lease	$379

Rent expense for the years ended December 31, 2018 and 2017 was approximately $1.76 million and $1.79 million, respectively.

Note 7. Financing

Line of Credit and Term Note

On March 22, 2017, we entered into a new two year asset-based revolving line of credit agreement with Silicon Valley Bank (“SVB”). The SVB credit facility provided for an asset-based line of credit (“ABL”) for an amount not to exceed the lesser of

(a) $6.0 million or (b) an amount equal to 80% of eligible accounts receivable plus the lesser of 50% of the net collectible value of third party accounts receivable or three times the average monthly collection amount of third party accounts receivable over the previous quarter. The ABL required monthly interest payments at the Wall Street Journal prime rate plus 1.5% (7.0% at December 31, 2018) and was scheduled to mature on March 22, 2019. We paid to SVB a $30,000 commitment fee at closing and pay a fee of 0.25% per year on the average unused portion of the ABL. In August 2018, the maximum borrowings were reduced from $6.0 million to $3.0 million. At December 31, 2018 and 2017, the ABL had a principal balance of $2,620,984 and $4,136,907, respectively, which is the maximum amount allowed based on eligible accounts receivable at the time and the timing of cash collections from accounts receivable. Subsequent to year-end, the interest rate was adjusted to the Wall Street Journal prime rate plus 2.25% and the maturity date was extended through April 15, 2019, subject to the Company satisfying certain milestones of the forbearance agreement discussed in Note 21.

On March 22, 2017, we concurrently entered into a three year $6.0 million term loan agreement (“PFG Term Note”) with Partners for Growth IV, L.P. (“PFG”). The PFG Term Note is an interest only loan with the full principal and any outstanding interest due at maturity on March 22, 2020. Interest is payable monthly at a rate of 11.5% per annum. We may prepay the PFG Term Note in whole or part at any time without penalty. We paid PFG a commitment fee of $120,000 at closing. At December 31, 2018 and 2017, the PFG Term Note had a principal balance of $6,000,000.

Both loan agreements require us to comply with certain financial covenants, including minimum adjusted EBITDA, revenue and liquidity covenants, and restrict us from, among other things, paying cash dividends, incurring debt and entering into certain transactions without the prior consent of the lenders. Repayment of amounts borrowed under the loan agreements may be accelerated if an event of default occurs, which includes, among other things, a violation of such financial covenants and negative covenants. As of December 31, 2018, January 31, 2019, February 28, 2019 and March 31, 2019, we were in violation of certain financial covenants. In January 2019, we entered into forbearance agreements with both lenders, as discussed in Note 21. However, we will not be able to close on a strategic transaction on or before April 15, 2019, and no assurance can be given that we will be able to extend the maturity of the ABL beyond April 15, 2019 or extend the forbearances beyond April 15, 2019, their current expiration date. We are in discussions with SVB and PFG about possible extensions of the forbearance agreements.

Our obligations to SVB under the ABL facility are secured by a first priority security interest on substantially all of our assets, and our obligations under the PFG Term Note are secured by a second priority security interest subordinated to the SVB lien.
In connection with the PFG Term Note, we issued seven year warrants to the lenders to purchase an aggregate of 443,262 shares of our common stock at an exercise price of $2.82 per share, initially valued at $1,004,000. These warrants were subject to a 20% reduction if we achieved certain financial milestones. These warrants were initially recorded as a warrant liability, and all subsequent changes in their fair value were recognized in earnings until April 2, 2018, when the number of shares of common stock issuable upon exercise of the warrants became fixed. See Notes 14 and 15. On June 30, 2018, the warrants were modified to adjust the exercise price from $2.82 per share to $0.92 per share.

At December 31, 2018, the principal amount of the PFG Term Note of $6,000,000 was due in 2020; however, due to the forbearance agreement, the debt is now considered due on demand and is presented as a current liability. As a result of financial covenant violations at December 31, 2017, we fully amortized debt issuance costs on the PFG Term Note and the ABL, resulting in additional interest expense of approximately $220,000, as well as approximately $796,000 of interest expense to accrete the remaining discount on debt on the PFG Term Note.

Convertible Note

On July 17, 2018, the Company entered into the Convertible Note with Iliad Research and Trading, L.P. (“Iliad”), with an initial principal amount of $2,625,000. The Company received consideration of $2,500,000, reflecting an original issue discount of $100,000 and expenses payable by the Company of $25,000. The Convertible Note has an 18 month term and carries interest at 10% per annum. The note is convertible into shares of the Company’s common stock at a conversion price of $0.80 per share upon 5 trading days’ notice, subject to certain adjustments (standard dilution) and ownership limitations specified in the Convertible Note and resulted in a beneficial conversion feature discount of approximately $328,000. At December 31, 2018, the principal amount of the Convertible Note was $2,625,000.

Iliad may redeem any portion of the Convertible Note, at any time after six months from the issue date upon 5 trading days’ notice, subject to a maximum monthly redemption amount of $650,000, with the Company having the option to pay such redemptions in cash, the Company’s common stock at the Conversion Price, or by a combination thereof, subject to certain conditions, including that the stock price is $1.00 per share or higher. Subsequent to year-end, the Company entered into a standstill agreement with Iliad to delay Iliad’s right to request monthly redemptions for an additional three months, as described in Note 21. The Company may prepay the outstanding balance of the Convertible Note, in part or in full, at a 10% premium to par value if prior to the one year anniversary of the date of issuance and at par if prepaid thereafter. At maturity, the Company may pay the outstanding balance in cash, the Company’s common stock at the Conversion Price, or by a combination thereof, subject to certain conditions. The note provides that in the event of default, the lender may, at its option, elect to increase the outstanding balance applying the default effect (defined as outstanding balance at date of default multiplied by 15% plus outstanding amount) by providing written notice to the Company. In addition, the interest rate increases to 22% upon default. The default effect and default interest rate provisions qualify as embedded derivatives with an estimated fair value of $55,000 at December 31, 2018.

The Convertible Note is the general unsecured obligation of the Company and is subordinated in right of payment to the ABL and PFG Term Note. The following is a summary of the Convertible Note balance at December 31, 2018 (in thousands):

Convertible Note, net of discounts of $136	$2,489
Less unamortized debt issuance costs	8
Convertible Note, net	$2,481

Advance from NDX

In connection with signing the Merger Agreement described in Note 1, NDX agreed to loan us $1,500,000. Interest originally accrued on the outstanding balance at 10.75% per annum, and the advance was to mature upon the earlier of March 31, 2019 or the date on which the Merger Agreement was terminated in accordance with its terms (or ninety days thereafter in the case of certain causes for termination). Upon certain events of default, NDX would be able to convert all, but not less than all, of the outstanding balance into shares of the Company’s common stock at a conversion price of $0.606 per share, which qualified as a contingent beneficial conversion feature that would only be recognized if a default occurs.

On December 15, 2018, we terminated the Merger Agreement. As a result, the Advance from NDX, plus interest thereon, became due and payable on March 15, 2019, and the interest rate was increased on December 15, 2018 to 21% due to an event of default. As a result of the default, the Company recognized the beneficial conversion feature discount of approximately $1,173,000. The default interest rate provision qualifies as an embedded derivative with an estimated fair value of $31,000 at December 31, 2018. At December 31, 2018, the principal balance of the Credit Agreement was $1,500,000, which is presented net of the unamortized beneficial conversion feature of approximately $965,000 in the Consolidated Balance Sheet.

The Advance from NDX is the general unsecured obligation of the Company and is subordinated in right of payment to the ABL and PFG Term Note, provided that NDX has asserted that its obligation to standstill under its subordination agreements will not be applicable at a time when the Company attains certain levels of unrestricted cash, as a result of the Company having improperly terminated the Merger Agreement. The Company does not believe it improperly terminated the Merger Agreement.

Note 8. Letter of Credit

We maintain a $350,000 letter of credit in favor of our landlord pursuant to the terms of the lease for our Rutherford facility. At December 31, 2018 and 2017, the letter of credit was fully secured by the restricted cash disclosed on our Consolidated Balance Sheets.

Note 9. Fixed Assets

Fixed assets are summarized by major classifications as follows (in thousands):

	2018	2017
Equipment	$9,858	$11,030
Furniture and fixtures	1,130	1,076
Leasehold improvements	1,077	924
Internal use software	1,172	675
	13,237	13,705
Less accumulated depreciation	(9,181)	(8,155)
Net fixed assets	$4,056	$5,550

Note 10. Patents and Other Intangible Assets

Patents and other intangible assets consist of the following at December 31, 2018 and 2017:

			Weighted-Average
			Remaining
	(in thousands)	(in thousands)	Amortization
	2018	2017	Period
Patents	$1,800	$1,769	4 years
Software	446	446	0 years
Customer list - vivoPharm acquisition	2,738	2,738	9 years
Trade name - vivoPharm acquisition	477	477	9 years
	5,461	5,430
Less accumulated amortization	(1,457)	(952)
Net patent and other intangible assets	$4,004	$4,478
The customer list and trade name in the table above include foreign currency translation gains of approximately $38,000 and $17,000, respectively, at December 31, 2017. Foreign currency translation adjustments were de minimus during the year ended December 31, 2018.
Future amortization expense for legally approved patents (excluding patent applications in progress of approximately $601,000 as of December 31, 2018) and other intangible assets, is estimated as follows (in thousands):

2019	$488
2020	482
2021	479
2022	411
2023	347
Thereafter	1,196
Total	$3,403

Note 11. Income Taxes

On December 22, 2017, the U.S. federal government enacted legislation commonly referred to as the “Tax Cuts and Jobs Act” (the “TCJA”). The TCJA makes widespread changes to the Internal Revenue Code, including, among other things, a reduction in the federal corporate tax rate from 35% to 21%, effective January 1, 2018. The carrying value of deferred tax assets and liabilities is also determined by the enacted U.S. corporate income tax rate. Consequently, the U.S. corporate tax rate impacted the carrying value of our deferred tax assets and liabilities. Under the new corporate tax rate of 21%, deferred income tax assets, net of deferred tax liabilities have decreased by $15.2 million as of December 31, 2017. There was no net effect of the tax reform enactment on the consolidated financial statements as of December 31, 2017 due to full valuation allowance on the net deferred tax assets.

The adoption of ASC 606 primarily resulted in a deceleration of revenue as of December 31, 2017, which in turn increased our existing deferred tax asset for amounts that had previously been included in revenue. As we have provided a full valuation allowance against our net deferred tax assets, the aggregate impact of adopting ASC 606 was offset by a corresponding increase to the valuation allowance.

The provision (benefit) for income taxes for the years ended December 31, 2018 and 2017 differs from the approximate amount of income tax benefit determined by applying the U.S. federal income tax rate to pre-tax loss, due to the following:

	For the Year Ended December 31, 2018		For the Year Ended December 31, 2017
	Amount (in thousands)	% of Pretax Loss	Amount (in thousands)	% of Pretax Loss
Income tax benefit at federal statutory rate	$(4,278)	21.0%	$(8,036)	35.0%
State tax provision, net of federal tax benefit	226	(1.1)%	(707)	3.1%
Tax credits	(60)	0.3%	(545)	2.4%
Stock based compensation	211	(1.0)%	2,333	(10.2)%
Derivative warrants	(766)	3.7%	687	(3.0)%
Change in valuation allowance	4,048	(19.9)%	(11,551)	50.3%
Foreign operations	508	(2.5)%	15	(0.1)%
Remeasurement of deferred taxes under TCJA	—	—%	15,205	(66.2)%
Other	111	(0.5)%	520	(2.3)%
Income tax (benefit) provision	$—	—%	$(2,079)	9.0%
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

Approximate deferred taxes consist of the following components as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$25,999	$23,135
Accruals and reserves	4,328	2,656
Stock based compensation	1,020	1,052
Research and development tax credits	1,936	1,876
Derivative warrant liability	17	17
Investment in joint venture	162	161
Other	6	5
Total deferred tax assets	33,468	28,902
Less valuation allowance	(31,783)	(27,083)
Net deferred tax assets	1,685	1,819
Deferred tax liabilities
Fixed assets	(352)	(379)
Goodwill and intangible assets	(1,333)	(1,440)
Net deferred taxes	$—	$—

Due to a history of losses we have generated since inception, we believe it is more-likely-than-not that all of the deferred tax assets will not be realized as of December 31, 2018 and 2017. Therefore, we have recorded a full valuation allowance on our deferred tax assets. As a result of the TCJA, the federal net operating losses incurred after 2017 will have an indefinite carryforward. At December 31, 2018, we have net operating loss carryforwards for federal income tax purposes of approximately $118 million, of which approximately $99 million could expire over time, beginning in 2027, if not used. Utilization of these carryforwards is subject to limitation due to ownership changes that may delay the utilization of a portion of the carryforwards.

Note 12. Capital Stock

2017 Offering

On December 8, 2017, we sold 3,500,000 shares of our common stock and warrants to purchase 3,500,000 shares of common stock in a public offering (“2017 Offering”). The offering resulted in gross proceeds of $7.0 million. The 2017 Offering warrants have an exercise price of $2.35 per share of common stock. In addition, we issued warrants to purchase an aggregate of 175,000 shares of common stock at $2.50 per share to the placement agent (“Wainwright Warrants”). Subject to certain ownership limitations, these warrants were initially exercisable 6 months from the issuance date and are exercisable for 12 months from the initial exercise date. These warrants include a contingent net cash settlement feature, as described further in Note 14.

2019 Offerings

In January 2019, we closed two public offerings and issued an aggregate of 28,550,726 shares of common stock for approximately $5,412,000, net of expenses and discounts of $1,088,000. See Note 21 for additional information.

Common Stock Purchase Agreement with Aspire Capital

On August 14, 2017, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that Aspire Capital is committed to purchase up to an aggregate of $16 million of our common stock (the “Purchase Shares”) from time to time over the 24-month term of the Purchase Agreement. Aspire Capital made an initial purchase of 1,000,000 Purchase Shares (the “Initial Purchase”) at a purchase price of $3.00 per share on the commencement date of the agreement.

As of December 31, 2017, the Company has sold 1,000,000 shares under this agreement at $3.00 per share, resulting in proceeds of approximately $2,965,000, net of offering costs of approximately $35,000. The Company has also issued 320,000 shares as consideration for entering into the Purchase Agreement. The Company has not deferred any offering costs associated with this agreement. No shares were sold during 2018 under the Purchase Agreement. Due to the price of the Company’s stock being lower than the $3.00 per share, the Company does not expect to sell more shares under the Purchase Agreement in the foreseeable future.

Stock Issued to Consultant

On October 3, 2017, we issued 2,000 shares of common stock to a consultant at a value of $2.65 per common share.

Preferred Stock

We are currently authorized to issue up to 9,764,000 shares of preferred stock. As of December 31, 2018 and 2017, no shares of preferred stock were outstanding.

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

The Board of Directors adopted the 2008 Plan on April 29, 2008 and reserved 251,475 shares of common stock for issuance under the plan. On April 1, 2010, the stockholders voted to increase the number of shares reserved by the plan to 550,000. Effective April 9, 2018, the Company is no longer able to issue options from the 2008 Plan. Prior to April 9, 2018, we were authorized to issue incentive stock options or non-statutory stock options to eligible participants, as defined in the 2008 Plan.

At December 31, 2018, we have 36,000 options outstanding that were issued outside of the Stock Option Plans.

At December 31, 2018, 215,988 shares remain available for future awards under the 2011 Plan.
As of December 31, 2018, no stock appreciation rights and 363,334 shares of restricted stock had been awarded under the Stock Option Plans.
A summary of employee and non-employee stock option activity for the years ended December 31, 2018 and 2017 is as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares (in thousands)	Weighted- Average Exercise Price
Outstanding January 1, 2017	2,198	$9.09	7.04	$—
Granted	902	2.85
Exercised	(3)	2.23
Cancelled or expired	(253)	10.34
Outstanding December 31, 2017	2,844	7.00	6.96	$4
Granted	857	0.84
Cancelled or expired	(697)	4.74
Outstanding December 31, 2018	3,004	$5.77	5.70	$—
Exercisable, December 31, 2018	1,868	$8.36	3.65	$—
Aggregate intrinsic value represents the difference between the fair value of our common stock and the exercise price of outstanding, in-the-money options. During the year ended December 31, 2018, no options were exercised. We received $6,500 from the exercise of options during the year ended December 31, 2017.
As of December 31, 2018, total unrecognized compensation cost related to non-vested stock options granted to employees was $987,659, which we expect to recognize over the next 3.06 years.

The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model requires us to make assumptions and judgments about the variables used in the calculation, including the expected term (the period of time that the options granted are expected to be outstanding), the volatility of our common stock, a risk-free interest rate, and expected dividends. We record forfeitures of unvested stock options when they occur. No compensation cost is recorded for options that do not vest. We use the simplified calculation of expected life described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, and volatility is based on the historical volatility of our common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. We use an expected dividend yield of zero, as we do not anticipate paying any dividends in the foreseeable future.
The following table presents the weighted-average assumptions used to estimate the fair value of options granted to employees during the periods presented:

	Year Ended December 31,
	2018	2017
Volatility	77.79%	74.58%
Risk free interest rate	2.88%	1.98%
Dividend yield	—	—
Term (years)	6.45	5.92
Weighted-average fair value of options granted during the period	$0.59	$1.87

In May 2014, we issued 200,000 options to a Director, with an exercise price of $15.89. See Note 20 for additional information. The following table presents the weighted-average assumptions used to estimate the fair value of options reaching their measurement date for non-employees during the year ended December 31, 2017.

Volatility	75.59%
Risk free interest rate	2.24%
Dividend yield	—
Term (years)	6.76
Restricted stock awards have been granted to employees, directors and consultants as compensation for services. At December 31, 2018, there was $62,737 of unrecognized compensation cost related to non-vested restricted stock granted to employees; we expect to recognize the cost over 0.69 years.
The following table summarizes the activities for our non-vested restricted stock awards for the years ended December 31, 2018 and 2017:

	Non-vested Restricted Stock Awards
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2017	80	$6.30
Granted	70	3.26
Vested	(57)	5.73
Forfeited/cancelled	(2)	11.36
Non-vested at December 31, 2017	91	4.21
Vested	(40)	3.36
Forfeited/cancelled	(22)	6.77
Non-vested at December 31, 2018	29	$3.43
The following table presents the effects of stock-based compensation related to stock option and restricted stock awards to employees and non-employees on our Consolidated Statements of Operations and Other Comprehensive Loss during the periods presented (in thousands):

	Year Ended December 31,
	2018	2017
Cost of revenues	$285	$346
Research and development	54	133
General and administrative	515	1,299
Sales and marketing	67	117
Total stock-based compensation	$921	$1,895

Note 14. Warrants
During 2016 and 2017, we issued warrants containing a contingent net cash settlement feature (identified as 2016 Offerings and 2017 Offering, respectively, under the heading “derivative” in the table below). These warrants are recorded as a warrant liability, and all subsequent changes in their fair value are recognized in earnings until they are exercised, amended or expired. During 2017, we issued warrants that were subject to a 20% reduction if we achieved certain financial milestones as part of our debt refinancing in March 2017 (identified as 2017 Debt in the table below). These warrants were recorded as a warrant liability, and all subsequent changes in their fair value were recognized in earnings until April 2, 2018, when the number of shares of common stock issuable upon exercise of the warrants became fixed. On June 30, 2018, the 2017 Debt warrants were modified to adjust the exercise price from $2.82 per share to $0.92 per share.
A certain number of our warrants are held by Mr. Pappajohn, the Chairman of our Board of Directors and stockholder. See Note 20 for additional details on these warrants.

On March 22, 2017, we issued seven year warrants to the lenders to purchase an aggregate of 443,262 shares of our common stock at an exercise price of $2.82 per share in connection with the PFG Term Note. The warrants can be net settled in common stock using the average 90-trading day price of our common stock. These warrants are defined in the table below as 2017 Debt warrants. On June 30, 2018, the 2017 Debt warrants were modified to adjust the exercise price from $2.82 per common share to $0.92 per common share.

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

On November 26, 2017, 194,007 warrants held by Mr. Pappajohn expired unexercised.

On December 8, 2017, we issued warrants to purchase 3,500,000 shares of our common stock at $2.35 per share and warrants to purchase 175,000 shares of our common stock at $2.50 per share to our placement agent, referred to below as the 2017 Offering. Subject to certain ownership limitations, the warrants will be initially exercisable six months from the issuance date and are exercisable for twelve months from the initial exercise date. These warrants contain a contingent net cash settlement feature and are part of derivative warrants in the table below.

In January 2019, we issued warrants to purchase 933,334 and 1,065,217 shares of our common stock at $0.2475 and $0.253 per share, respectively, in conjunction with our 2019 Offerings described in Note 21.

The following table summarizes the warrant activity for the years ending December 31, 2018 and 2017 (in thousands, except exercise price):

Issued With / For	Exercise Price		Warrants Outstanding January 1, 2017	2017 Warrants Issued	2017 Warrants Exercised	2017 Warrants Expired	Warrants Outstanding December 31, 2017	Transfer Between Derivative Warrants and Non-Derivative Warrants	Warrants Outstanding December 31, 2018
Non-Derivative Warrants:
Financing	$10.00		243	—	—	—	243	—	243
Financing	15.00		361	—	—	(85)	276	—	276
Debt Guarantee	15.00		109	—	—	(109)	—	—	—
2015 Offering	5.00		3,450	—	—	—	3,450	—	3,450
2017 Debt	0.92	A	—	—	—	—	—	443	443
	5.49	C	4,163	—	—	(194)	3,969	443	4,412
Derivative Warrants:
2016 Offerings	2.25	B	2,870	—	(902)	—	1,968		1,968
2017 Debt	0.92	A	—	443	—	—	443	(443)	—
2017 Offering	2.35	B	—	3,500	—	—	3,500	—	3,500
2017 Offering	2.50	B	—	175	—	—	175	—	175
	2.32	C	2,870	4,118	(902)	—	6,086	(443)	5,643
	$3.71	C	7,033	4,118	(902)	(194)	10,055	—	10,055
________________________

A
These warrants were subject to fair value accounting until the number of shares issuable upon the exercise of the warrants became fixed on April 2, 2018. Effective June 30, 2018, the exercise price was reduced from $2.82 per share to $0.92 per share. See Note 15.

B	These warrants are subject to fair value accounting and contain a contingent net cash settlement feature. See Note 15.

C	Weighted average exercise prices are as of December 31, 2018.

Note 15. Fair Value of Warrants

The derivative warrants issued as part of the 2016 Offerings are valued using a probability-weighted Binomial model, while the derivative warrants issued as part of the 2017 Debt refinancing were valued using a Monte Carlo model. The derivative warrants issued in conjunction with the 2017 Offering are valued using a Black-Scholes model. The following tables summarize the assumptions used in computing the fair value of derivative warrants subject to fair value accounting at December 31, 2018 and 2017, and the fair value of derivative warrants issued, exercised and reclassified during the years then ended.

	As of December 31, 2018	As of December 31, 2017	Exercised During the Year Ended December 31, 2017
2016 Offerings
Exercise price	$2.25	$2.25	$2.25
Expected life (years)	3.08	4.08	4.78
Expected volatility	100.51%	73.44%	76.24%
Risk-free interest rate	2.46%	2.11%	1.94%
Expected dividend yield	0.00%	0.00%	0.00%

	Reclassified to Equity During the Year Ended December 31, 2018	As of December 31, 2017	Issued During the Year Ended December 31, 2017
2017 Debt
Exercise price	$2.82	$2.82	$2.82
Expected life (years)	5.97	6.22	7.00
Expected volatility	73.40%	74.18%	74.61%
Risk-free interest rate	2.55%	2.33%	2.22%
Expected dividend yield	0.00%	0.00%	0.00%

	As of December 31, 2018	As of December 31, 2017	Issued During the Year Ended December 31, 2017
2017 Offering
Exercise price	$2.36	$2.36	$2.36
Expected life (years)	0.44	1.43	1.50
Expected volatility	172.50%	77.55%	76.03%
Risk-free interest rate	2.56%	1.83%	1.73%
Expected dividend yield	0.00%	0.00%	0.00%
The range of Company stock prices used in computing the warrant fair value for warrants issued during the year ended December 31, 2017 was $1.95—$2.90. The range of Company stock prices used in computing the fair value for warrants exercised during 2017 was $3.55—$5.05. The Company stock price used in computing the fair value for warrants reclassified to equity during 2018 was $1.65. In determining the fair value of warrants outstanding at each reporting date, the Company stock price was $0.24 and $1.85 (the closing price on the NASDAQ Capital Market) at December 31, 2018 and 2017, respectively.
The following table summarizes the derivative warrant activity subject to fair value accounting for the years ended December 31, 2018 and 2017 (in thousands):

	Issued with 2016 Offerings	Issued with 2017 Debt	Issued with 2017 Offering	Total
Fair value of warrants outstanding as of January 1, 2017	$2,018	$—	$—	$2,018
Fair value of warrants issued	—	1,004	2,199	3,203
Fair value of warrants exercised	(2,782)	—	—	(2,782)
Change in fair value of warrants	2,693	(503)	(226)	1,964
Fair value of warrants outstanding as of December 31, 2017	1,929	501	1,973	4,403
Fair value of warrants reclassified to equity	—	(423)	—	(423)
Change in fair value of warrants	(1,704)	(78)	(1,950)	(3,732)
Fair value of warrants outstanding as of December 31, 2018	$225	$—	$23	$248

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
The following table summarizes the financial liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$248	$—	$—	$248
Notes payable	20	—	—	20
Other derivatives	86	—	—	86
	$354	$—	$—	$354

	2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$4,403	$—	$—	$4,403
Notes payable	156	—	—	156
	$4,559	$—	$—	$4,559
At December 31, 2018, the warrant liability consists of stock warrants issued as part of the 2016 Offerings and 2017 Offering that contain contingent redemption features. In accordance with derivative accounting for warrants, we calculated the fair value of warrants and the assumptions used are described in Note 15, “Fair Value of Warrants.” Realized and unrealized gains and losses related to the change in fair value of the warrant liability are included in other income (expense) on the Consolidated Statements of Operations and Other Comprehensive Loss.
At December 31, 2018 and 2017, the Company had a note payable to VenturEast from a prior acquisition. The ultimate repayment of the note will be the value of 84,278 shares of common stock at the time of payment. The value of the note payable to VenturEast was determined using the fair value of our common stock at the reporting date. During the years ended December 31, 2018 and 2017, we recognized a gain of $136,000 and loss of $42,000, respectively, due to the changes in value of the note. Realized and unrealized gains and losses related to the VenturEast note are included in other income (expense) on the Consolidated Statements of Operations and Other Comprehensive Loss.
The following table summarizes the activity of the notes payable to VenturEast and our derivative warrants, which were measured at fair value using Level 3 inputs (in thousands):

	Note Payable	Warrant	Other
	to VenturEast	Liability	Derivatives
Fair value at January 1, 2017	$114	$2,018	$—
Change in fair value	42	1,964	—
Fair value of warrants issued	—	3,203	—
Fair value of warrants exercised	—	(2,782)	—
Fair value at December 31, 2017	156	4,403	—
Change in fair value	(136)	(3,732)	—
Fair value of warrants reclassified to equity	—	(423)	—
Fair value of certain default provisions	—	—	86
Fair value at December 31, 2018	$20	$248	$86

Note 17. Contingencies

On April 5, 2018 and April 12, 2018, purported stockholders of the Company filed nearly identical putative class action lawsuits in the U.S. District Court for the District of New Jersey, against the Company, Panna L. Sharma, John A. Roberts, and Igor Gitelman, captioned Ben Phetteplace v. Cancer Genetics, Inc. et al., No. 2:18-cv-05612 and Ruo Fen Zhang v. Cancer Genetics, Inc. et al., No. 2:18-06353, respectively. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 based on allegedly false and misleading statements and omissions regarding our business, operational, and financial results. The lawsuits sought, among other things, unspecified compensatory damages in connection with purchases of our stock between March 23, 2017 and April 2, 2018, as well as interest, attorneys’ fees, and costs. On August 28, 2018, the Court consolidated the two actions in one action captioned In re Cancer Genetics, Inc. Securities Litigation (the “Securities Litigation”) and appointed shareholder Randy Clark as the lead plaintiff. On October 30, 2018, the lead plaintiff filed an amended complaint, adding Edward Sitar as a defendant and seeking, among other things, compensatory damages in connection with purchases of CGI stock between March 10, 2016 and April 2, 2018. On December 31, 2018, Defendants filed a motion to dismiss the amended complaint for failure to state a claim. The Company is unable to predict the ultimate outcome of the Securities Litigation and therefore cannot estimate possible losses or ranges of losses, if any.

In addition, on June 1, 2018, September 20, 2018, and September 25, 2018, purported stockholders of the Company filed nearly identical derivative lawsuits on behalf of the Company in the U.S. District Court for the District of New Jersey against the Company (as a nominal defendant) and current and former members of the Company’s Board of Directors and current and former officers of the Company. The three cases are captioned: Bell v. Sharma et al., No. 2:18-cv-10009-CCC-MF, McNeece v. Pappajohn et al., No. 2:18-cv-14093, and Workman v. Pappajohn, et al., No. 2:18-cv-14259 (the “Derivative Litigation”). The complaints allege claims for breach of fiduciary duty, violations of Section 14(a) of the Securities Exchange Act of 1934 (premised upon alleged omissions in the Company’s 2017 proxy statement), and unjust enrichment, and allege that the individual defendants failed to implement and maintain adequate controls, which resulted in ineffective disclosure controls and procedures, and conspired to conceal this alleged failure. The lawsuits seek, among other things, damages and/or restitution to the Company, appropriate equitable relief to remedy the alleged breaches of fiduciary duty, and attorneys’ fees and costs. On November 9, 2018, the Court in the Bell v. Sharma action entered a stipulation filed by the parties staying the Bell action until the Securities Litigation is dismissed, with prejudice, and all appeals have been exhausted; or the defendants’ motion to dismiss in the Securities Litigation is denied in whole or in part; or either of the parties in the Bell action gives 30 days’ notice that they no longer consent to the stay. On December 10, 2018, the parties in the McNeece action filed a stipulation that is substantially identical to the Bell stipulation. On February 1, 2019, the Court in the Workman action granted a stipulation that is substantially identical to the Bell stipulation. The Company is unable to predict the ultimate outcome of the Derivative Litigation and therefore cannot estimate possible losses or ranges of losses, if any.

Note 18. Acquisition of vivoPharm Pty, Ltd.

On August 15, 2017, we purchased all of the outstanding stock of vivoPharm, with its principal place of business in Victoria, Australia, in a transaction valued at approximately $1.6 million in cash and shares of the Company's common stock, valued at $8.1 million based on the closing price of the stock on August 15, 2017. The Company deposited in escrow 20% of the stock consideration until the expiration of twelve months from the closing date to serve as the initial source for any indemnification claims and adjustments. On August 15, 2018, the escrowed shares were released. The Company incurred approximately $135,000 in transaction costs associated with the purchase of vivoPharm, which were expensed during the year ended December 31, 2017.

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

The measurement period expired on August 15, 2018 and the final valuation was deemed consistent with the preliminary valuation completed during the acquisition diligence phase, specifically concerning lab supplies, deferred revenue and deferred taxes. Subsequent to the measurement period expiration, a review of deferred revenue surfaced a refinement in contract completion estimate of $0.2 million associated with the acquisition valuation and accordingly the current revenue offset was recorded in the statement of operations during the year ended December 31, 2018.

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

The following table provides certain 2017 pro forma financial information for the Company as if the acquisition of vivoPharm discussed above occurred on January 1, 2017 (in thousands except per share amounts):

Unaudited Year Ended December 31, 2017
Revenue	$32,880
Net income (loss)	(20,961)

Basic and dilutive net loss per share	$(0.92)

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

Note 19. Joint Venture Agreement

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

The agreement also requires aggregate total capital contributions by us of up to an additional $4.0 million. The timing of the remaining installments is subject to the JV's achievement of certain operational milestones agreed upon by the board of governors of the JV. In exchange for its membership interest, Mayo’s capital contribution will take the form of cash, staff, services, hardware and software resources, laboratory space and instrumentation, the fair market value of which will be approximately equal to $6.0 million. Mayo’s continued contribution will also be conditioned upon the JV’s achievement of certain milestones. During 2018, we received a cash distribution from the JV of $150,000, and we are in the process of winding down the JV.

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

Note 20. Related Party Transactions

John Pappajohn, a member of the Board of Directors and stockholder, had personally guaranteed our revolving line of credit with Wells Fargo Bank through March 31, 2014. As consideration for his guarantee, as well as each of the eight extensions of this facility through March 31, 2014, Mr. Pappajohn received warrants to purchase an aggregate of 1,051,506 shares of common stock of which Mr. Pappajohn assigned warrants to purchase 284,000 shares of common stock to certain third parties. Through December 31, 2018, warrants to purchase 440,113 shares of common stock have been exercised by Mr. Pappajohn, and the remaining warrants expired unexercised.

In addition, John Pappajohn also had loaned us an aggregate of $6,750,000 (all of which was converted into 675,000 shares of common stock at the IPO price of $10.00 per share). In connection with these loans, Mr. Pappajohn received warrants to purchase an aggregate of 202,630 shares of common stock. After adjustment pursuant to the terms of the warrants in conjunction with our IPO, the number of warrants outstanding was 275,556 at $15.00 per share at December 31, 2018.

We have a consulting agreement with Equity Dynamics, Inc. (“EDI”), an entity controlled by John Pappajohn, effective April 1, 2014 pursuant to which EDI receives a monthly fee of $10,000. We expensed $120,000 annually for the years ended December 31, 2018 and 2017 related to this agreement. At December 31, 2018 and 2017, we owed EDI $70,000 and $10,000, respectively.

Pursuant to a consulting and advisory agreement that ended December 31, 2016, Dr. Chaganti received $5,000 per month for providing consulting and technical support services. Pursuant to the terms of the consulting agreement, Dr. Chaganti received an option to purchase 200,000 shares of our common stock at a purchase price of $15.89 per share vesting over a period of four years. Total non-cash stock-based compensation recognized under this consulting agreement for the year ended December 31, 2017 was $69,250.

As further described in Note 21, subsequent to year-end the Company closed two public offerings, in which various executives and directors purchased shares at the public offering price. On January 14, 2019, John Pappajohn, John Roberts, our President and Chief Executive Officer, and Geoffrey Harris, a Director, purchased 1,000,000 shares, 100,000 shares and 100,000 shares, respectively, at the public offering price of $0.225 per share. On January 31, 2019, John Pappajohn, John Roberts, Edmund Cannon, a Director, and M. Glenn Miles, our Chief Financial Officer, purchased 1,000,000 shares, 185,436 shares, 43,479 shares and 150,000 shares, respectively, at the public offering price of $0.23 per share.

Note 21. Subsequent Events

2019 Offerings

On January 9, 2019, we entered into an underwriting agreement with H.C. Wainwright & Co., LLC (“H.C. Wainwright”), relating to an underwritten public offering of 13,333,334 shares of our common stock for $0.225 per share. We received proceeds from the offering of approximately $2,437,000, net of expenses and discounts of approximately $563,000. We also issued warrants to purchase 933,334 shares of common stock to H.C. Wainwright in connection with this offering. The warrants are exercisable for five years from the date of issuance at a per share price of $0.2475.

On January 26, 2019, we issued 15,217,392 shares of common stock at a public offering price of $0.23 per share. We received proceeds from the offering of approximately $2,975,000, net of expenses and discounts of approximately $525,000. We also issued warrants to purchase 1,065,217 shares of common stock to the underwriter, H.C. Wainwright, in connection with this offering. The warrants are exercisable for five years from the date of issuance at a per share price of $0.253.

As disclosed in Note 20, certain of our directors and executives purchased shares during the 2019 Offerings at the public offering price.

Forbearance Agreements

On January 16, 2019, we entered into forbearance agreements with both PFG and SVB that among other things, (i) require us to comply with certain milestones in connection with a potential strategic transaction satisfactory to PFG and SVB with an anticipated closing date of on or before April 15, 2019 (the “Milestones”), (ii) provide for PFG and SVB’s forbearance of their respective rights and remedies resulting from existing and stated potential events of default under the PFG Term Note and ABL until the earlier of (a) the occurrence of an additional event of default or (b) February 15, 2019; provided such date shall be automatically extended to (1) February 28, 2019 and then to (2) April 15, 2019 so long as we are in compliance with the Milestones required as of such dates. In addition, the ABL interest rate was increased to 2.25% over the Wall Street Journal prime rate, and the maturity date was extended until April 15, 2019.

Standstill Agreement

On February 15, 2019, we entered into a standstill agreement with Iliad, related to the Convertible Note dated July 17, 2018. The standstill agreement, among other things, (i) provides that Iliad will not seek to redeem any portion of the Convertible Note until March 10, 2019 (the “Standstill”); (ii) increases the outstanding balance of the Convertible Note by approximately $139,000, representing a fee to Iliad for such Standstill; and (iii) allows us the option to elect that Iliad not seek to redeem any portion of the Convertible Note until April 15, 2019, provided that upon such election the outstanding balance of the Convertible Note would increase again by approximately $63,000. We elected to extend the Standstill until April 15, 2019.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended) as of December 31, 2018, the end of the period covered by this report on Form 10-K. Based on this evaluation, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were not effective at December 31, 2018 as a result of the material weakness in internal controls described below. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and were operating in an effective manner for the period covered by this report, and (ii) is accumulated and communicated to management, including, the principal executive officer and principal financial officer, or the person performing similar functions as appropriate, to allow timely decisions regarding required disclosures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or because of declines in the degree of compliance with policies or procedures. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

In connection with this assessment, we report the material weakness, as described below, in our internal control over financial reporting as of December 31, 2018. This material weakness was initially reported in our filings for December 31, 2017 and subsequent quarterly filings. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement for the annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, and based on management’s assessment, as of December 31, 2018, the Company’s internal control over financial reporting was not effective:

Accounting for uncollectible clinical services revenue: The Company’s quarterly and year- end review procedures includes management’s assessment of collectability and adjustment of its allowance for doubtful accounts. During the fourth quarter of 2017, management revised its estimation process and as a result of the low collection patterns during the fourth quarter of 2017 principally related to clinical service revenues from claims generated by the Los Angeles location, a determination was made to significantly increase the allowance for doubtful accounts to reflect this change in estimate, and recorded audit adjustments in 2017 pertaining to contractual allowances. Further, in 2018, management reviewed collection patterns across the year as part of the year end process, and upon a further detailed review of its accounts receivable balances noted that its procedures and controls did not provide accurate aging for its uncollectible accounts receivable from previous years and recorded significant adjustments. Although management does perform overall review of revenue and related reserves at each reporting date, the controls designed to identify material misstatements did not operate at a sufficient level of precision to prevent or detect such errors in its determination of this significant accounting estimate. Our management has determined that this control deficiency constitutes a material weakness at December 31, 2018.

Remediation plan and procedures: Management is committed to remediating the material weakness. We began the process of implementing changes to our internal control over financial reporting to remediate the control deficiencies that gave rise to the material weakness, including further improvements in our processes and analyses that support the estimate of the allowance for doubtful accounts and the related bad debt expense and performing a comprehensive review of the need for additional corporate accounting and financial personnel and supplemented by external resources as appropriate, with the requisite skill and technical expertise during 2018. However, management’s focus on ensuring funding to continue operations, closure of its California location, consolidation of its clinical services operations, strategic initiatives and adoption of revenue recognition standard impaired its ability to sufficiently remediate the process. While resource constraints, staff turnover, the departure of the previous chief accounting officer, and the appointment of a new principal financial officer (November 2018) has occurred amidst efforts to address the control environment, the material weakness continued as of December 31, 2018. In 2019, management plans to include additional reconciliations between its general ledger and billing systems to enhance its remediation efforts. The Company expects this deficiency to be corrected by the end of 2019.

Changes in Internal Control over Financial Reporting.

Other than the continuation of the previously disclosed material weakness and the remediation plan set forth above, there were no changes in our internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in the Proxy Statement for our 2019 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2018 and is incorporated herein by reference herein.

Item 11.	Executive Compensation.

The information required by this item will be contained in the Proxy Statement for our 2019 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2018 and is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the Proxy Statement for our 2019 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2018 and is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Proxy Statement for our 2019 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2018 and is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will be contained in the Proxy Statement for our 2019 Annual Meeting of Stockholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2018 and is incorporated by reference herein.

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

Cancer Genetics, Inc. (Registrant)

Date: April 15, 2019	/s/ John A. Roberts
John A. Roberts
President and Chief Executive Officer (Principal Executive Officer and duly authorized signatory)

Date: April 15, 2019	/s/ M. Glenn Miles
M. Glenn Miles
Chief Financial Officer (Principal Financial and Accounting Officer)

SIGNATURES AND POWER OF ATTORNEY
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John A. Roberts and M. Glenn Miles, and each of them, his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this annual report on Form 10-K together with all schedules and exhibits thereto, (ii) act on, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and, (iii) take any and all actions which may be necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Act, this annual report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Roberts	President and Chief Executive Officer	April 15, 2019
John A. Roberts	(Principal Executive Officer)

/s/ M. Glenn Miles	Chief Financial Officer	April 15, 2019
M. Glenn Miles	(Principal Financial and Accounting Officer)

/s/ John Pappajohn	Chairman of the Board of Directors	April 15, 2019
John Pappajohn

/s/ Geoffrey Harris	Director	April 15, 2019
Geoffrey Harris

/s/ Edmund Cannon	Director	April 15, 2019
Edmund Cannon

/s/ Howard McLeod	Director	April 15, 2019
Howard McLeod

/s/ Michael J. Welsh	Director	April 15, 2019
Michael J. Welsh

/s/ Raju S. K. Chaganti	Director	April 15, 2019
Raju S. K. Chaganti, Ph.D.

/s/ Franklyn G. Prendergast	Director	April 15, 2019
Franklyn G. Prendergast, M.D., Ph.D.

/s/ Thomas F. Widmann	Director	April 15, 2019
Thomas F. Widmann

INDEX TO EXHIBITS

Exhibit No.	Description

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

2.2
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

4.3
Form of October 2012 Warrant issued by Cancer Genetics, Inc. to John Pappajohn and Mark Oman, filed as Exhibit 10.53 to Form S-1/A filed on October 23, 2012 (File No. 333-178836) and incorporated herein by reference.

4.4
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

4.5
Stock Purchase Agreement, by and between Cancer Genetics, Inc. and BioServe Biotechnologies Ltd., dated May 12, 2014 (incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed on August 18, 2014 with the Securities and Exchange Commission).

4.6
Form of Warrant Agreement of Cancer Genetics, Inc. (incorporated by reference to Exhibit 4.1 of the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2015).

4.7
Form of Warrant Agreement of Cancer Genetics, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on May 20, 2016).

4.8
Form of Warrant Agreement of Cancer Genetics, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2016).

4.9
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

4.11
Omnibus Warrant Amendment to Warrant Issued to Lenders, dated as of June 30, 2018 (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on July 5, 2018).

4.12
Convertible Promissory Note, dated July 17, 2018, in favor of Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed on July 18, 2018 with the Securities and Exchange Commission).

4.13
Form of Underwriter Warrants of Cancer Genetics, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed on January 10, 2019 with the Securities and Exchange Commission).

4.14
Form of Placement Agent Warrants of Cancer Genetics, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed on January 29, 2019 with the Securities and Exchange Commission).

Exhibit No.	Description

10.1	Amended and Restated 2008 Stock Option Plan, filed as Exhibit 10.1 to Form S-1/A filed on October 23, 2012 (File No. 333-178836) and incorporated herein by reference. †

10.2	Form of Notice of Stock Option Grant under 2008 Stock Option Plan, filed as Exhibit 10.2 to Form S-1 filed on December 30, 2011 (File No. 333-178836) and incorporated herein by reference. †

10.3	Form of Stock Option Grant Agreement under 2008 Stock Option Plan, filed as Exhibit 10.3 to Form S-1 filed on December 30, 2011 (File No. 333-178836) and incorporated herein by reference. †

10.4
Form of Exercise Notice and Restricted Stock Purchase Agreement under 2008 Stock Option Plan, filed as Exhibit 10.4 to Form S-1 filed on December 30, 2011 (File No. 333-178836) and incorporated herein by reference. †

10.5	Form of Stock Option Grant Agreement under 2011 Stock Option Plan, filed as Exhibit 10.6 to Form S-1 filed on December 30, 2011 (File No. 333-178836) and incorporated herein by reference. †

10.6	Form of Indemnification Agreement, filed as Exhibit 10.7 to Form S-1 filed on December 30, 2011 (File No. 333-178836) and incorporated herein by reference. †

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

Exhibit No.	Description

10.21
Consulting Agreement, between Cancer Genetics, Inc. and R.S.K. Chaganti, dated February 19, 2014 (incorporated by reference to Exhibit 10.67 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013). †

10.22
Credit Agreement, between Cancer Genetics, Inc. and Wells Fargo Bank, N.A., dated April 1, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on April 4, 2014 with the Securities and Exchange Commission).

10.23
Revolving Line of Credit Note, between Cancer Genetics, Inc. and Wells Fargo Bank, N.A., dated April 1, 2014 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on April 4, 2014 with the Securities and Exchange Commission).

10.24
Consulting Agreement, between Cancer Genetics Inc. and Equity Dynamics, dated November 6, 2014 and effective as of April 1, 2014 (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014 with the Securities and Exchange Commission). †

10.25
Security Agreement, between Cancer Genetics, Inc. and Wells Fargo Bank, N.A., dated November 12, 2014 (incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014 with the Securities and Exchange Commission).

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

10.29	2011 Equity Incentive Plan, as amended and restated effective May 14, 2015, filed as Exhibit 10.1 to Form S-8 filed on July 28, 2015 (File Number 333-205903) and incorporated herein by reference. †

10.30	Employment Agreement between Dr. Shaknovich and Cancer Genetics, Inc., effective as of July 1, 2015.(incorporated by reference to the Company’s current report on Form 8-K filed on July 7, 2015). †

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

10.48	Employment Agreement of John Roberts, dated June 27, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on June 30, 2016). †

Exhibit No.	Description

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

10.56
Employment Agreement between Dr. Shaknovich and Cancer Genetics, Inc., effective as of May 28, 2017 (incorporated by reference to the Company's quarterly report on Form 10-Q for the period ended March 31, 2017). †

10.57
Common Stock Purchase Agreement, dated as of August 14, 2017, by and between the Company and Aspire Capital Fund, LLC (incorporated by reference to the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2017).

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

10.60
Separation and General Release Agreement by and between Panna Sharma and Cancer Genetics, Inc. (incorporated by reference to Exhibit 10.60 of the Company's annual report on Form 10-K, filed on April 2, 2018). †

10.61
Thirteenth Amendment to Lease Agreement by and between the University of South Carolina and Cancer Genetics, Inc., dated March 29, 2018 (incorporated by reference to Exhibit 10.61 to the Company's annual report on Form 10-K, filed on April 2, 2018).

10.62
First Amendment to Lease by and between Meadows Landmark, LLC and Cancer Genetics, Inc., dated October 30, 2017 (incorporated by reference to Exhibit 10.62 to the Company's annual report on Form 10-K, filed on April 2, 2018).

10.63
Share Purchase Agreement dated April 26, 2018 by and among BioServe Biotechnologies (India) Private Limited, Cancer Genetics, Inc. and Reprocell Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on April 27, 2018).

10.64
Waiver and First Amendment to Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and Cancer Genetics, Inc., dated May 14, 2018 (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2018).

10.65
Conditional Waiver & Modification No. 1 to Loan and Security Agreement by and between Partners for Growth IV, L.P. and Cancer Genetics, Inc., dated May 14, 2018 (incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q, filed on May 15, 2018).

10.66
Joinder and Second Amendment to Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated as of June 21, 2018 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on June 27, 2018).

Exhibit No.	Description

10.67
Joinder and Modification No. 2 to Loan and Security Agreement with Partners for Growth IV, L.P., dated as of June 30, 2018 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on July 5, 2018).

10.68
Securities Purchase Agreement, dated July 17, 2018, between Cancer Genetics, Inc. and Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on July 18, 2018 with the Securities and Exchange Commission).

10.69
Waiver and Third Amendment to Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated as of August 20, 2018 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on August 21, 2018).

10.70
Waiver and Modification No. 3 to Loan and Security Agreement with Partners for Growth IV, L.P., dated as of August 20, 2018 (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on August 21, 2018).

10.71
Credit Agreement, dated September 18, 2018, by and between Cancer Genetics, Inc. and NovellusDx Ltd. (incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on September 21, 2018).

10.72
Promissory Note, dated September 18, 2018, in favor of NovellusDx Ltd. (incorporated by reference to Exhibit 10.2 of the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on September 21, 2018).

10.73
Registration Rights Agreement, dated September 18, 2018, by and between Cancer Genetics, Inc. and NovellusDx Ltd (incorporated by reference to Exhibit 10.3 of the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on September 21, 2018).

10.74
Form of Securities Purchase Agreement, dated September 18, 2018 (incorporated by reference to Exhibit 10.7 to the Company's quarterly report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2018.

10.75
Waiver and Fourth Amendment to Amended and Restated Loan Security Agreement with Silicon Valley Bank, dated as of November 19, 2018 (incorporated by reference to Exhibit 10.8 of the Company's quarterly report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2018).

10.76
Waiver Under Loan Security Agreement with Partners for Growth IV, L.P., dated as of November 19, 2018 (incorporated by reference to Exhibit 10.9 to the Company's quarterly report on Form 10-Q, filed with the Securities and Exchange Commission on November 19, 2018.

10.77
Offer Letter with Glenn Miles, dated November 16, 2018 (incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K/A, filed with the Securities and Exchange Commission on November 21, 2018).†

10.78
Forbearance and Fifth Amendment to Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated January 16, 2019 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on January 16, 2019).

10.79
Forbearance Agreement and Modification No. 4 to Loan and Security Agreement with Partners for Growth IV, L.P., dated January 16, 2019 (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed on January 16, 2019).

10.80*	Standstill Agreement, between Iliad Research and Trading, L.P. and Cancer Genetics, Inc., dated February 12, 2019.

10.81*	Employment Agreement with Ralf Brandt, dated August 15, 2017. †

10.82*	Offer Letter with Michael McCartney, dated May 14, 2018. †

10.83*	Offer Letter with William Finger, dated December 14, 2018. †

21.1*	Subsidiaries of Cancer Genetics, Inc.

23.1*	Consent of RSM US LLP.

24.1	Power of attorney (included on the signature page).

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from this annual report on Form 10-K of Cancer Genetics, Inc. for the year ended December 31, 2018, filed on April 15, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Other Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders' Equity and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensation plan, contract or arrangement.