Form 10-Q
period 2019-03-31
CANCER GENETICS, INC
filed 2019-05-20
CIK 1349929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-35817

CANCER GENETICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3462475
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

201 Route 17 North 2nd Floor Rutherford, NJ	07070
Address of Principal Executive Offices	Zip Code

(201) 528-9200
Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
Common Stock, $0.0001 par value per share	CGIX	NASDAQ Capital Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 14, 2019, there were 57,816,037 shares of common stock, par value $0.0001 of Cancer Genetics, Inc. outstanding.

CANCER GENETICS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
Cancer Genetics, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except par value)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$697	$161
Accounts receivable, net of allowance for doubtful accounts of $3,462	7,292	7,038
Other current assets	2,344	2,148
Total current assets	10,333	9,347
FIXED ASSETS, net of accumulated depreciation	3,821	4,056
OTHER ASSETS
Operating lease right-of-use assets	2,422	—
Restricted cash	350	350
Patents and other intangible assets, net of accumulated amortization	3,917	4,004
Investment in joint venture	92	92
Goodwill	17,257	17,257
Other	300	300
Total other assets	24,338	22,003
Total Assets	$38,492	$35,406
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$11,561	$13,067
Operating lease liabilities	1,086	—
Obligations under finance leases, current portion	321	330
Deferred revenue	2,604	2,173
Line of credit	2,414	2,621
Term note	6,000	6,000
Convertible note, net	2,778	2,481
Advance from NovellusDx, Ltd., net	1,500	535
Other derivatives	55	86
Total current liabilities	28,319	27,293
Obligations under finance leases	294	379
Operating lease liabilities, non-current	1,542	—
Deferred rent payable and other	—	305
Warrant liability	255	248
Deferred revenue, long-term	403	379
Total Liabilities	30,813	28,604
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 9,764 shares, $0.0001 par value, none issued	—	—
Common stock, authorized 100,000 shares, $0.0001 par value, 56,276 and 27,726 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	6	3
Additional paid-in capital	170,022	164,455
Accumulated other comprehensive income (loss)	(16)	60
Accumulated (deficit)	(162,333)	(157,716)
Total Stockholders’ Equity	7,679	6,802
Total Liabilities and Stockholders’ Equity	$38,492	$35,406

See Notes to Unaudited Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue	$6,839	$7,667
Cost of revenues	4,637	5,082
Gross profit	2,202	2,585
Operating expenses:
Research and development	454	681
General and administrative	3,309	5,260
Sales and marketing	1,108	1,591
Merger costs	249	—
Total operating expenses	5,120	7,532
Loss from operations	(2,918)	(4,947)
Other income (expense):
Interest expense	(1,725)	(239)
Interest income	2	21
Change in fair value of acquisition note payable	—	17
Change in fair value of other derivatives	31	—
Change in fair value of warrant liability	(7)	692
Total other income (expense)	(1,699)	491
Net (loss)	$(4,617)	$(4,456)
Basic and diluted net (loss) per share	$(0.09)	$(0.16)
Basic and diluted weighted-average shares outstanding	48,933	27,049

Net (loss)	$(4,617)	$(4,456)
Foreign currency translation (loss)	(76)	(20)
Comprehensive (loss)	$(4,693)	$(4,476)
See Notes to Unaudited Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2018	27,726	$3	$164,455	$60	$(157,716)	$6,802
Stock based compensation—employees	—	—	158	—	—	158
Issuance of common stock - 2019 Offerings, net	28,550	3	5,409	—	—	5,412
Unrealized loss on foreign currency translation	—	—	—	(76)	—	(76)
Net loss	—	—	—	—	(4,617)	(4,617)
Balance, March 31, 2019	56,276	$6	$170,022	$(16)	$(162,333)	$7,679

	Three Months Ended March 31, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2017	27,754	$3	$161,527	$69	$(134,834)	$26,765
Stock based compensation—employees	(24)	—	274	—	—	274
Transition adjustment for adoption of Accounting Standards Codification Topic 606	—	—	—	—	(2,509)	(2,509)
Unrealized loss on foreign currency translation	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(4,456)	(4,456)
Balance, March 31, 2018	27,730	$3	$161,801	$49	$(141,799)	$20,054

Cancer Genetics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(4,617)	$(4,456)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	270	429
Amortization	86	135
Provision for bad debts	—	464
Stock-based compensation	158	274
Change in fair value of warrant liability, acquisition note payable and other derivatives	(24)	(709)
Amortization of discount of debt and debt issuance costs	1,060	—
Interest added to Convertible Note	202	—
Loss in equity-method investment	—	2
Changes in:
Accounts receivable	(254)	(160)
Other current assets	(274)	(143)
Operating lease right-of-use assets	221	—
Other non-current assets	—	(5)
Accounts payable, accrued expenses and deferred revenue	(1,051)	(279)
Operating lease liabilities	(242)	—
Deferred rent payable and other	—	(24)
Net cash (used in) operating activities	(4,465)	(4,472)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(32)	(221)
Patent costs	—	(32)
Net cash (used in) investing activities	(32)	(253)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance lease obligations	(94)	(86)
Proceeds from offerings of common stock, net of certain offering costs	5,412	—
Proceeds from borrowings on Silicon Valley Bank line of credit	4,915	—
Repayment of borrowings on Silicon Valley Bank line of credit	(5,122)	(627)
Net cash provided by (used in) financing activities	5,111	(713)
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	(78)	(32)
Net increase (decrease) in cash and cash equivalents and restricted cash	536	(5,470)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Beginning	511	9,891
Ending	$1,047	$4,421

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$304	$245
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fixed assets acquired through capital lease arrangements	$—	$150

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1.     Organization, Description of Business, Basis of Presentation, 2019 Offerings, Forbearance Agreements, Standstill Agreements, Recently Adopted Accounting Standard, and Recent Accounting Pronouncements

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for interim reporting as prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 16, 2019. The consolidated balance sheet as of December 31, 2018, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. Interim financial results are not necessarily indicative of the results that may be expected for any future interim period or for the year ending December 31, 2019.

Derivative Liabilities

The Company evaluates its debt and equity issuances to determine if those contracts or embedded components of those contracts qualify as derivatives requiring separate recognition in the Company’s financial statements. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability and the change in fair value is recorded in other income (expense) in the consolidated results of operations. In circumstances where there are multiple embedded instruments that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within twelve months of the balance sheet date.

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption and are classified in interest expense in the consolidated results of operations.

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

The January 9, 2019 and January 26, 2019 offerings will be referred to collectively as the “2019 Offerings.” As disclosed in Note 13, certain of our directors and executive officers purchased shares in the 2019 Offerings at the public offering price.

Forbearance Agreements

On January 16, 2019, we entered into forbearance agreements with both Partners for Growth IV, L.P. (“PFG”) and Silicon Valley Bank (“SVB”) that among other things, (i) required us to comply with certain milestones in connection with a potential strategic transaction satisfactory to PFG and SVB with an anticipated closing date of on or before April 15, 2019 (the “Milestones”), and (ii) provided for PFG and SVB’s forbearance of their respective rights and remedies resulting from existing and stated potential events of default under the $6.0 million term note (“PFG Term Note”) and SVB asset-based line of credit (“ABL”) until the earlier of (a) the occurrence of an additional event of default or (b) February 15, 2019; provided such date was to automatically extend to (1) February 28, 2019 and then to (2) April 15, 2019 so long as we were in compliance with the Milestones required as of such dates. In addition, the ABL interest rate was increased to 2.25% over the Wall Street Journal prime rate, and the maturity date was extended until April 15, 2019. While the expired forbearance agreements with PFG and SVB acknowledged that we were and anticipated that we would be in violation of certain financial and other covenants of the ABL and the PFG Term Note as of December 31, 2018, January 31, 2019, February 28, 2019 and March 31, 2019, the ABL is currently past its maturity date. We are in discussions with SVB and PFG about possible extensions of the forbearance agreements and of the maturity of the ABL as part of the overall strategic process.

Standstill Agreements

On February 15, 2019, we entered into a standstill agreement with Iliad Research and Trading, L.P. (“Iliad”), related to the $2,625,000 convertible promissory note dated July 17, 2018 (“Convertible Note”) described further in Note 6. The standstill agreement, among other things, provided that Iliad will not seek to redeem any portion of the Convertible Note until April 15, 2019 (the “Standstill”) and increased the outstanding balance of the Convertible Note by approximately $202,000, representing a fee to Iliad for such Standstill. In May 2019, we entered into a second standstill agreement with Iliad (“Second Standstill”). The Second Standstill provides that Iliad will not seek to redeem any portion of the Convertible Note until May 31, 2019. In consideration for the Second Standstill, we agreed to adjust the conversion price on the first $1,250,000 of our debt to Iliad from $0.80 to $0.2273. The Standstill and Second Standstill are referred to collectively as the Standstill Agreements. In May 2019, Iliad converted $350,000 of the Convertible Note balance into 1,539,815 shares of our common stock at a conversion price of $0.2273 per share.

Advance from NovellusDx, Ltd.

On September 18, 2018, we entered into an agreement and plan of merger (“Merger Agreement”) with NovellusDx, Ltd. (“NDX”). In connection with signing the Merger Agreement, NDX loaned us $1,500,000 (“Advance from NDX”). Interest accrued on the outstanding balance at 10.75% per annum until we terminated the Merger Agreement on December 15, 2018. As a result of the termination, the Advance from NDX, plus interest thereon, became due and payable on March 15, 2019. The Company and NDX are currently negotiating a possible resolution or settlement of the Advance from NDX.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Codification (“ASC”) 842, Leases, which supersedes the guidance in former ASC 840, Leases, to increase transparency and comparability among organizations by requiring recognition of right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements (with the exception of short-term leases).
In July 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-11 to the existing transition guidance that allows entities to recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. Effective January 1, 2019, we adopted ASC 842 using this new transition guidance. The comparative information has not been restated and continues to be reported under the accounting standard in effect for those periods.
We have elected to use the package of practical expedients, which allows us to not (1) reassess whether any expired or existing contracts are considered or contain leases; (2) reassess the lease classification for any expired or existing leases; and (3) reassess the initial direct costs for any existing leases. We did not elect the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment.
The most significant impact of adopting ASC 842 is related to the recognition of right-of-use assets and lease liabilities for operating leases. Our accounting for finance leases remains substantially unchanged. The adoption of ASC 842 had no impact on our consolidated statements of operations or total cash flows from operations.
The cumulative effect of the changes made to our consolidated January 1, 2019 balance sheet for the adoption of ASC 842 were as follows (in thousands):

	As of December 31, 2018	Adjustment for Adoption of ASC 842	As of January 1, 2019
ASSETS
Operating lease right-of-use assets	$—	$2,643	$2,643
Other current assets	2,148	(78)	2,070
	$2,148	$2,565	$4,713
LIABILITIES
Operating lease liabilities	$—	$1,080	$1,080
Deferred rent payable and other	305	(305)	—
Operating lease liabilities, non-current	—	1,790	1,790
	$305	$2,565	$2,870

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements. The update will become effective for interim and annual periods beginning after December 15, 2019 and may be adopted either retrospectively or prospectively. Early adoption is permitted. We plan to adopt this standard prospectively. We are currently evaluating the impact that adoption of this ASU will have on our consolidated financial statements and whether or not to early adopt.

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

Note 2. Going Concern

At March 31, 2019, our cash position and history of losses required management to assess our ability to continue operating as a going concern, according to FASB ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going

Concern. The Company does not have sufficient cash at March 31, 2019 to fund normal operations beyond the next three months from the date of this report. In addition, while the expired forbearance agreements with PFG and SVB acknowledged that we were and anticipated that we would be in violation of certain financial and other covenants of the ABL and the PFG Term Note as of December 31, 2018, January 31, 2019, February 28, 2019 and March 31, 2019, the ABL is currently past its maturity date. We are in discussions with SVB and PFG about possible extensions of the forbearance agreements and of the maturity of the ABL as part of the overall strategic process. The Company’s ability to continue as a going concern is dependent on the Company’s ability to extend the forbearance agreements and the term of the ABL, raise additional equity or debt capital or spin-off non-core assets to raise additional cash. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Net cash used in operating activities was $4.5 million and $4.5 million for the three months ended March 31, 2019 and 2018, respectively, and the Company had unrestricted cash and cash equivalents of $0.7 million at March 31, 2019, an increase from $0.2 million at December 31, 2018. The Company has negative working capital at March 31, 2019 of $18.0 million.

The Company currently requires a significant amount of additional capital to fund operations and pay its accounts payable, and its ability to continue as a going concern is dependent upon its ability to raise such additional capital and achieve profitability. Raymond James & Associates, Inc. continues to assist us with evaluating strategic options. Such options could include raising more capital, the sale of the Company or another type of strategic partnership. We have reduced our cost of sales and operating expenses by migrating our California laboratory services to New Jersey and North Carolina during the third quarter of 2018, and we are continuing to pursue strategies to reduce our operating costs. We can provide no assurances that our current actions will be successful or that additional sources of financing with be available to us on favorable terms, if at all. If the Company is not able to raise such additional capital on a timely basis or on favorable terms, the Company may need to scale back or, in extreme cases, discontinue its operations or liquidate its assets.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3.     Revenue and Accounts Receivable

Revenue by service type for the three months ended March 31, 2019 and 2018 is comprised of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Biopharma Services	$3,964	$3,658
Clinical Services	1,353	2,342
Discovery Services	1,522	1,667
	$6,839	$7,667

Discovery Services revenue for the three months ended March 31, 2018 includes approximately $239,000 of revenue from our India subsidiary that was sold in April 2018.

Accounts receivable by service type at March 31, 2019 and December 31, 2018 consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Biopharma Services	$3,967	$3,692
Clinical Services	5,906	6,031
Discovery Services	881	777
Allowance for doubtful accounts	(3,462)	(3,462)
	$7,292	$7,038

Revenue for Biopharma Services are customized solutions for providing information regarding genomic and molecular factors influencing subject responses to therapeutics. Biopharma Services are billed to pharmaceutical and biotechnology companies. Clinical Services are tests performed to provide information on diagnosis of cancers to guide patient management. Clinical Services tests can be billed to Medicare, another third party insurer or the referring community hospital or other healthcare facility, or directly to patients. Discovery Services are services that provide the tools and testing methods for companies and researchers seeking to identify new DNA-based biomarkers for disease. The breakdown of our Clinical Services revenue (as a percent of total revenue) is as follows:

	Three Months Ended March 31,
	2019	2018
Medicare	5%	9%
Other third party payors	15%	21%
	20%	30%
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

Remaining Performance Obligations:

Services offered under the Biopharma and Discovery Services frequently take time to complete under their respective contacts. These times vary depending on specific contract arrangements including the length of the study and how samples are delivered to us for processing. In the case of Clinical Services and Discovery Services, the duration of performance obligations is less than one year. As of March 31, 2019, the Company had approximately $36.8 million in remaining performance obligations in the Biopharma Services area. We expect to recognize the remaining performance obligations over the next two years.

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

The following table summarizes equivalent units outstanding that were excluded from the earnings per share calculation because their effects were anti-dilutive (in thousands):

	Three Months Ended March 31,
	2019	2018
Common stock purchase warrants	12,053	10,055
Stock options	2,290	2,534
Convertible note	3,767	—
Advance from NovellusDx, Ltd.	2,690	—
Restricted shares of common stock	28	683
	20,828	13,272

Note 5. Leasing Arrangements

Operating Leases

We lease our laboratory, research facility and administrative office space under various operating leases. We also lease office and scientific equipment under various finance leases.

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, and operating lease liabilities, non-current on our consolidated balance sheets. Finance leases are included in fixed assets, net of accumulated depreciation and obligations under finance leases.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Our incremental borrowing rate was determined by adjusting our secured borrowing interest rate for the longer-term nature of our leases. Our variable lease payments primarily consist of maintenance and other operating expenses from our real estate leases. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components. We have elected to account for these lease and non-lease components as a single lease component. We are also electing not to apply the recognition requirements to short-term leases of twelve months or less and instead will recognize lease payments as expense on a straight-line basis over the lease term.

The components of lease expense were as follows for the three months ended March 31, 2019 (in thousands):

Operating lease cost	$276
Short-term lease cost	24
Variable lease cost	62
Total lease expense	$362

Other supplemental information related to leases was as follows for the three months ended March 31, 2019:

Weighted average remaining lease term (in years)
Operating leases	3.18

Weighted average discount rate
Operating leases	7.87%

We did not enter into any new leases that met scope during the three months ended March 31, 2019.

At March 31, 2019, future estimated minimum lease payments under non-cancelable operating leases were as follows (in thousands):

2019 (remaining 9 months)	$860
2020	966
2021	598
2022	563
2023	94
Total minimum lease payments	3,081
Less amount representing interest	453
Total	$2,628

Note 6. Financing

Term Note and Line of Credit

On March 22, 2017, we entered into a two year asset-based revolving line of credit agreement (“ABL”) with SVB. The SVB credit facility provided for an ABL for an amount not to exceed the lesser of (a) $6.0 million or (b) 80% of eligible accounts receivable plus the lesser of 50% of the net collectible value of third party accounts receivable or three (3) times the average monthly collection amount of third party accounts receivable over the previous quarter. The ABL required monthly interest payments at the Wall Street Journal prime rate plus 1.50% and was scheduled to mature on March 22, 2019. We also pay a fee of 0.25% per year on the average unused portion of the ABL. In August 2018, the maximum borrowings were reduced from $6.0 million to $3.0 million. In January 2019, the interest rate was adjusted to the Wall Street Journal prime rate plus 2.25% (7.75% at March 31, 2019) and the maturity date was extended through April 15, 2019, subject to the Company satisfying certain milestones of the forbearance agreement discussed in Note 1. At March 31, 2019, we have borrowings of approximately $2.4 million on the ABL.

We concurrently entered into the PFG Term Note, which is a three year $6.0 million term loan agreement. The PFG Term Note is an interest only loan with the full principal and any outstanding interest due at maturity on March 22, 2020. Interest is payable monthly at a rate of 11.5% per annum. We may prepay the PFG Term Note in whole or part at any time without penalty. At March 31, 2019, the principal amount of the PFG Term Note was $6,000,000.

Both loan agreements require us to comply with certain financial covenants, including minimum adjusted EBITDA, revenue and liquidity covenants, and restrict us from, among other things, paying cash dividends, incurring debt and entering into certain transactions without the prior consent of the lenders. Repayment of amounts borrowed under the loan agreements may be accelerated if an event of default occurs, which includes, among other things, a violation of such financial covenants and negative covenants. While the expired forbearance agreements with PFG and SVB acknowledged that we were and anticipated that we would be in violation of certain financial and other covenants of the ABL and the PFG Term Note as of December 31, 2018, January 31, 2019, February 28, 2019 and March 31, 2019, the ABL is currently past its maturity date. We are in discussions with SVB and PFG about possible extensions of the forbearance agreements and of the maturity of the ABL as part of the overall strategic process. During the three months ended March 31, 2019, the Company incurred approximately $167,000 of lender fees associated with the forbearance agreements that were expensed due to prior and expected future violations of the covenants.

Our obligations to SVB under the ABL facility are secured by a first priority security interest on substantially all of our assets, and our obligations under the PFG Term Note are secured by a second priority security interest subordinated to the SVB lien.

Convertible Note

On July 17, 2018, the Company entered into the Convertible Note, pursuant to which the Company issued a convertible promissory note to an institutional accredited investor in the initial principal amount of $2,625,000. The Company received consideration of $2,500,000, reflecting an original issue discount of $100,000, a beneficial conversion feature discount of approximately $328,000 and expenses payable by the Company of $25,000. The Convertible Note has an 18 month term and carries interest at 10% per annum. The note is convertible into shares of the Company’s common stock at a conversion price of $0.80 per share (“Conversion Price”) upon five trading days’ notice, subject to certain adjustments (standard dilution) and ownership limitations specified in the Convertible Note. In May 2019, the conversion price was reduced to $0.2273 for $1,250,000 of the balance of the Convertible Note; the remainder is still convertible at $0.80.

Prior to the Standstill Agreements, the investor could redeem any portion of the Convertible Note upon five trading days’ notice, beginning January 17, 2019, subject to a maximum monthly redemption amount of $650,000, with the Company having the option to pay such redemptions in cash, the Company’s common stock at the Conversion Price, or by a combination thereof, subject to certain conditions, including that the stock price is $1.00 per share or higher. After taking into consideration the Standstill Agreements, Iliad cannot request a monthly redemption until June 1, 2019. The Company may prepay the outstanding balance of the Convertible Note, in part or in full, at a 10% premium to par value if prior to the one year anniversary of the date of issuance and at par if prepaid thereafter. At maturity, the Company may pay the outstanding balance in cash, the Company’s common stock at the Conversion Price, or by a combination thereof, subject to certain conditions. The note provides that in the event of default, the lender may, at its option, elect to increase the outstanding balance applying the default effect (defined as outstanding balance at date of default multiplied by 15% plus outstanding amount) by providing written notice to the Company. In addition, the interest rate increases to 22% upon default. The default effect and default interest rate provisions qualify as embedded derivatives with an estimated fair value of $55,000 at March 31, 2019.

The Convertible Note is the general unsecured obligation of the Company and is subordinated in right of payment to the ABL and PFG Term Note. The following is a summary of the Convertible Note balance at March 31, 2019 (in thousands):

Convertible Note, net of discounts of $46	$2,781
Less unamortized debt issuance costs	3
Convertible Note, net	$2,778

In May 2019, Iliad converted $350,000 of the Convertible Note balance into 1,539,815 shares of our common stock at $0.2273 per share.

Advance from NDX

On September 18, 2018, we entered into the Merger Agreement with NDX. In connection with signing the Merger Agreement, NDX loaned us $1,500,000. Interest accrued on the outstanding balance at 10.75% per annum until we terminated the Merger Agreement on December 15, 2018. As a result of the termination, the Advance from NDX, plus interest thereon, became due and payable on March 15, 2019. The termination was a specified event of default, so on December 15, 2018, the interest rate was increased to 21%. The default also gives NDX the right to convert all, but not less than all, of the outstanding balance into shares of the Company’s common stock at a conversion price of $0.606 per share. At March 31, 2019, the principal balance of the Advance from NDX was $1,500,000.

The Advance from NDX is the general unsecured obligation of the Company and is subordinated in right of payment to the ABL and PFG Term Note, provided that NDX has asserted that its obligation to standstill under its subordination agreements will not be applicable at a time when the Company attains certain levels of unrestricted cash, as a result of the Company having improperly terminated the Merger Agreement. The Company does not believe it improperly terminated the Merger Agreement. The Company and NDX are currently negotiating a possible resolution or settlement of the Advance from NDX.

Note 7. Capital Stock

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

In May 2019, Iliad converted $350,000 of the Convertible Note into an aggregate of 1,539,815 shares of our common stock at a conversion price of $0.2273 per share.

Note 8. Stock-Based Compensation

We have two equity incentive plans: the 2008 Stock Option Plan (the “2008 Plan”) and the 2011 Equity Incentive Plan (the “2011 Plan”, and together with the 2008 Plan, the “Stock Option Plans”). The Stock Option Plans are meant to provide additional incentive to officers, employees and consultants to remain in our employment. Options granted are generally exercisable for up to 10 years. Effective April 9, 2018, the Company cannot issue additional options from the 2008 Plan.

At March 31, 2019, 730,051 shares remain available for future awards under the 2011 Plan.

A summary of employee and non-employee stock option activity for the three months ended March 31, 2019 is as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares (in thousands)	Weighted- Average Exercise Price
Outstanding January 1, 2019	3,004	$5.77	5.70	$—
Granted	95	0.44
Cancelled or expired	(809)	8.00
Outstanding March 31, 2019	2,290	$4.76	7.13	$—
Exercisable March 31, 2019	1,189	$7.94	5.42	$—

Aggregate intrinsic value represents the difference between the fair value of our common stock and the exercise price of outstanding, in-the-money options.

As of March 31, 2019, total unrecognized compensation cost related to non-vested stock options granted to employees was $780,553 which we expect to recognize over the next 3.20 years.

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

The following table presents the weighted-average assumptions used to estimate the fair value of options granted to employees during the periods presented:

Three Months Ended March 31,
2019
Volatility	90.15%
Risk free interest rate	2.54%
Dividend yield	0.00%
Term (years)	6.32
Weighted-average fair value of options granted during the period	$0.34

Restricted stock awards have been granted to employees, directors and consultants as compensation for services. At March 31, 2019, there was $34,285 of unrecognized compensation cost related to non-vested restricted stock granted to employees and directors; we expect to recognize the cost over 0.44 years.

The following table summarizes the activities for our non-vested restricted stock awards for the three months ended March 31, 2019:

	Non-vested Restricted Stock Awards
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2019	29	$3.43
Cancelled	(1)	6.30
Non-vested at March 31, 2019	28	$3.33

The following table presents the effects of stock-based compensation related to stock option and restricted stock awards to employees and non-employees on our Consolidated Statements of Operations and Other Comprehensive Loss during the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenues	$28	$91
Research and development	8	15
General and administrative	116	158
Sales and marketing	6	10
Total stock-based compensation	$158	$274

Note 9. Warrants

On January 14, 2019, we issued 933,334 warrants to purchase common stock at $0.2475 per share. The warrants are immediately exercisable and expire on January 9, 2024. On January 31, 2019 we issued 1,065,217 warrants to purchase common stock at $0.253 per share. These warrants are immediately exercisable and expire on January 26, 2024. All of these warrants were issued in conjunction with the 2019 Offerings.

The following table summarizes the warrant activity for the three months ended March 31, 2019 (in thousands, except exercise price):

Issued With / For	Exercise Price		Warrants Outstanding January 1, 2019	2019 Warrants Issued	Warrants Outstanding March 31, 2019
Non-Derivative Warrants:
Financing	$10.00		243	—	243
Financing	15.00		276	—	276
2015 Offering	5.00		3,450	—	3,450
2017 Debt	0.92		443	—	443
2019 Offering	0.2475		—	933	933
2019 Offering	0.253		—	1,065	1,065
Total non-derivative warrants	3.86	B	4,412	1,998	6,410
Derivative Warrants:
2016 Offerings	2.25	A	1,968	—	1,968
2017 Offering	2.35	A	3,500	—	3,500
2017 Offering	2.50	A	175	—	175
Total derivative warrants	2.32	B	5,643	—	5,643
Total	$3.14	B	10,055	1,998	12,053

A	These warrants are subject to fair value accounting and contain a contingent net cash settlement feature. See Note 10.

B	Weighted-average exercise prices are as of March 31, 2019.

Note 10. Fair Value of Warrants

The following table summarizes the derivative warrant activity subject to fair value accounting for the three months ended March 31, 2019 (in thousands):

Issued with/for	Fair value of warrants outstanding as of December 31, 2018	Change in fair value of warrants	Fair value of warrants outstanding as of March 31, 2019
2016 Offerings	$225	$30	$255
2017 Offering	23	(23)	—
	$248	$7	$255

The derivative warrants issued as part of the 2016 Offerings are valued using a probability-weighted Binomial model, while the derivative warrants issued in conjunction with the 2017 Offering are valued using a Black-Scholes model. The following tables summarize the assumptions used in computing the fair value of derivative warrants subject to fair value accounting at March 31, 2019 and December 31, 2018.

2016 Offerings	As of March 31, 2019	As of December 31, 2018
Exercise price	$2.25	$2.25
Expected life (years)	2.83	3.08
Expected volatility	108.55%	100.51%
Risk-free interest rate	2.21%	2.46%
Expected dividend yield	—%	—%

2017 Offering	As of March 31, 2019	As of December 31, 2018
Exercise price	$2.36	$2.36
Expected life (years)	0.19	0.44
Expected volatility	62.86%	172.5%
Risk-free interest rate	2.44%	2.56%
Expected dividend yield	—%	—%

Note 11. Fair Value Measurements

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	March 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$255	$—	$—	$255
Note payable	20	—	—	20
Other derivatives	55	—	—	55
	$330	$—	$—	$330

	December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$248	$—	$—	$248
Note payable	20	—	—	20
Other derivatives	86	$—	$—	86
	$354	$—	$—	$354

At March 31, 2019 and December 31, 2018, the Company had a liability payable to VenturEast from a prior acquisition. The ultimate payment to VenturEast will be the fair value of 84,278 shares of our common stock at the time of payment. During the three months ended March 31, 2018, we recorded a gain of approximately $17,000 due to the change in value of the note. No adjustment was required during the three months ended March 31, 2019, as the closing price of our common stock on March 31, 2019 was the same as it was on December 31, 2018.

At March 31, 2019, the warrant liability consists of stock warrants issued as part of the 2016 Offerings and 2017 Offering that contain contingent net settlement features. In accordance with derivative accounting for warrants, we calculated the fair value of warrants and the assumptions used are described in Note 10, “Fair Value of Warrants.” During the three months ended March 31, 2019, we recognized a loss of approximately $7,000 on the derivative warrants. During the three months ended March 31, 2018, we recorded a gain of approximately $692,000 on the derivative warrants primarily due to changes in our stock price.

Realized and unrealized gains and losses related to the change in fair value of the VenturEast note, warrant liability and other derivatives are included in other income (expense) on the Consolidated Statements of Operations and Other Comprehensive Loss.

The following table summarizes the activity of the note payable to VenturEast and of our derivative warrants and other derivatives, which were measured at fair value using Level 3 inputs (in thousands):

	Note Payable	Warrant	Other
	to VenturEast	Liability	Derivatives
Fair value at December 31, 2018	$20	$248	$86
Change in fair value	—	7	(31)
Fair value at March 31, 2019	$20	$255	$55

Note 12. Joint Venture Agreement

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

The agreement requires aggregate capital contributions by us of up to $6.0 million, of which $2.0 million has been paid to date. The timing of the remaining installments is subject to the JV's achievement of certain operational milestones agreed upon by the board of governors of the JV. In exchange for its membership interest, Mayo’s capital contribution takes the form of cash, staff, services, hardware and software resources, laboratory space and instrumentation, the fair market value of which will be approximately equal to $6.0 million. Mayo’s continued contribution will also be conditioned upon the JV’s achievement of certain milestones. We are in the process of winding down the JV.

During the three months ended March 31, 2019, there was no activity in the JV. Our share of the JV’s net loss was approximately $2,000 for the three months ended March 31, 2018, and is included in research and development expense on the Consolidated Statements of Operations and Other Comprehensive Loss. We have a net receivable due from the JV of approximately $10,000 at March 31, 2019, which is included in other assets in the Consolidated Balance Sheets.

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

Note 13. Related Party Transactions

We had a consulting agreement with Equity Dynamics, Inc. (“EDI”), an entity controlled by the Chairman of our Board of Directors, John Pappajohn, effective April 1, 2014 through August 31, 2018, pursuant to which EDI received a monthly fee of $10,000. Total expenses for the three months ended March 31, 2018 were $30,000. As of March 31, 2019, we owed EDI $70,000.

As described in Note 1, the Company closed two public offerings in January 2019, in which various executives and directors purchased shares at the public offering price. On January 14, 2019, John Pappajohn, John Roberts, our President and Chief Executive Officer, and Geoffrey Harris, a Director, purchased 1,000,000 shares, 100,000 shares and 100,000 shares, respectively, at the public offering price of $0.225 per share. On January 31, 2019, John Pappajohn, John Roberts, Edmund Cannon, a Director, and M. Glenn Miles, our Chief Financial Officer, purchased 1,000,000 shares, 185,436 shares, 43,479 shares and 150,000 shares, respectively, at the public offering price of $0.23 per share.

Note 14. Contingencies

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

Note 15. Subsequent Events

Sale of NOL’s

On April 4, 2019, we sold $11,638,516 of gross State of New Jersey NOL’s relating to the 2017 tax year as well as $71,968 of state research and development tax credits. The sale resulted in the net receipt by the Company of approximately $512,000. This figure includes all costs and expenses associated with the sale of these state tax attributes as deducted from the gross sales price of approximately $521,000.

Second Standstill

On May 3, 2019, we entered into the Second Standstill with Iliad. The Second Standstill provides that Iliad will not seek to redeem any portion of the Convertible Note until May 31, 2019. In consideration for the Second Standstill, we agreed to adjust the conversion price on the first $1,250,000 of our debt to Iliad from $0.80 to $0.2273. The remaining balance will still be convertible at $0.80 per share. On May 6, 2019 and May 8, 2019, Iliad converted an aggregate of $350,000 of the Convertible Note balance into 1,539,815 shares of our common stock at $0.2273 per share.

Nasdaq Notifications

Our common stock is listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share and that we hold an annual meeting of stockholders within twelve months of the end of our fiscal year. In addition, on January 29, 2019, the Company received written notice from the Listing Qualifications Staff of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it was required to seek stockholder approval of the execution of the NDX Credit Agreement, under which the Company was advanced $1,500,000, the outstanding balance of which, including interest, is convertible, at the option of NDX, into shares of common stock at a conversion price of $0.606 per share, due to the potential for the Company, upon a conversion of such outstanding balance, with interest, to be required to issue common stock at a discount to the market price of the common stock on the day of execution of such agreement in excess of 20% of the pre-transaction outstanding shares of common stock, pursuant to Nasdaq Listing Rule 5635(d) (the “Approval Requirement”).

Nasdaq’s notice had no immediate effect on the listing of the common stock on the Nasdaq Capital Market. Under Nasdaq Listing Rule 5810(c)(2)(C), the Company had 45 calendar days from January 29, 2019 to submit to Nasdaq a plan to regain compliance with the Approval Requirement, which the Company submitted on March 15, 2019, and which was approved on May 15, 2019, subject to the Company’s shareholders approving the potential issuances to Novellus at the annual meeting of shareholders currently scheduled for May 31, 2019, or the Company otherwise curing the deficiency on or before May 31, 2019. There can be no assurance that the shareholders will approve such issuances.

On January 3, 2019, we received written notice from the Listing Qualifications Staff Nasdaq notifying us that we no longer comply with Nasdaq Listing Rule 5620(a) due to our failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year ended December 31, 2017 (the “Annual Meeting Requirement”). We had 45 calendar days from January 3, 2019, or until February 19, 2019, to submit to Nasdaq a plan to regain compliance with the Annual Meeting Requirement, which we submitted on February 19, 2019. On May 15, 2019, Nasdaq accepted our plan subject to our holding our annual meeting on May 31, 2019.

On November 13, 2018, we received a written notice from Nasdaq indicating that we were not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. We had 180 calendar days in which to regain compliance, or until May 13, 2019, which we did not do. On May 15, 2019, Nasdaq granted us an additional 180 days within which to regain compliance.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the “Company,” “CGI,” “we,” “us,” “our” or similar terms, refer to Cancer Genetics, Inc. and its wholly owned subsidiaries at March 31, 2019: Cancer Genetics Italia, S.r.l., Gentris, LLC, and vivoPharm Pty, Ltd, except as expressly indicated or unless the context otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K filed with the SEC on April 16, 2019. This MD&A may contain forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” below.

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

The non-proprietary testing services we offer are focused in part on specific oncology categories where we are developing our proprietary tests. We believe that there is significant synergy in developing and marketing a complete set of tests and services that are disease focused and delivering those tests and services in a comprehensive manner to help with treatment decisions. The insight that we develop in delivering the non-proprietary services are often leveraged in the development of our proprietary programs and now increasingly in the validation of our proprietary programs, such as Focus::NGS.

Net cash used in operating activities was $4.5 million and $4.5 million for the three months ended March 31, 2019 and 2018, respectively, and the Company had unrestricted cash and cash equivalents of $0.7 million at March 31, 2019, an increase from $0.2 million at December 31, 2018. The Company has negative working capital at March 31, 2019 of $18.0 million.

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

While we have implemented an aggressive consolidation strategy to reduce our operating costs in 2018 and the first quarter of 2019, including the closure of our California laboratory and facility, we expect to continue to incur material losses for the near future. We incurred losses of $20.4 million and $20.9 million for fiscal years ended December 31, 2018 and 2017, respectively, and $4.6 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $162.3 million. We need to raise additional capital or execute on our plans to execute a strategic transaction. There can be no assurance that additional capital will be available to us on acceptable terms, if at all, or that we will complete a strategic transaction. In addition, we are in default of certain financial covenants in our credit agreements with our senior lenders and our ABL matured on April 15, 2019. While the expired forbearance agreements with PFG and SVB acknowledging that we were and anticipating that we would be in violation of certain financial and other covenants of the ABL and the PFG Term Note as of December 31, 2018, January 31, 2019, February 28, 2019 and March 31, 2019, the ABL is currently past its maturity date. We are in discussions with SVB and PFG about possible extensions of the forbearance agreements and of the maturity of the ABL as part of the overall strategic process.

2019 Offerings

In January 2019, we closed two public offerings and issued an aggregate of 28,550,726 shares of common stock for approximately $5.4 million, net of expenses and discounts of approximately $1.1 million. The Company also issued 1,998,551 warrants to its underwriters in conjunction with these offerings.

Key Factors Affecting our Results of Operations and Financial Condition

Our overall long-term growth plan is predicated on our ability to develop or acquire technology solutions to accelerate the penetration into the Biopharma community to achieve more revenue supporting clinical trials and develop and commercialize unique or proprietary services and tests to achieve sustainable organic growth. Our unique and proprietary tests include CGH microarrays, NGS panels, and DNA FISH probes. To facilitate market adoption of our proprietary tests, we anticipate having to successfully complete additional studies with clinical samples and publish our results in peer-reviewed scientific journals. Our ability to complete such studies is dependent upon our ability to leverage our collaborative relationships with pharmaceutical and biotechnology companies and leading institutions to facilitate our research and obtain data for our quality assurance and test validation efforts.

We believe that the factors discussed in the following paragraphs have had and are expected to continue to have a material impact on our results of operations and financial condition.

Revenues

Our revenue is generated through our Biopharma Services, Discovery Services and Clinical Services. Biopharma Services are billed to the customer directly. While we have agreements with our Biopharma clients, volumes from these clients are subject to the progression and continuation of the clinical trials which can impact testing volume. We also derive revenue from Discovery Services, which are services provided in the development of new compounds testing assays and methods and include pre-clinical toxicology and efficacy studies. Discovery Services are billed directly to the customer. Our Clinical Services can be billed to Medicare, another third party insurer or the referring community hospital or other healthcare facility, or patients in accordance with state and federal law.

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

We receive revenue for our Clinical Services from Medicare, other insurance carriers and other healthcare facilities. Some of our customers choose, generally at the beginning of our relationship, to pay for laboratory services directly as opposed to having patients (or their insurers) pay for those services and providing us with the patients’ insurance information. A hospital may elect to be a direct bill customer and pay our bills directly, or may provide us with patient information so that their patients pay our bills, in which case we generally expect payment from their private insurance carrier or Medicare. In a few instances, we have arrangements where a hospital may have two accounts with us, so that certain tests are billed directly to the hospital, and certain tests are billed to and paid by a patient’s insurer. The billing arrangements generally are dictated by our customers and in accordance with state and federal law. For the three months ended March 31, 2019, Medicare and other third party payors accounted for approximately 5% and 15% of our total revenue, respectively.

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

Operating Expenses

We classify our operating expenses into four categories: research and development, sales and marketing, general and administrative, and merger costs. Our operating expenses principally consist of personnel costs, including non-cash stock-based compensation, outside services, laboratory consumables and overhead, development costs, marketing program costs and legal and accounting fees.

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

Three Months Ended March 31, 2019 and 2018

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three Months Ended March 31,		Change
(dollars in thousands)	2019	2018	$	%
Revenue	$6,839	$7,667	$(828)	(11)%
Cost of revenues	4,637	5,082	(445)	(9)%
Research and development expenses	454	681	(227)	(33)%
General and administrative expenses	3,309	5,260	(1,951)	(37)%
Sales and marketing expenses	1,108	1,591	(483)	(30)%
Merger costs	249	—	249	N/A
Loss from operations	(2,918)	(4,947)	2,029	(41)%
Interest income (expense), net	(1,723)	(218)	(1,505)	690%
Change in fair value of acquisition note payable	—	17	(17)	(100)%
Change in fair value of other derivatives	31	—	31	N/A
Change in fair value of warrant liability	(7)	692	(699)	(101)%
Net (loss)	$(4,617)	$(4,456)	$(161)	4%

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

Reconciliation from GAAP to Non-GAAP Results (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Reconciliation of net (loss):
Net (loss)	$(4,617)	$(4,456)
Adjustments:
Change in fair value of acquisition note payable	—	(17)
Change in fair value of other derivatives	(31)	—
Change in fair value of warrant liability	7	(692)
Adjusted net (loss)	$(4,641)	$(5,165)
Reconciliation of basic and diluted net (loss) per share:
Basic and diluted net (loss) per share	$(0.09)	$(0.16)
Adjustments to net (loss)	—	(0.03)
Adjusted basic and diluted net (loss) per share	$(0.09)	$(0.19)
Basic and diluted weighted-average shares outstanding	48,933	27,049

Adjusted net (loss) decreased 10% to $4.6 million during the three months ended March 31, 2019, from an adjusted net (loss) of $5.2 million during the three months ended March 31, 2018. Adjusted basic and diluted net (loss) per share decreased 53% to $0.09 during the three months ended March 31, 2019 from $0.19 during the three months ended March 31, 2018.

Revenues

The breakdown of our revenue for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,				Change
	2019		2018
(dollars in thousands)	$	%	$	%	$	%
Biopharma Services	3,964	58%	$3,658	48%	$306	8%
Clinical Services	1,353	20%	2,342	30%	(989)	(42)%
Discovery Services	1,522	22%	1,667	22%	(145)	(9)%
Total Revenue	$6,839	100%	$7,667	100%	$(828)	(11)%

Revenue decreased 11%, or $0.8 million, to $6.8 million for the three months ended March 31, 2019, from $7.7 million for the three months ended March 31, 2018, principally due to a decrease in Clinical Services of $1.0 million, partially offset by an increase in Biopharma Services of $0.3 million.

Revenue from Biopharma Services increased 8%, or $0.3 million, to $4.0 million for the three months ended March 31, 2019, from $3.7 million for the three months ended March 31, 2018 due to the ongoing delivery of our services under existing contracts and the continued demand for our services. Revenue from Clinical Services customers decreased by $1.0 million, or 42%, for the three months ended March 31, 2019 due to the reduction in number of direct sales personnel and the elimination of certain tests from our testing requisition forms. Revenue from Discovery Services decreased 9%, or $0.1 million, during the three months ended March 31, 2019 due to the sale of our India subsidiary in April 2018, which accounted for $0.2 million of our Discovery Services revenue during the three months ended March 31, 2018.

Cost of Revenues

Cost of revenues decreased $0.4 million to $4.6 million for the three months ended March 31, 2019 from $5.1 million for the three months ended March 31, 2018, principally due to decreased payroll and benefit costs of $0.4 million and decline in facility costs and depreciation of $0.1 million each, all of which are primarily due to the migration of our California lab services to our New Jersey and North Carolina locations in the third quarter of 2018. These decreases were offset, in part, by increases in lab supplies and shipping costs of $0.1 million each. Gross margin declined to 32% during the three months ended March 31, 2019 from 34% during the three months ended March 31, 2018, due to lower revenue in the comparable periods and an increase in lab supplies and shipping costs.

Operating Expenses

Research and development expenses decreased 33%, or $0.2 million, to $0.5 million for the three months ended March 31, 2019, from $0.7 million for the three months ended March 31, 2018, principally due to reduced lab supplies usage and payroll and benefit costs of $0.1 million each due to the shift in our staffing costs as we reduced the amount of research and development initiatives and concentrated our staff on the delivery of our services. Given the current financial condition of the Company, we are limiting our spending for research and development expenses to our most promising projects.

General and administrative expenses decreased 37%, or $2.0 million, to $3.3 million for the three months ended March 31, 2019, from $5.3 million for the three months ended March 31, 2018, principally due to decreased payroll and benefit costs of $1.2 million and declines in rent expense and depreciation and amortization of $0.1 million each, all of which are primarily due to the migration of our California lab services to our New Jersey and North Carolina locations in the third quarter of 2018. In addition, our bad debt expense decreased by $0.5 million.

Sales and marketing expenses decreased 30%, or $0.5 million, to $1.1 million for the three months ended March 31, 2019, from $1.6 million for the three months ended March 31, 2018, principally due to decreased payroll and benefit costs of $0.4 million and decreased travel, meals and entertainment costs of $0.1 million.

Merger costs of $0.2 million were incurred for the three months ended March 31, 2019 principally due to the evaluation and pursuit of strategic options.

Interest Income (Expense)

Net interest expense increased 690%, or $1.5 million, during the three months ended March 31, 2019 principally due to the amortization of the discount on debt and debt issuance costs on the Advance from NovellusDx, Ltd. and the Convertible Note of $1.1 million. We also incurred $0.2 million of standstill fees in conjunction with the Convertible Note standstill agreement and an aggregate $0.2 million of forbearance fees associated with the forbearance agreements with SVB and PFG.

Change in Fair Value of Warrant Liability

Changes in fair value of some of our common stock warrants may impact our quarterly results.  Accounting rules require us to record certain of our warrants as a liability, measure the fair value of these warrants each quarter and record changes in that value in earnings. As a result of changes in our volatility expectations, we recognized non-cash expense of $7,000 for the three months ended March 31, 2019, as opposed to a non-cash income of $0.7 million during the three months ended March 31, 2018 that resulted from a decrease in our stock price. Consequently, we may be exposed to non-cash charges, or we may record non-cash income, as a result of this warrant exposure in future periods.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity have been funds generated from our debt financings and equity financings. In addition, we have generated funds from the following sources: (i) cash collections from customers and (ii) cash received from the sale of state NOL’s. In January 2019, we closed two public offerings and issued an aggregate of 28,550,726 shares of common stock for approximately $5.4 million, net of expenses and discounts of approximately $1.1 million. On April 4, 2019, we sold $11.6 million of gross State of New Jersey NOL’s relating to the 2017 tax year as well as $0.1 million of state research and development tax credits. The sale resulted in the net receipt by the Company of approximately $0.5 million.

In general, our primary uses of cash are providing for operating expenses, working capital purposes and servicing debt.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash provided by (used in):
Operating activities	$(4,465)	$(4,472)
Investing activities	(32)	(253)
Financing activities	5,111	(713)
Effect of foreign currency exchange rates on cash and cash equivalents and restricted cash	(78)	(32)
Net increase (decrease) in cash and cash equivalents and restricted cash	$536	$(5,470)

We had cash and cash equivalents and restricted cash of $1.0 million at March 31, 2019, and $0.5 million at December 31, 2018.

The $0.5 million increase in cash and cash equivalents and restricted cash for the three months ended March 31, 2019, principally resulted from net proceeds from the 2019 Offerings of $5.4 million, offset, in part by net cash used in operations of $4.5 million.

The $5.5 million decrease in cash and cash equivalents and restricted cash for the three months ended March 31, 2018, principally resulted from net cash used in operations of $4.5 million.

At March 31, 2019, we had total indebtedness of $12.7 million, excluding finance lease obligations.

Cash Used in Operating Activities

Net cash used in operating activities was $4.5 million for the three months ended March 31, 2019. We used $2.9 million in net cash to fund our core operations, which included $0.3 million in cash paid for interest. We incurred additional uses of cash when adjusting for working capital items as follows: a net decrease in accounts payable, accrued expenses and deferred revenue of $1.1 million, a net reduction in operating lease liabilities of $0.2 million, a net increase in accounts receivable of $0.3 million, and a net increase in other current assets of $0.3 million, offset, in part by a decrease in operating lease right-of-use assets of $0.2 million.

For the three months ended March 31, 2018, we used $4.5 million in operating activities. We used $3.9 million in net cash to fund our core operations, which included $0.2 million in cash paid for interest. We incurred additional uses of cash when adjusting for working capital items as follows: a net increase in accounts receivable of $0.2 million, an increase in other current assets of $0.1 million and a net decrease in accounts payable, accrued expenses and deferred revenue of $0.3 million.

Cash Used in Investing Activities

Net cash provided by investing activities was $32,000 for the three months ended March 31, 2019 and principally resulted from the purchase of fixed assets.

Net cash used in investing activities was $0.3 million for the three months ended March 31, 2018 and principally resulted from the purchase of fixed assets.

Cash Provided by Financing Activities

Net cash provided by financing activities was $5.1 million for the three months ended March 31, 2019 and principally resulted from net proceeds from the 2019 Offerings of $5.4 million, offset by a net reduction in borrowings on our ABL of $0.2 million and principal payments on finance lease obligations of $0.1 million.

Net cash used in financing activities was $0.7 million for the three months ended March 31, 2018 and resulted from the repayment of borrowings on our ABL of $0.6 million and principal payments on finance lease obligations of $0.1 million.

Capital Resources and Expenditure Requirements

We expect to continue to incur material operating losses in the future. It may take several years, if ever, to achieve positive operational cash flow. We may need to raise additional capital to fund our current operations, to repay certain outstanding indebtedness and to fund expansion of our business to meet our long-term business objectives through public or private equity offerings, debt financings, borrowings or strategic partnerships coupled with an investment in our company or a combination thereof. If we raise additional funds through the issuance of convertible debt securities, or other debt securities, these securities could be secured and could have rights senior to those of our common stock. In addition, any new debt incurred by the Company could impose covenants that restrict our operations and increase our interest expense. The issuance of any new equity securities will also dilute the interest of our current stockholders. Given the risks associated with our business, including our unprofitable operating history and our ability to develop additional proprietary tests, additional capital may not be available when needed on acceptable terms, or at all. If adequate funds are not available, we may need to sell off non-core assets, further consolidate or, in extreme cases, discontinue our operations or liquidate our assets. In January 2019, we entered into forbearance agreements with PFG and SVB acknowledging that we were and anticipating we would be in violation of certain financial and other covenants of the ABL and the PFG Term Note as of December 31, 2018, January 31, 2019, February 28, 2019 and March 31, 2019. These agreements, among other things, (i) required us to comply with certain milestones in connection with a potential strategic transaction satisfactory to PFG and SVB with an anticipated closing date of on or before April 15, 2019 (the “Milestones”), (ii) provided for PFG and SVB’s forbearance of their respective rights and remedies resulting from existing and stated potential events of default under the PFG Term Note and ABL until the earlier of (a) the occurrence of an additional event of default or (b) February 15, 2019; provided such date was to be automatically extended to (1) February 28, 2019 and then to (2) April 15, 2019 so long as we were in compliance with the Milestones required as of such dates and (iii) extended the maturity date of the ABL until April 15, 2019. Under the terms of the forbearance agreement, we can borrow up to $3 million. On March 31, 2019, the outstanding balance on the ABL was $2.4 million based on eligible accounts receivable. In addition, the forbearance agreements have now expired and the ABL is currently past its maturity date. We are in discussions with SVB and PFG about possible extensions of the forbearance agreements and of the maturity of the ABL as part of the overall strategic process.

Net cash used in operating activities was $4.5 million for each of the three months ended March 31, 2019 and 2018, and the Company had unrestricted cash and cash equivalents of $0.7 million at March 31, 2019, an increase from $0.2 million at December 31, 2018. The Company has negative working capital at March 31, 2019 of $18.0 million.

We do not believe that our current cash will support operations beyond the next three months from the date of this report unless we raise additional equity or debt capital or spin-off non-core assets to raise additional cash. We have hired Raymond James & Associates Inc. as our financial advisor to assist with evaluating strategic alternatives. Such alternatives could include raising more capital, the sale of the Company or another type of strategic partnership. There is no assurance that the review of strategic alternatives will result in the Company changing its business plan, pursuing any particular transaction, if any, or, if it pursues any such transaction, that it will be completed.

Meanwhile we are taking steps to improve our operating cash flow. We can provide no assurances that our current actions will be successful or that any additional sources of financing will be available to us on favorable terms, if at all, when needed. Our cash position, recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2018 with respect to this uncertainty. This going concern opinion, and any future going concern opinion, could materially limit our ability to raise additional capital. The perception that we may not be able to continue as a going concern may cause customers, potential partners or investors to choose not to deal with us due to concerns about our ability to meet our contractual and financial obligations. If we cannot continue as a going concern, our stockholders may lose their entire investment in our common stock.

Our forecast of the period of time through which our current financial resources will be adequate to support our operations and our expected operating expenses are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

•	our ability to extend our forbearance agreements and the ABL;

•	our ability to secure financing and the amount thereof;

•	our ability to achieve revenue growth and profitability;

•	the costs for funding the operations we recently acquired and our ability to realize anticipated benefits from the vivoPharm acquisition;

•	our ability to improve efficiency of billing and collection processes;

•	our ability to execute on our marketing and sales strategy for our tests and gain acceptance of our tests in the market;

•	our ability to obtain adequate reimbursement from governmental and other third-party payors for our tests and services;

•	our ability to maintain our present customer base and obtain new customers;

•	our ability to clinically validate our pipeline of tests currently in development;

•	our ability to obtain approvals for our new diagnostic tests;

•	the costs of operating and enhancing our laboratory facilities;

•	our ability to succeed with our cost control initiative;

•	our ability to satisfy US (FDA) and international regulatory regiments with respect to our tests and services, many of which are new and still evolving;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	our ability to manage the costs of manufacturing our tests;

•	the effect of competing technological and market developments; and

•
other risks and uncertainties discussed in our annual report on Form 10-K for the year ended December 31, 2018, as updated in other reports, as applicable, we file with the Securities and Exchange Commission.

The consolidated financial statements for the three months ended March 31, 2019 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets.  The ability of the Company to meet its obligations, and to continue as a going concern is dependent upon the availability of future funding and the continued growth in revenues.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The notes to our audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2018 contain a summary of our significant accounting policies. The adoption of ASC 842 is discussed in Note 1 of Notes to Unaudited Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-Q. We consider the following accounting policies critical to the understanding of the results of our operations:

•	Revenue recognition;

•	Accounts receivable and bad debts;

•	Warrant liabilities and other derivatives;

•	Stock-based compensation;

•	Income taxes; and

•	Impairment of intangibles and long-lived assets.

Cautionary Note Regarding Forward-Looking Statements

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” or the negative of those terms, and similar expressions and comparable terminology intended to identify forward-looking statements. These statements reflect our current views with respect to future events. There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	our ability to extend our forbearance agreements and the ABL;

•	our ability to secure financing and the amount thereof;

•	our ability to achieve revenue growth and profitability;

•	the costs for funding the operations we recently acquired and our ability to realize anticipated benefits from the vivoPharm acquisition;

•	our ability to improve efficiency of billing and collection processes;

•	our ability to execute on our marketing and sales strategy for our tests and gain acceptance of our tests in the market;

•	our ability to obtain adequate reimbursement from governmental and other third-party payors for our tests and services;

•	our ability to maintain our present customer base and obtain new customers;

•	our ability to clinically validate our pipeline of tests currently in development;

•	the costs of operating and enhancing our laboratory facilities;

•	our ability to succeed with our cost control initiative;

•	our ability to satisfy US (FDA) and international regulatory regiments with respect to our tests and services, many of which are new and still evolving;

•	our ability to obtain approvals for our new diagnostic tests;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	our ability to manage the costs of manufacturing our tests;

•	the effect of competing technological and market developments; and

•	the risk factors discussed in our annual report on Form 10-K for the year ended December 31, 2018, as updated in other reports, as applicable, that we file with the Securities and Exchange Commission.

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

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended, as of March 31, 2019, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at March 31, 2019 because of the material weakness in the Company’s internal control over financial reporting that existed at December 31, 2018 that has not been fully remediated by the end of the period covered by this quarterly report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

Our internal control policies changed during the three months ended March 31, 2019 to accommodate the implementation of ASC 606 and specifically its effect on the different customer types within Clinical Services in part for a legacy location as well as the practical recording of the relevant accounts receivable and subsequent cash receipts.

During the quarter ended March 31, 2019, we finalized enhancements and modifications to existing internal controls and procedures to ensure compliance with new leasing guidance in accordance with ASC 842. These changes to our control environment were completed in the first quarter of 2019.

Other than changes to accommodate the implementation of ASC 606 and ASC 842, and the remediation activities discussed below, there were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

Subsequent to the evaluation made in connection with filing our annual report on Form 10-K for the year ended December 31, 2018, management has begun the process of remediation of the material weakness. The further remediation is being conducted due to latency effects associated with the ASC 606 implementation as well as a legacy location that involves design changes to our internal controls over revenue recognition. In 2019, management plans to include additional reconciliations between its general ledger and billing systems to enhance its remediation efforts. We believe these actions to be sufficient to remediate the identified material weakness and to enhance our internal control over financial reporting. However, the new enhanced controls have not operated long enough to conclude at the time of this filling that the material weakness was fully remediated. The Company expects this deficiency to be corrected by the end of 2019.

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

Item 1A.    Risk Factors

There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our annual report on Form 10-K for the year ended December 31, 2018 except as noted below:

We have a history of net losses; we expect to incur net losses in the future, and we may never achieve sustained profitability.

We have historically incurred substantial net losses. We incurred losses of $20.4 million and $20.8 million for fiscal years ended December 31, 2018 and 2017, respectively, and $4.7 million for the first quarter of fiscal 2019. From our inception in April 1999 through March 31, 2019, we had an accumulated deficit of $162.3 million. We expect losses to continue, which will continue to have, an adverse effect on our working capital, total assets and stockholders’ equity. We are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows.

Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.

At December 31, 2018, our cash position and history of losses required management to assess our ability to continue operating as a going concern, according to Financial Accounting Standards Board Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). We did not have sufficient cash at December 31, 2018 to fund normal operations for the next twelve months, and do not have sufficient cash at March 31, 2019. In addition, we have been in violation of certain financial covenants under our debt agreements. While our lenders have historically agreed to forbear from exercising all of their rights and remedies resulting from existing and potential defaults, our ability to continue as a going concern is dependent on our ability to negotiate new forbearance conditions, raise additional equity or debt capital and/or spin-off non-core assets to raise additional cash. These factors raise substantial doubt about our ability to continue as a going concern.

We have hired Raymond James & Associates, Inc. as our financial advisor to assist with evaluating strategic alternatives. Such alternatives could include raising more capital, the sale of the Company or another type of strategic partnership. We can provide no assurances that our current actions will be successful or that additional sources of financing with be available to us on favorable terms, if at all.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

We are in default of financial covenants in the credit agreements with our senior lenders, which were subject to forbearance agreements that expired on April 15, 2019, and our asset- based revolving line of credit agreement matured on April 15, 2019.

We have been in violation of certain of the financial and other covenants under our asset-based revolving line of credit agreement (“ABL”) with Silicon Valley Bank (“SVB”) and our term loan agreement (the “Term Loan”) with Partners for Growth IV, L.P. (“PFG”). On August 20, and November 19, 2018, the Company received waivers from its senior lenders for the covenant violations.

On January 16, 2019, we entered into a Forbearance and Fifth Amendment to Amended and Restated Loan and Security Agreement (the “Forbearance and Amendment”) with SVB, further amending the ABL, and a Forbearance Agreement and Modification No. 4 to Loan and Security Agreement (the “Forbearance and Modification”) with PFG, further amending the Term Loan.

The Forbearance and Amendment agreements with SVB and PFG, among other things, required us to comply with certain milestones in connection with progressing towards a potential strategic transaction satisfactory to our lenders with an anticipated closing date of on or before April 15, 2019 (the “Milestones”).

The Company did not close on a strategic transaction on or before April 15, 2019. While the forbearance agreements have expired and the ABL is currently past its maturity date, our lenders have not demanded payment, and we are in discussions with SVB and PFG about possible extensions of the forbearance agreements and the maturity date of the ABL, along with further milestones to be achieved with respect to a strategic process. No assurance can be given that the Company will be able to successfully negotiate further extensions and milestones with SVB and PFG.

We currently have limited funds and we will need to raise additional capital to fund our operations.
We will need to raise additional financing to fund our operations. At March 31, 2019, we had unrestricted cash and cash equivalents of $0.7 million. Net cash used in operating activities was $12.6 million and $13.6 million for the years ended December 31, 2018 and 2017, respectively, and $4.5 million in the first quarter of 2019. We have continued to have negative cash flow in the second quarter of 2019, and we have limited availability under our asset-based revolving line of credit agreement with Silicon Valley Bank.

The Company has retained Raymond James & Associates, Inc. as a financial advisor to assist the Company in its evaluation of a broad range of financial and strategic alternatives to enhance shareholder value, including additional capital raising transactions, or the potential sale or merger of the Company, disposition of non-core assets, or another type of strategic partnership. There is no assurance that the review of strategic alternatives will result in the Company changing its business plan, pursuing any particular transaction, if any, or, if it pursues any such transaction, that it will be completed. The Company does not expect to make further public comment regarding the strategic review until the Board of Directors has approved a specific transaction or otherwise deems disclosure of significant developments is appropriate.

We believe that our current cash and availability under our revolving line of credit, together with the Offering Proceeds, will support operations for approximately three months from the date of this report, assuming we are able to negotiate an extension of the maturity date of the ABL and an extension of the forbearances with SVB and PFG. We can provide no assurances that any additional sources of financing will be available to us on favorable terms, if at all, when needed. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative, sales and marketing and research and development activities are forward-looking statements and involve risks and uncertainties. Absent sufficient additional financing, we may be unable to remain a going concern.

We are not currently in compliance with the continued listing requirements for the Nasdaq Capital Market. If we do not regain compliance and continue to meet the continued listing requirements, our common stock may be delisted from the Nasdaq Capital Market, which could affect the market price and liquidity for our common stock and reduce our ability to raise additional capital.

Our common stock is listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share and that we hold an annual meeting of stockholders within twelve months of the end of our fiscal year. In addition, on January 29, 2019, the Company received written notice from the Listing Qualifications Staff of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it was required to seek stockholder approval of the execution of the Novellus Credit Agreement, under which the Company was advanced $1.5 million, the outstanding balance of which, including interest, is convertible, at the option of Novellus, into shares of common stock at a conversion price of $0.606 per share, due to the potential for the Company, upon a conversion of such outstanding balance, with interest, to be required to issue common stock at a discount to the market price of the common stock on the day of execution of such agreement in excess of 20% of the pre-transaction outstanding shares of common stock, pursuant to Nasdaq Listing Rule 5635(d) (the “Approval Requirement”).

Nasdaq’s notice had no immediate effect on the listing of the common stock on the Nasdaq Capital Market. Under Nasdaq Listing Rule 5810(c)(2)(C), the Company had 45 calendar days from January 29, 2019 to submit to Nasdaq a plan to regain compliance with the Approval Requirement, which the Company submitted on March 15, 2019, and which was approved on May 15, 2019, subject to the Company’s shareholders approving the potential issuances to Novellus at the annual meeting of shareholders currently scheduled for May 31, 2019, or the Company otherwise curing the deficiency on or before May 31, 2019. There can be no assurance that the shareholders will approve such issuances.

On January 3, 2019, we received written notice from the Listing Qualifications Staff Nasdaq notifying us that we no longer comply with Nasdaq Listing Rule 5620(a) due to our failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year ended December 31, 2017 (the “Annual Meeting Requirement”). We had 45 calendar days from January 3, 2019, or until February 19, 2019, to submit to Nasdaq a plan to regain compliance with the Annual Meeting Requirement, which we submitted on February 19, 2019. On May 15, 2019, Nasdaq accepted our plan subject to our holding our annual meeting on May 31, 2019.

On November 13, 2018, we received a written notice from Nasdaq indicating that we were not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. We had 180 calendar days in which to regain compliance, or until May 13, 2019, which we did not do. On May 15, 2019, Nasdaq granted us an additional 180 days within which to regain compliance.

We intend to monitor the closing bid price of our common stock and consider our available options to resolve our noncompliance with the minimum bid price requirement. To that end, we have submitted for approval by our stockholders a proposal to grant discretionary authority to our board of directors to amend our certificate of incorporation to effect a reverse split of our outstanding shares of common stock within a range of 5-for-1 to 30-for-1, with the exact reverse split ratio to be decided and publicly announced by the board of directors prior to the effective time of the amendment to our certificate of incorporation. There can be no assurance that our shareholders will grant our board the discretionary authority to effect a reverse split or that we otherwise will be able to regain compliance with the minimum bid price requirement.

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

Cancer Genetics, Inc.
(Registrant)

Date: May 20, 2019	/s/ John A. Roberts
John A. Roberts
President and Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2019	/s/ M. Glenn Miles
M. Glenn Miles
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

4.1
Form of Underwriter Warrants of Cancer Genetics, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed on January 10, 2019 with the Securities and Exchange Commission).

4.2
Form of Placement Agent Warrants of Cancer Genetics, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed on January 29, 2019 with the Securities and Exchange Commission).

10.1
Forbearance and Fifth Amendment to Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated January 16, 2019 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on January 16, 2019).

10.2
Forbearance Agreement and Modification No. 4 to Loan and Security Agreement with Partners for Growth IV, L.P., dated January 16, 2019 (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed on January 16, 2019).

10.3
Standstill Agreement, between Iliad Research and Trading, L.P. and Cancer Genetics, Inc., dated February 12, 2019 (incorporated by reference to Exhibit 10.80 of the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission on April 16, 2019).

10.4	Standstill Agreement #2, between Iliad Research and Trading, L.P. and Cancer Genetics, Inc., dated May 3, 2019.*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended *

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **

101
The following materials from the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet at March 31, 2019 (unaudited) and December 31, 2018, (ii) Consolidated Statements of Operations and Other Comprehensive Loss for the three month periods ended March 31, 2019 and 2018 (unaudited), (iii) Consolidated Statements of Stockholders’ Equity for the three month periods ended March 31, 2019 and 2018 (unaudited), (iv) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2019 and 2018 (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited)

*	Filed herewith.
**	Furnished herewith.