Form 10-Q
period 2019-06-30
CANCER GENETICS, INC
filed 2019-08-19
CIK 1349929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 16, 2019, there were 60,408,467 shares of common stock, par value $0.0001 of Cancer Genetics, Inc. outstanding.

CANCER GENETICS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1.    Condensed Financial Statements (Unaudited)
Cancer Genetics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except par value)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$667	$161
Accounts receivable	691	777
Other current assets	536	553
Current assets of discontinued operations	24,660	23,421
Total current assets	26,554	24,912
FIXED ASSETS, net of accumulated depreciation	634	497
OTHER ASSETS
Operating lease right-of-use assets	153	—
Restricted cash	350	350
Patents and other intangible assets, net of accumulated amortization	3,126	3,349
Investment in joint venture	92	92
Goodwill	5,963	5,963
Other	243	243
Total other assets	9,927	9,997
Total Assets	$37,115	$35,406
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,777	$3,100
Obligations under operating leases, current portion	207	—
Obligations under finance leases, current portion	36	20
Deferred revenue	1,622	1,215
Convertible note, net	3,101	2,481
Advance from NovellusDx, Ltd., net	1,500	535
Other derivatives	—	86
Current liabilities of discontinued operations	22,665	20,742
Total current liabilities	31,908	28,179
Obligations under finance leases, less current portion	140	23
Obligations under operating leases, less current portion	78	—
Deferred rent payable and other	—	154
Warrant liability	49	248
Total Liabilities	32,175	28,604
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 9,764 shares, $0.0001 par value, none issued	—	—
Common stock, authorized 100,000 shares, $0.0001 par value, 57,816 and 27,726 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	6	3
Additional paid-in capital	171,021	164,455
Accumulated other comprehensive income	19	60
Accumulated deficit	(166,106)	(157,716)
Total Stockholders’ Equity	4,940	6,802
Total Liabilities and Stockholders’ Equity	$37,115	$35,406

See Notes to Unaudited Condensed Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$1,525	$1,281	$3,347	$2,708
Cost of revenues	725	875	1,719	1,633
Gross profit	800	406	1,628	1,075
Operating expenses:
Research and development	7	16	15	31
General and administrative	1,266	1,464	3,173	3,384
Sales and marketing	322	386	514	612
Total operating expenses	1,595	1,866	3,702	4,027
Loss from continuing operations	(795)	(1,460)	(2,074)	(2,952)
Other income (expense):
Interest expense	(514)	(2)	(1,129)	(5)
Interest income	—	—	2	21
Change in fair value of acquisition note payable	7	64	7	81
Change in fair value of other derivatives	55	—	86	—
Change in fair value of warrant liability	206	2,154	199	2,846
Other expense	(11)	(23)	(11)	(23)
Total other income (expense)	(257)	2,193	(846)	2,920
Income (loss) before income taxes	(1,052)	733	(2,920)	(32)
Income tax benefit	(512)	—	(512)	—
Income (loss) from continuing operations	(540)	733	(2,408)	(32)
Loss from discontinuing operations	(3,233)	(4,366)	(5,982)	(8,057)
Net loss	(3,773)	(3,633)	(8,390)	(8,089)
Foreign currency translation gain (loss)	35	85	(41)	65
Comprehensive loss	$(3,738)	$(3,548)	$(8,431)	$(8,024)

Basic and diluted net income (loss) per share from continuing operations	$(0.01)	$0.03	$(0.05)	$—
Basic and diluted net loss per share from discontinuing operations	(0.06)	(0.16)	(0.11)	(0.30)
Basic and diluted net loss per share	$(0.07)	$(0.13)	$(0.16)	$(0.30)

Basic and diluted weighted-average shares outstanding	57,164	27,049	53,049	27,049
See Notes to Unaudited Condensed Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

	Three and Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2019	27,726	$3	$164,455	$60	$(157,716)	$6,802
Stock based compensation—employees	(1)	—	158	—	—	158
Issuance of common stock - 2019 Offerings, net	28,551	3	5,409	—	—	5,412
Unrealized loss on foreign currency translation	—	—	—	(76)	—	(76)
Net loss	—	—	—	—	(4,617)	(4,617)
Balance, March 31, 2019	56,276	6	170,022	(16)	(162,333)	7,679
Stock based compensation—employees	—	—	102	—	—	102
Issuance of common stock - Iliad conversions	1,540	—	350	—	—	350
Increase in fair value of embedded conversion option	—	—	547	—	—	547
Unrealized gain on foreign currency translation	—	—	—	35	—	35
Net loss	—	—	—	—	(3,773)	(3,773)
Balance, June 30, 2019	57,816	$6	$171,021	$19	$(166,106)	$4,940

	Three and Six Months Ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2018	27,754	$3	$161,527	$69	$(134,834)	$26,765
Stock based compensation—employees	(24)	—	274	—	—	274
Transition adjustment for adoption of Accounting Standards Codification Topic 606	—	—	—	—	(2,509)	(2,509)
Unrealized loss on foreign currency translation	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(4,456)	(4,456)
Balance, March 31, 2018	27,730	3	161,801	49	(141,799)	20,054
Stock based compensation—employees	(4)	—	268	—	—	268
Fair value of warrants reclassified from liabilities to equity	—	—	423	—	—	423
Warrant modification costs	—	—	83	—	—	83
Unrealized gain on foreign currency translation	—	—	—	85	—	85
Net loss	—	—	—	—	(3,633)	(3,633)
Balance, June 30, 2018	27,726	$3	$162,575	$134	$(145,432)	$17,280
See Notes to Unaudited Condensed Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,390)	$(8,089)
Loss from discontinuing operations	5,982	8,057
Net loss from continuing operations	(2,408)	(32)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29	77
Amortization	223	258
Stock-based compensation	260	542
Change in fair value of warrant liability, acquisition note payable and other derivatives	(292)	(2,927)
Amortization of discount of debt and debt issuance costs	470	—
Interest added to Convertible Note	268	—
Modification of 2017 Debt warrants	—	83
Loss in equity-method investment	—	3
Loss on extinguishment of debt	256	—
Changes in:
Accounts receivable	85	(43)
Other current assets	(61)	65
Operating lease right-of-use assets	85	—
Other non-current assets	—	6
Accounts payable, accrued expenses and deferred revenue	306	201
Obligations under operating leases	(107)	—
Deferred rent payable and other	—	(23)
Net cash used in operating activities, continuing operations	(886)	(1,790)
Net cash used in operating activities, discontinuing operations	(3,974)	(6,311)
Net cash used in operating activities	(4,860)	(8,101)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(21)	(4)
Net cash used in investing activities, continuing operations	(21)	(4)
Net cash provided by (used in) investing activities, discontinuing operations	(34)	963
Net cash provided by (used in) investing activities	(55)	959
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on obligations under finance leases	(12)	(27)
Proceeds from offerings of common stock, net of certain offering costs	5,412	—
Net cash provided by (used in) financing activities, continuing operations	5,400	(27)
Net cash provided by (used in) financing activities, discontinuing operations	62	(832)
Net cash provided by (used in) financing activities	5,462	(859)
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	(41)	61
Net increase (decrease) in cash and cash equivalents and restricted cash	506	(7,940)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Beginning	511	9,891
Ending	$1,017	$1,951

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$694	$638
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fixed assets acquired through capital lease arrangement	$145	$—
Conversion of debt and accrued interest into common stock	350	—
Increase in fair value of conversion option	547
Fair value of warrants reclassified from liabilities to equity	—	423

See Notes to Unaudited Condensed Consolidated Financial Statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.     Organization, Description of Business, Basis of Presentation, Business Disposals, 2019 Offerings, Standstill Agreement, Advance from NDX, Recently Adopted Accounting Standard, and Recent Accounting Pronouncements

Cancer Genetics, Inc. supports the biotechnology and pharmaceutical industry to develop innovative new drug therapies.
Until the closing of the Business Disposals (as defined below) in July 2019, we were an emerging leader in enabling precision medicine in oncology by providing multi-disciplinary diagnostic and data solutions, facilitating individualized therapies through our diagnostic tests, services and molecular markers. Following the Business Disposals described below, we currently have an extensive set of anti-tumor referenced data based on predictive xenograft and syngeneic tumor models from the acquisition of vivoPharm, Pty Ltd. (“vivoPharm”) in 2017, to provide contract research services, focused primarily on unique specialized studies to guide drug discovery and development programs in the oncology and immuno-oncology fields.

We were incorporated in the State of Delaware on April 8, 1999 and, until the Business Disposals, had offices and state-of-the-art laboratories located in New Jersey and North Carolina and today continue to have laboratories in Pennsylvania and Australia. Our laboratories comply with the highest regulatory standards as appropriate for the services they deliver including CLIA, CAP, and NY State. Our services are built on a foundation of world-class scientific knowledge and intellectual property in solid and blood-borne cancers, as well as strong academic relationships with major cancer centers such as Memorial Sloan-Kettering, Mayo Clinic, and the National Cancer Institute. We offer preclinical services such as predictive tumor models, human orthotopic xenografts and syngeneic immuno-oncology relevant tumor models in our Hershey PA facility, and are a leader in the field of immuno-oncology preclinical services in the United States. This service is supplemented with GLP toxicology and extended bioanalytical services in our Australian based facility in Bundoora VIC.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for interim reporting as prescribed by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 16, 2019. The consolidated balance sheet as of December 31, 2018, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. Interim financial results are not necessarily indicative of the results that may be expected for any future interim period or for the year ending December 31, 2019.

Business Disposals - Discontinued Operations

Interpace Diagnostics Group, Inc.

On July 15, 2019, the Company entered into and consummated a secured creditor asset purchase agreement (the “BioPharma Agreement”) by and among the Company, Gentris, LLC, a wholly owned subsidiary of the Company, Partners for Growth IV, L.P. (“PFG”), Interpace Diagnostics Group, Inc. (“IDXG”) and a newly-formed subsidiary of IDXG, Interpace BioPharma, Inc. (“Buyer”). The BioPharma Agreement provides for a consensual private foreclosure sale by PFG of all assets relating to the Company’s BioPharma Business (as defined in the BioPharma Agreement) to Buyer (the “BioPharma Disposal”).

Pursuant to the BioPharma Agreement, Buyer purchased from PFG certain assets and assumed certain liabilities of the Company relating to the BioPharma Business, providing as gross consideration of $23,500,000, less certain closing adjustments totaling $1,978,240, of which $7,692,300 was paid in the form of a promissory note issued by Buyer to the Company (the “Excess Consideration Note”) and the remainder was paid to PFG in cash. PFG utilized the cash proceeds to satisfy the outstanding balances of the Silicon Valley Bank (“SVB”) asset-based revolving line of credit (“ABL”) and the $6.0 million term note to PFG (“PFG Term Note”), and to satisfy certain transaction expenses. The balance of approximately $2,260,000 was delivered to the Company along with the Excess Consideration Note. The Excess Consideration Note will mature on the earlier of the date of (i) the consummation of an investment by Ampersand Capital Partners or any of its affiliates into IDXG or Buyer, following IDXG receiving the approval of its shareholders of the issuance of shares of its common stock in connection therewith and (ii) July 15, 2022, and will be paid interest-only quarterly prior to maturity at a rate of 6% per year.

Following closing, the purchase price will be adjusted based on the net worth (assets less liabilities) of the BioPharma business as of June 30, 2019 as compared to the net worth of the BioPharma business as of April 30, 2019, with any increase or decrease in net worth over such period being added or subtracted, respectively, to the principal of the Excess Consideration Note, with such adjustment not to exceed $775,000. The Excess Consideration Note is also subject to set-off in the event that certain older accounts receivable of the Company purchased by Buyer, in the aggregate amount of approximately $830,000, are not collected prior to December 31, 2019, and as indemnification for breaches of certain limited warranties and of covenants of the Company and other specified items, subject to agreed-upon caps, baskets and survival periods as set forth in the BioPharma Agreement. Alternatively, if the Excess Consideration Note is no longer outstanding after December 31, 2019, the above-mentioned accounts receivable adjustment will be satisfied through an AR Holdback (as defined in the BioPharma Agreement) mechanism, as set forth in the BioPharma Agreement. The Excess Consideration Note is subordinated in favor of Buyer’s senior lender, subject to certain exceptions set forth therein.

The Company and Buyer also entered into a transition services agreement (the “TSA”) pursuant to which the Company and Buyer will provide certain services to each other to accommodate the transition of the BioPharma Business to Buyer. In particular, the Company agreed to provide to Buyer, among other things, certain personnel services, payroll processing, administration services and benefit administration services described in an exhibit thereto, for a period not to exceed six months from July 15, 2019, subject to the terms and conditions of the TSA, in exchange for payment or reimbursement, as applicable, by Buyer for the costs related thereto, including salaries and benefits for certain of the Company’s BioPharma employees during the transition period. In addition, it is anticipated that John A. Roberts, the Company’s Chief Executive Officer, and Glenn Miles, the Company’s Chief Financial Officer, may enter into part-time consulting arrangements with Buyer and/or IDXG to assist with the transition.

In connection with the closing of the BioPharma Disposal, the SVB ABL and the PFG Term Note were terminated, and all related liens were released.

siParadigm, Inc.

On July 5, 2019, the Company entered into an asset purchase agreement (the “Clinical Agreement”) by and among the Company and siParadigm, LLC (“siParadigm”), pursuant to which the Company sold to siParadigm, certain assets associated with the Company’s clinical laboratory business (the “Clinical Business,” and such assets, the “Designated Assets”), and agreed to cease operating its Clinical Business. The Designated Assets include intellectual property, equipment and customer lists associated with the Clinical Business, and the Company will provide certain transitional services to siParadigm pursuant to the Clinical Agreement. The cash consideration paid by siParadigm at closing was approximately $758,000, which includes approximately $45,000 for certain equipment plus a $1,000,000 advance payment of the Earn-Out (as defined below), less approximately $177,000 of supplier invoices paid directly by siParadigm and transaction costs of approximately $110,000. The Earn-Out, to be paid over the 24 months post-closing, is based on fees for all tests performed by siParadigm for the Company’s clinical customers during the 12-month period following the closing (the “Earn-Out”). The Clinical Business sale (together with the BioPharma Disposal, the “Business Disposals”) was completed on July 8, 2019.

Under the Clinical Agreement, the Company agreed to certain non-competition and non-solicitation provisions, including that it will cease performing certain clinical tests and will not solicit or seek business from certain of its customers (other than for the Company’s other lines of business) for a period of three years following the closing date.

The Business Disposals have been classified as discontinued operations in conformity with GAAP. Accordingly, BioPharma and Clinical operations and balances have been reported as discontinued operations and removed from all financial disclosures of continuing operations. As permitted by Accounting Standards Codification (“ASC”) 205-20, the Company elected to allocate approximately $657,000 and $1,442,000 of interest expense on debt not required to be repaid to discontinued operations during the three and six months ended June 30, 2019, respectively. No interest expense was allocated to discontinued operations for the three and six months ended June 30, 2018, as all debt outstanding during those periods was repaid as part of the BioPharma Disposal. Unless otherwise indicated, information in these notes to unaudited condensed consolidated financial statements relates to continuing operations. Certain of our operations have been presented as discontinued.

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

The January 9, 2019 and January 26, 2019 offerings will be referred to collectively as the “2019 Offerings.” As disclosed in Note 15, certain of our directors and executive officers purchased shares in the 2019 Offerings at the public offering price.

Standstill Agreement

In May 2019, we entered into a second standstill agreement (“Second Standstill”) with Iliad Research and Trading, L.P. (“Iliad”), related to the $2,625,000 convertible promissory note dated July 17, 2018 (“Convertible Note”) described further in Note 7. The Second Standstill provided that Iliad would not seek to redeem any portion of the Convertible Note until May 31, 2019. In consideration for the Second Standstill, we agreed to adjust the conversion price on the first $1,250,000 of our debt to Iliad from $0.80 to $0.2273. In May 2019, Iliad converted $350,000 of the Convertible Note balance into 1,539,815 shares of our common stock at a conversion price of $0.2273 per share. On or about June 11, 2019, following the expiration of the Second Standstill, Iliad sent the Company a Redemption Notice (as defined in Note 7). On June 20, 2019, Iliad sent a notice to the Company asserting that the nonpayment of the redemption amount by the redemption due date constituted an event of default. Iliad asserted its right to increase the interest rate to 22% and to increase the then-outstanding balance of the loan by 15% (approximately $408,000). The Company and Iliad are currently negotiating a possible resolution.

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

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance codified in ASC 842, Leases, which supersedes the guidance in former ASC 840, Leases, to increase transparency and comparability among organizations by requiring recognition of right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements (with the exception of short-term leases).
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
The most significant impact of adopting ASC 842 is related to the recognition of right-of-use assets and lease liabilities for operating leases. Our accounting for finance leases remains substantially unchanged. The adoption of ASC 842 had no impact on our unaudited condensed consolidated statements of operations or total cash flows from operations.
The cumulative effect of the changes made to our unaudited consolidated January 1, 2019 balance sheet for the adoption of ASC 842 were as follows (in thousands):

	As of December 31, 2018	Adjustment for Adoption of ASC 842	As of January 1, 2019
ASSETS
Current assets of discontinued operations	$23,421	$2,327	$25,748
Operating lease right-of-use assets	—	238	238
	$23,421	$2,565	$25,986
LIABILITIES
Current liabilities of discontinued operations	$20,742	$2,327	$23,069
Deferred rent payable and other	154	(154)	—
Obligations under operating leases, current portion	—	204	204
Obligations under operating leases, less current portion	—	188	188
	$20,896	$2,565	$23,461

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

Note 2. Going Concern

At June 30, 2019, our cash position and history of losses required management to assess our ability to continue operating as a going concern, according to FASB ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Prior to the closing of the Business Disposals transactions in July 2019, the Company did not have sufficient cash at June 30, 2019 to fund normal operations beyond the next three months from the date of this report unless certain current assets were converted to cash, as described below. After the Business Disposals, the Company’s ability to continue as a going concern is still dependent on the Company’s ability to raise additional equity or debt capital, spin-off non-core assets to raise additional cash, collect its outstanding accounts receivable and timely collect on the Excess Consideration Note or receive the Earn-Out payments from siParadigm without significant offsets, and negotiate discounts in good faith with its trade suppliers. These factors raise substantial doubt about the Company's ability to continue as a going concern for the next twelve months from the issuance of this current report on Form 10-Q.

Net cash used in operating activities for continuing operations was $0.9 million for the six months ended June 30, 2019 and the Company had unrestricted cash and cash equivalents of $0.7 million at June 30, 2019, an increase from $0.2 million at December 31, 2018. The Company has negative working capital from continuing operations at June 30, 2019 of $7.3 million.

The Company currently requires a significant amount of additional capital to fund operations and pay its unsecured debt and accounts payable, and its ability to continue as a going concern is dependent upon its ability to collect its Excess Consideration Note and its outstanding accounts receivable, receive the Earn-Out payments from siParadigm and negotiate discounts in good faith with its trade suppliers. In July 2019, we sold our BioPharma Business and Clinical Business as described in Note 1. While the Buyer assumed certain of our liabilities in the BioPharma Disposal, the cash received to date from the Business Disposals is insufficient to satisfy all of the Company’s liabilities and other obligations, and the Company cannot determine at this time if future Earn-Out payments and payoff of the Excess Consideration Note, combined with settlements of claims against the Company will enable all creditors to be paid in full and provide sufficient funds for future operations. We are continuing to evaluate additional strategic options, which could include the sale of other assets, a merger, reverse merger or other strategic transaction. We can provide no assurances that our current actions will be successful or that additional sources of cash or financing will be available to us on favorable terms, if at all. If the Company is not able to collect its accounts and notes receivable or raise additional capital on a timely basis or on favorable terms, the Company may need to scale back further or, in extreme cases, discontinue its operations or liquidate its assets.

The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3. Discontinued Operations

As described in Note 1, the Company sold its BioPharma Business and Clinical Business in July 2019. In conjunction with the BioPharma Disposal, the Company repaid its debt to SVB and PFG. At June 30, 2019, we had borrowings of approximately $2.8 million on the ABL and the principal balance of the PFG Term Note was $6.0 million. The Company elected to allocate approximately $657,000 and $1,442,000 of interest expense from the Convertible Note and Advance from NovellusDx to discontinued operations during the three and six months ended June 30, 2019, respectively. No interest expense was allocated to discontinued operations for the three and six months ended June 30, 2018, as all debt outstanding during those periods was repaid as part of the BioPharma Disposal. Revenue and other significant accounting policies associated with the discontinued operations have not changed since the most recently filed audited financial statements as of and for the year ended December 31, 2018, except for the adoption of ASC 842 as described in Note 1.

Summarized results of our unaudited condensed consolidated discontinuing operations are as follows for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$4,621	$5,755	$9,638	$11,995
Cost of revenues	3,438	3,978	7,081	8,302
Gross profit	1,183	1,777	2,557	3,693
Operating expenses:
Research and development	429	657	875	1,323
General and administrative	1,937	3,955	3,339	7,295
Sales and marketing	585	955	1,501	2,320
Transaction costs	402	—	651	—
Total operating expenses	3,353	5,567	6,366	10,938
Loss from discontinuing operations	(2,170)	(3,790)	(3,809)	(7,245)
Other expense:
Interest expense	(1,063)	(576)	(2,173)	(812)
Total other expense	(1,063)	(576)	(2,173)	(812)
Net loss from discontinuing operations	$(3,233)	$(4,366)	$(5,982)	$(8,057)

Unaudited condensed consolidated carrying amounts of major classes of assets and liabilities from discontinued operations were as follows as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Current assets of discontinued operations:
Accounts receivable, net of allowance for doubtful accounts of $3,487 in 2019; $3,462 in 2018	$6,150	$6,261
Other current assets	1,422	1,652
Fixed assets, net of accumulated depreciation	3,090	3,559
Operating lease right-of-use assets	2,060	—
Patents and other intangible assets, net of accumulated amortization	644	655
Goodwill	11,294	11,294
Current assets of discontinued operations	$24,660	$23,421

Current liabilities of discontinued operations
Accounts payable and accrued expenses	$10,154	$9,967
Operating lease liabilities	2,109	—
Obligations under finance leases	502	666
Deferred revenue	1,053	1,337
Line of credit	2,847	2,621
Term note	6,000	6,000
Deferred rent payable and other	—	151
Current liabilities of discontinued operations	$22,665	$20,742

Note 4.     Revenue

Revenue from the Company’s Discovery Services comes from preclinical oncology and immuno-oncology services offered to our biotechnology and pharmaceutical customers. The Company is a leader in orthotopic and metastases tumor models and offers whole body imaging, in addition to toxicology testing and bionalytical analysis. Our Discovery Services are designed to support new compounds being studied to guide drug development, starting from compound libraries and ending with a comprehensive set of in vitro and in vivo data and reports, as needed for Investigational New Drug (IND) filing.

During the six months ended June 30, 2019, three customers accounted for approximately 68% of our consolidated revenue from continuing operations. During the six months ended June 30, 2018, two customers accounted for approximately 37% of our consolidated revenue from continuing operations.

During the three months ended June 30, 2019, one customer accounted for approximately 65% of our consolidated revenue from continuing operations. During the three months ended June 30, 2018, four customers accounted for approximately 69% of our consolidated revenue from continuing operations.

Remaining Performance Obligations:

Services offered under Discovery Services frequently take time to complete under their respective contacts. These times vary depending on specific contract arrangements including the length of the study and how samples are delivered to us for processing. In the case of Discovery Services, the duration of performance obligations is less than one year.

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

The following table summarizes equivalent units outstanding that were excluded from the earnings per share calculation because their effects were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common stock purchase warrants	8,378	10,055	8,378	10,055
Stock options	1,743	3,085	1,743	3,085
Convertible note	4,710	—	4,710	—
Advance from NovellusDx, Ltd.	2,819	—	2,819	—
Restricted shares of common stock	19	57	19	57
	17,669	13,197	17,669	13,197

Note 6. Leasing Arrangements

Operating Leases

We lease our laboratory, research facility and administrative office space under various operating leases. We also lease scientific equipment under various finance leases. Following the Business Disposals, we have assigned our office lease in North Carolina, and are in the process of assigning our lease in New Jersey, to Buyer.

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, and operating lease liabilities, non-current on our unaudited condensed consolidated balance sheets. Finance leases are included in fixed assets, net of accumulated depreciation and obligations under finance leases.

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

The components of lease expense were as follows for the three and six months ended June 30, 2019 for continuing operations (in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	$44	$87
Short-term lease cost	29	54
Variable lease cost	15	45
	$88	$186

Supplemental cash flow related to leases of our continuing operations was as follows for the three and six months ended June 30, 2019 (in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Cash paid amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$55	$110

Other supplemental information related to leases of our continuing operations was as follows for the six months ended June 30, 2019:

Weighted average remaining lease term (in years)
Operating leases	1.49

Weighted average discount rate
Operating leases	7.96%

We did not enter into any new operating leases that met scope during the three and six months ended June 30, 2019.

At June 30, 2019, future estimated minimum lease payments under non-cancelable operating leases were as follows (in thousands):

2019 (remaining 6 months)	$94
2020	209
2021	12
Total minimum lease payments	315
Less amount representing interest	30
Total	$285

Note 7. Financing

Convertible Note

On July 17, 2018, the Company entered into the Convertible Note, pursuant to which the Company issued a convertible promissory note to an institutional accredited investor in the initial principal amount of $2,625,000. The Company received consideration of $2,500,000, reflecting an original issue discount of $100,000, a beneficial conversion feature discount of approximately $328,000 and expenses payable by the Company of $25,000. The Convertible Note has an 18 month term, carries interest at 10% per annum and is subordinated in right of payment to the ABL and PFG Term Note. The note is convertible into shares of the Company’s common stock at a conversion price of $0.80 per share (“Conversion Price”) upon five trading days’ notice, subject to certain adjustments (standard dilution) and ownership limitations specified in the Convertible Note. In May 2019, the conversion price was reduced to $0.2273 for $1,250,000 of the balance of the Convertible Note; the remainder is still convertible at $0.80. The reduction in the conversion price increased the fair value of the embedded conversion option by approximately $547,000. The future cash flows of the Convertible Note changed by more than 10% as a result of the Standstill Agreement, so the Company amortized the remaining debt discount and debt issuance costs of $37,000, resulting in a loss on debt extinguishment of approximately $584,000 during the three and six months ended June 30, 2019, of which approximately $328,000 was allocated to discontinuing operations. Loss on debt extinguishment allocated to continuing operations was recorded in interest expense.

The investor can redeem any portion of the Convertible Note upon five trading days’ notice (“Redemption Notice”) subject to a maximum monthly redemption amount of $650,000, with the Company having the option to pay such redemptions in cash, the Company’s common stock at the Conversion Price, or by a combination thereof, subject to certain conditions, including that the stock price is $1.00 per share or higher. The Company may prepay the outstanding balance of the Convertible Note, in part or in full, at a 10% premium to par value if prior to the one year anniversary of the date of issuance and at par if prepaid thereafter. At maturity, the Company may pay the outstanding balance in cash, the Company’s common stock at the Conversion Price, or by a combination thereof, subject to certain conditions. The note provides that in the event of default, the lender may, at its option, elect to increase the outstanding balance applying the default effect (defined as outstanding balance at date of default multiplied by 15% plus outstanding amount) by providing written notice to the Company. In addition, the interest rate increases to 22% upon default. The Convertible Note is the general unsecured obligation of the Company. At June 30, 2019, the principal balance of the Convertible Note is approximately $3.1 million.

In May 2019, Iliad converted $350,000 of the Convertible Note balance into 1,539,815 shares of our common stock at $0.2273 per share. Between July 24, 2019 and July 31, 2019, the Company issued an aggregate of 2,571,429 shares of common stock to Iliad in exchange for the return of $375,000 of principal amount of the Convertible Note to the Company.

As of June 20, 2019, the Company is in default on the Convertible Note. The Convertible Note is accruing interest at the default rate of 22%, and the outstanding balance was increased by 15% (approximately $408,000) upon the notice of default.

Advance from NDX

On September 18, 2018, we entered into the Merger Agreement with NDX. In connection with signing the Merger Agreement, NDX loaned us $1,500,000. Interest accrued on the outstanding balance at 10.75% per annum until we terminated the Merger Agreement on December 15, 2018. As a result of the termination, the Advance from NDX, plus interest thereon, became due and payable on March 15, 2019. The termination was a specified event of default, so on December 15, 2018, the interest rate was increased to 21%. The default also gives NDX the right to convert all, but not less than all, of the outstanding balance into shares of the Company’s common stock at a conversion price of $0.606 per share. At June 30, 2019, the principal balance of the Advance from NDX was $1,500,000.

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

Note 8. Capital Stock

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

Exchanges of Debt into Common Stock

In May 2019, Iliad converted $350,000 of the Convertible Note into an aggregate of 1,539,815 shares of our common stock at a conversion price of $0.2273 per share. Between July 24, 2019 and July 31, 2019, the Company issued an aggregate of 2,571,429 shares of common stock to Iliad in exchange for the return of $375,000 of principal amount of the Convertible Note to the Company.

Note 9. Sale of Net Operating Losses

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

Note 10. Stock-Based Compensation

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

At June 30, 2019, 1,174,875 shares remain available for future awards under the 2011 Plan. On July 23, 2019, the Company issued 100,000 stock options to each of its five non-employee directors. The options will vest in equal monthly installments over the next twelve months and have an exercise price of $0.15 per share.

A summary of employee and non-employee stock option activity for the six months ended June 30, 2019 is as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares (in thousands)	Weighted- Average Exercise Price
Outstanding January 1, 2019	3,004	$5.77	5.70	$—
Granted	95	0.44
Cancelled or expired	(1,356)	5.55
Outstanding June 30, 2019	1,743	$5.66	6.91	$—
Exercisable June 30, 2019	1,149	$7.92	5.93	$—

Aggregate intrinsic value represents the difference between the fair value of our common stock and the exercise price of outstanding, in-the-money options.

As of June 30, 2019, total unrecognized compensation cost related to non-vested stock options granted to employees was $423,948 which we expect to recognize over the next 2.89 years.

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

The following table presents the weighted-average assumptions used to estimate the fair value of options granted to employees during the periods presented:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2019	2018
Volatility	77.81%	90.15%	77.81%
Risk free interest rate	2.89%	2.54%	2.89%
Dividend yield	0.00%	0.00%	0.00%
Term (years)	6.49	6.32	6.49
Weighted-average fair value of options granted during the period	$0.63	$0.34	$0.63

Restricted stock awards have been granted to employees, directors and consultants as compensation for services. At June 30, 2019, there was $13,817 of unrecognized compensation cost related to non-vested restricted stock granted to employees and directors; we expect to recognize the cost over 0.25 years.

The following table summarizes the activities for our non-vested restricted stock awards for the six months ended June 30, 2019:

	Non-vested Restricted Stock Awards
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2019	29	$3.43
Vested	(9)	4.15
Cancelled	(1)	6.30
Non-vested at June 30, 2019	19	$2.94

The TSA with Buyer described in Note 1 requires the Company to continue to employ individuals who will transfer to Buyer no later than six months from the closing of the transaction. Buyer will reimburse the Company for the payroll and benefit costs of these employees, but not the stock-based compensation. Therefore, stock-based compensation is considered part of the Company’s continuing operations. The following table presents the effects of stock-based compensation related to stock option and restricted stock awards to employees and non-employees on our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$28	$90	$56	$181
Research and development	7	16	15	31
General and administrative	62	140	178	298
Sales and marketing	5	22	11	32
Total stock-based compensation	$102	$268	$260	$542

Note 11. Warrants

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

During the three and six months ended June 30, 2019, 3,675,000 warrants issued as part of the 2017 Offering expired unexercised.

The following table summarizes the warrant activity for the six months ended June 30, 2019 (in thousands, except exercise price):

Issued With / For	Exercise Price		Warrants Outstanding January 1, 2019	2019 Warrants Issued	2019 Warrants Expired	Warrants Outstanding June 30, 2019
Non-Derivative Warrants:
Financing	$10.00		243	—	—	243
Financing	15.00		276	—	—	276
2015 Offering	5.00		3,450	—	—	3,450
2017 Debt	0.92		443	—	—	443
2019 Offering	0.2475		—	933	—	933
2019 Offering	0.253		—	1,065	—	1,065
Total non-derivative warrants	3.86	B	4,412	1,998	—	6,410
Derivative Warrants:
2016 Offerings	2.25	A	1,968	—	—	1,968
2017 Offering	2.35	A	3,500	—	(3,500)	—
2017 Offering	2.50	A	175	—	(175)	—
Total derivative warrants	2.25	B	5,643	—	(3,675)	1,968
Total	$3.48	B	10,055	1,998	(3,675)	8,378

A	These warrants are subject to fair value accounting and contain a contingent net cash settlement feature. See Note 12.

B	Weighted-average exercise prices are as of June 30, 2019.

Note 12. Fair Value of Warrants

The following table summarizes the derivative warrant activity subject to fair value accounting for the six months ended June 30, 2019 (in thousands):

Issued with/for	Fair value of warrants outstanding as of December 31, 2018	Change in fair value of warrants	Fair value of warrants outstanding as of June 30, 2019
2016 Offerings	$225	$(176)	$49
2017 Offering	23	(23)	—
	$248	$(199)	$49

The derivative warrants issued as part of the 2016 Offerings are valued using a probability-weighted Binomial model, while the derivative warrants issued in conjunction with the 2017 Offering were valued using a Black-Scholes model. The following tables summarize the assumptions used in computing the fair value of derivative warrants subject to fair value accounting at June 30, 2019 and December 31, 2018.

2016 Offerings	As of June 30, 2019	As of December 31, 2018
Exercise price	$2.25	$2.25
Expected life (years)	2.58	3.08
Expected volatility	114.13%	100.51%
Risk-free interest rate	1.73%	2.46%
Expected dividend yield	—%	—%

2017 Offering	As of December 31, 2018
Exercise price	$2.36
Expected life (years)	0.44
Expected volatility	172.5%
Risk-free interest rate	2.56%
Expected dividend yield	—%

Note 13. Fair Value Measurements

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	June 30, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$49	$—	$—	$49
Note payable	13	—	—	13
	$62	$—	$—	$62

	December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$248	$—	$—	$248
Note payable	20	—	—	20
Other derivatives	86	$—	$—	86
	$354	$—	$—	$354

At June 30, 2019 and December 31, 2018, the Company had a liability payable to VenturEast from a prior acquisition. The ultimate payment to VenturEast will be the fair value of 84,278 shares of our common stock at the time of payment. During the three months ended June 30, 2019 and 2018, we recognized gains of approximately $7,000 and $64,000, respectively, due to the change in value of the note. During the six months ended June 30, 2019 and 2018, we recorded gains of approximately $7,000 and $81,000, respectively, due to the change in value of the note.

At June 30, 2019, the warrant liability consists of stock warrants issued as part of the 2016 Offerings that contain contingent net settlement features. In accordance with derivative accounting for warrants, we calculated the fair value of warrants and the assumptions used are described in Note 12, “Fair Value of Warrants.” During the three months ended June 30, 2019 and 2018, we recognized gains of approximately $206,000 and $2,154,000, respectively, on the derivative warrants due to the decrease in our stock price. During the six months ended June 30, 2019 and 2018, we recognized gains of approximately $199,000 and $2,846,000 on the derivative warrants primarily due to changes in our stock price.

Realized and unrealized gains and losses related to the change in fair value of the VenturEast note, warrant liability and other derivatives are included in other income (expense) on the Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss.

The following table summarizes the activity of the note payable to VenturEast and of our derivative warrants and other derivatives, which were measured at fair value using Level 3 inputs (in thousands):

	Note Payable	Warrant	Other
	to VenturEast	Liability	Derivatives
Fair value at December 31, 2018	$20	$248	$86
Change in fair value	(7)	(199)	(86)
Fair value at June 30, 2019	$13	$49	$—

Note 14. Joint Venture Agreement

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

The agreement requires aggregate capital contributions by us of up to $6.0 million, of which $2.0 million has been paid to date. The timing of the remaining installments is subject to the JV’s achievement of certain operational milestones agreed upon by the board of governors of the JV. In exchange for its membership interest, Mayo’s capital contribution takes the form of cash, staff, services, hardware and software resources, laboratory space and instrumentation, the fair market value of which will be approximately equal to $6.0 million. Mayo’s continued contribution will also be conditioned upon the JV’s achievement of certain milestones. We are in the process of winding down the JV and do not expect to incur further liabilities in connection with the JV.

During the three and six months ended June 30, 2019, there was no activity in the JV. Our share of the JV’s net loss was approximately $1,000 and $3,000 for the three and six months ended June 30, 2018, respectively, and is included in research and development expense on the Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss. We have a net receivable due from the JV of approximately $10,000 at June 30, 2019, which is included in other assets in the Unaudited Condensed Consolidated Balance Sheets.

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

Note 15. Related Party Transactions

We had a consulting agreement with Equity Dynamics, Inc. (“EDI”), an entity controlled by the former Chairman of our Board of Directors, John Pappajohn, effective April 1, 2014 through August 31, 2018, pursuant to which EDI received a monthly fee of $10,000. Total expenses for the three and six months ended June 30, 2018 were $30,000 and $60,000, respectively. As of June 30, 2019, we accrued liabilities of $70,000 for unpaid fees due to EDI.

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

On July 23, 2019, the Company issued 100,000 stock options to each of its five non-employee directors. The options will vest in equal monthly installments over the next twelve months and have an exercise price of $0.15 per share. The directors have waived their rights to any claim for past due director compensation as a condition of these option grants.

Note 16. Contingencies

On April 5, 2018 and April 12, 2018, purported stockholders of the Company filed nearly identical putative class action lawsuits in the U.S. District Court for the District of New Jersey, against the Company, Panna L. Sharma, John A. Roberts, and Igor Gitelman, captioned Ben Phetteplace v. Cancer Genetics, Inc. et al., No. 2:18-cv-05612 and Ruo Fen Zhang v. Cancer Genetics, Inc. et al., No. 2:18-06353, respectively. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 based on allegedly false and misleading statements and omissions regarding our business, operational, and financial results. The lawsuits sought, among other things, unspecified compensatory damages in connection with purchases of our stock between March 23, 2017 and April 2, 2018, as well as interest, attorneys’ fees, and costs. On August 28, 2018, the Court consolidated the two actions in one action captioned In re Cancer Genetics, Inc. Securities Litigation (the “Securities Litigation”) and appointed shareholder Randy Clark as the lead plaintiff. On October 30, 2018, the lead plaintiff filed an amended complaint, adding Edward Sitar as a defendant and seeking, among other things, compensatory damages in connection with purchases of CGI stock between March 10, 2016 and April 2, 2018. On December 31, 2018, Defendants filed a motion to dismiss the amended complaint for failure to state a claim. On March 1, 2019, lead plaintiff filed its opposition to the motion to dismiss. On April 15, 2019, defendants filed their reply in further support of their motion to dismiss. Defendants' motion remains pending before the Court. The Company is unable to predict the ultimate outcome of the Securities Litigation and therefore cannot estimate possible losses or ranges of losses, if any.

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

Note 17. Subsequent Events

Business Disposals

In July 2019, we sold our BioPharma Business and our Clinical Business as described in Note 1.

Assignment of Leases

In connection with the BioPharma Disposal in July 2019, we assigned the lease to our North Carolina location to Buyer, and we are currently in the process of assigning the lease to our New Jersey location to Buyer. Such leases were assumed by Buyer as part of the BioPharma Disposal, effective July 15, 2019.

Issuance of Stock Options

On July 23, 2019, the Company issued 100,000 stock options to each of its five non-employee directors. The options will vest in equal monthly installments over the next twelve months and have an exercise price of $0.15 per share. The directors have waived their rights to any claim for past due director compensation as a condition of these option grants.

Exchanges of Debt into Common Stock

Between July 24, 2019 and July 31, 2019, the Company issued an aggregate of 2,571,429 shares of common stock to Iliad in exchange for the return of an aggregate of $375,000 of principal amount of the Convertible Note to the Company.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the “Company,” “CGI,” “we,” “us,” “our” or similar terms, refer to Cancer Genetics, Inc. and its wholly owned subsidiaries at June 30, 2019: Cancer Genetics Italia, S.r.l., Gentris, LLC, and vivoPharm Pty, Ltd, except as expressly indicated or unless the context otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K filed with the SEC on April 16, 2019. This MD&A may contain forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” below.

Overview

Cancer Genetics, Inc. supports the biotechnology and pharmaceutical industry to develop innovative new drug therapies. Until the closing of the Business Disposals (as defined below) in July 2019, we were an emerging leader in enabling precision medicine in oncology by providing multi-disciplinary diagnostic and data solutions, facilitating individualized therapies through our diagnostic tests, services and molecular markers. Following the Business Disposals described below, we currently have an extensive set of anti-tumor referenced data based on predictive xenograft and syngeneic tumor models from the acquisition of vivoPharm, Pty Ltd. (“vivoPharm”) in 2017, to provide Discovery Services such as contract research services, focused primarily on unique specialized studies to guide drug discovery and development programs in the oncology and immuno-oncology fields.

For the period ended June 30, 2019, we were executing a strategy of partnering with pharmaceutical and biotech companies and clinicians as oncology diagnostic specialists by supporting therapeutic discovery, development and patient care.

Our clinical offerings included our portfolio of proprietary tests targeting hematological, urogenital and HPV-associated cancers, in conjunction with ancillary non-proprietary tests. Our proprietary tests target cancers that are difficult to prognose and predict treatment outcomes through currently available mainstream techniques. We provided our proprietary tests and services, along with a comprehensive range of non-proprietary oncology-focused tests and laboratory services, to oncologists and pathologists at hospitals, cancer centers, and physician offices, as well as biotech and pharmaceutical companies to support their clinical trials. Our proprietary tests are based principally on our expertise in specific cancer types, test development methodologies and proprietary algorithms correlating genetic events with disease specific information. Our portfolio primarily included comparative genomic hybridization (CGH) microarrays and next generation sequencing (NGS) panels, gene expression tests, and DNA fluorescent in situ hybridization (FISH) probes.

The non-proprietary testing services we offered were focused in part on specific oncology categories where we were developing proprietary tests.

Net cash used in operating activities for continuing operations was $0.9 million for the six months ended June 30, 2019 and the Company had unrestricted cash and cash equivalents of $0.7 million at June 30, 2019, an increase from $0.2 million at December 31, 2018. The Company has negative working capital from continuing operations at June 30, 2019 of $7.3 million.

The Company currently requires a significant amount of additional capital to fund operations and pay its unsecured debt and accounts payable, and its ability to continue as a going concern is dependent upon its ability to collect its outstanding accounts and notes receivable, receive the Earn-Out payments from siParadigm and negotiate discounts in good faith with its trade suppliers. In July 2019, we sold our BioPharma Business and Clinical Business as described below. While the Buyer assumed certain of our liabilities in the BioPharma Disposal, the cash received to date from the Business Disposals is insufficient to satisfy all of the Company’s liabilities and other obligations, and the Company cannot determine at this time if future Earn-Out payments and payoff of the Excess Consideration Note, combined with settlements of claims against the Company will enable all creditors to be paid in full and provide sufficient funds for future operations. We are continuing to evaluate additional strategic options, which could include the sale of other assets, a merger, reverse merger or other strategic transaction. We can provide no assurances that our current actions will be successful or that additional sources of cash or financing will be available to us on favorable terms, if at all. If the Company is not able to collect its accounts and notes receivable or raise additional capital on a timely basis or on favorable terms, the Company may need to scale back further or, in extreme cases, discontinue its operations or liquidate its assets.

Business Disposals - Discontinued Operations

Interpace Diagnostics Group, Inc.

On July 15, 2019, the Company entered into a secured creditor asset purchase agreement (the “BioPharma Agreement”) by and among the Company, Gentris, LLC, a wholly owned subsidiary of the Company, Partners for Growth IV, L.P. (“PFG”), Interpace Diagnostics Group, Inc. (“IDXG”) and a newly-formed subsidiary of IDXG, Interpace BioPharma, Inc. (“Buyer”). The BioPharma Agreement provides for a consensual private foreclosure sale by PFG of all assets relating to the Company’s BioPharma Business (as defined in the BioPharma Agreement) to Buyer (the “BioPharma Disposal”). The BioPharma Disposal was consummated on July 15, 2019.

Pursuant to the BioPharma Agreement, Buyer purchased from PFG certain assets and assumed certain liabilities of the Company relating to the BioPharma Business, providing as gross consideration $23,500,000, less certain closing adjustments totaling $1,978,240, of which $7,692,300 was paid in the form of a promissory note issued by Buyer to the Company (the “Excess Consideration Note”) and the remainder was paid to PFG in cash. PFG utilized the cash proceeds to satisfy the outstanding balances of the Silicon Valley Bank (“SVB”) asset-based revolving line of credit (“ABL”) and the $6.0 million term note to PFG (“PFG Term Note”), and to satisfy certain transaction expenses. The balance of approximately $2,260,000 was delivered to the Company along with the Excess Consideration Note. The Excess Consideration Note will mature on the earlier of the date of (i) the consummation of an investment by Ampersand Capital Partners or any of its affiliates into IDXG or Buyer, following IDXG receiving the approval of its shareholders of the issuance of shares of its common stock in connection therewith and (ii) July 15, 2022, and will be paid interest-only quarterly prior to maturity at a rate of 6% per year.

The Company and Buyer also entered into a transition services agreement (the “TSA”) pursuant to which the Company and Buyer will provide certain services to each other to accommodate the transition of the BioPharma Business to Buyer. In particular, the Company agreed to provide to Buyer, among other things, certain personnel services, payroll processing, administration services and benefit administration services described in an exhibit thereto, for a period not to exceed six months from July 15, 2019, subject to the terms and conditions of the TSA, in exchange for payment or reimbursement, as applicable, by Buyer for the costs related thereto, including salaries and benefits for certain of the Company’s BioPharma employees during the transition period. In addition, it is anticipated that John A. Roberts, the Company’s Chief Executive Officer, and Glenn Miles, the Company’s Chief Financial Officer, may enter into part-time consulting arrangements with Buyer and/or IDXG to assist with the transition.

siParadigm, Inc.

On July 5, 2019, the Company entered into an asset purchase agreement (the “Clinical Agreement”) by and among the Company and siParadigm, LLC (“siParadigm”), pursuant to which the Company sold to siParadigm, certain assets associated with the Company’s clinical laboratory business (the “Clinical Business,” and such assets, the “Designated Assets”), and agreed to cease operating its Clinical Business. The Designated Assets include intellectual property, equipment and customer lists associated with the Clinical Business, and the Company will provide certain transitional services to siParadigm pursuant to the Clinical Agreement. The cash consideration paid by siParadigm at closing was approximately $758,000, which includes approximately $45,000 for certain equipment plus a $1,000,000 advance payment of the Earn-Out (as defined below), less approximately $177,000 of supplier invoices paid directly by siParadigm and transaction costs of approximately $110,000. The Earn-Out, to be paid over the 24 months post-closing, is based on fees for all tests performed by siParadigm for the Company’s clinical customers during the 12-month period following the closing (the “Earn-Out”). The Clinical Business sale (together with the BioPharma Disposal, the “Business Disposals”) was completed on July 8, 2019.

The Business Disposals have been classified as discontinued operations in conformity with GAAP. Accordingly, BioPharma and Clinical operations and balances have been reported as discontinued operations and removed from all financial disclosures of continuing operations.

2019 Offerings

In January 2019, we closed two public offerings and issued an aggregate of 28,550,726 shares of common stock for approximately $5.4 million, net of expenses and discounts of approximately $1.1 million. The Company also issued 1,998,551 warrants to its underwriters in conjunction with these offerings.

Key Factors Affecting our Results of Operations and Financial Condition

Our overall long-term growth plan is predicated on our ability to develop or acquire technology solutions to accelerate the penetration into the Biopharma community to achieve more revenue supporting clinical trials and develop and commercialize unique or proprietary services and tests to achieve sustainable organic growth in the drug discovery field. Our wholly-owned subsidiary, vivoPharm, provides proprietary preclinical oncology and immuno-oncology services, offering integrated services in different disease areas to the biotechnology and pharmaceutical industries. vivoPharm is a leader in orthotopic and metastases tumor models. The Company provides all services including toxicology testing and bionalytical analysis to GLP. vivoPharm specializes in conducting studies tailored to guide drug development, starting from compound libraries and ending with a comprehensive set of in vitro and in vivo data and reports, as needed for Investigational New Drug (IND) filing.

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

Revenues from Continuing Operations

Revenue from our Discovery Services comes from preclinical oncology and immuno-oncology services offered to our biotechnology and pharmaceutical customers.  We are a leader in orthotopic and metastases tumor models and offers whole body imaging, in addition to toxicology testing and bionalytical analysis. Discovery Services are designed to specialize in conducting studies tailored to guide drug development, starting from compound libraries and ending with a comprehensive set of in vitro and in vivo data and reports, as needed for Investigational New Drug (IND) filing.

Due to the Business Disposals that occurred in July 2019, revenues from our Biopharma Services and Clinical Services are presented net of expenses in discontinued operations.

Cost of Revenues from Continuing Operations

Our cost of revenues consists principally of internal personnel costs, including non-cash stock-based compensation, laboratory consumables, shipping costs, overhead and other direct expenses, such as specimen procurement and third party validation studies. We continue to pursue various strategies to control our cost of revenues, including automating our processes through more efficient technology and attempting to negotiate improved terms with our suppliers.

Operating Expenses from Continuing Operations

We classify our operating expenses into three categories: research and development, sales and marketing, and general and administrative. Our operating expenses principally consist of personnel costs, including non-cash stock-based compensation, outside services, laboratory consumables and overhead, development costs, marketing program costs and legal and accounting fees.

Research and Development Expenses. Prior to the Business Disposals, we incurred research and development expenses principally in connection with our efforts to develop our proprietary tests. Our primary research and development expenses consisted of direct personnel costs, laboratory equipment and consumables and overhead expenses. All research and development expenses were charged to operations in the periods they are incurred. In our Discovery Services business, we are limited in the demand for continuing research and development requirements, so are not expended our capital resources on these activities.

General and Administrative Expenses. General and administrative expenses consist principally of personnel-related expenses, professional fees, such as legal, accounting and business consultants, occupancy costs, and other general expenses. We have incurred increases in our general and administrative expenses and anticipate only modest increases as our Discovery Business grows.

Sales and Marketing Expenses. Our sales and marketing expenses consist principally of personnel and related overhead costs for our sales team and their support personnel, travel and entertainment expenses, and other selling costs including sales collaterals and trade shows. We expect our sales and marketing expenses to remain relatively flat as we continue to operate and grow our Discovery Services business.

Results of Operations

Three Months Ended June 30, 2019 and 2018

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three Months Ended June 30,		Change
(dollars in thousands)	2019	2018	$	%
Revenue	$1,525	$1,281	$244	19%
Cost of revenues	725	875	(150)	(17)%
Research and development expenses	7	16	(9)	(56)%
General and administrative expenses	1,266	1,464	(198)	(14)%
Sales and marketing expenses	322	386	(64)	(17)%
Loss from continuing operations	(795)	(1,460)	665	(46)%
Interest expense, net	(514)	(2)	(512)	25,600%
Change in fair value of acquisition note payable	7	64	(57)	(89)%
Change in fair value of other derivatives	55	—	55	n/a
Change in fair value of warrant liability	206	2,154	(1,948)	(90)%
Other expense	(11)	(23)	12	(52)%
Income (loss) before income taxes from continuing operations	(1,052)	733	(1,785)	(244)%
Income tax benefit	(512)	—	(512)	n/a
Net income (loss) from continuing operations	(540)	733	(1,273)	(174)%
Net loss from discontinuing operations	(3,233)	(4,366)	1,133	(26)%
Net loss	$(3,773)	$(3,633)	$(140)	4%

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

Reconciliation from GAAP to Non-GAAP Results (in thousands, except per share amounts):

	Three Months Ended June 30,
	2019	2018
Reconciliation of net income (loss) from continuing operations:
Net income (loss) from continuing operations	$(540)	$733
Adjustments:
Change in fair value of acquisition note payable	(7)	(64)
Change in fair value of other derivatives	(55)	—
Change in fair value of warrant liability	(206)	(2,154)
Adjusted net loss from continuing operations	$(808)	$(1,485)
Reconciliation of basic and diluted net loss per share from continuing operations:
Basic and diluted net income (loss) per share from continuing operations	$(0.01)	$0.03
Adjustments to net loss	—	(0.08)
Adjusted basic and diluted net loss per share from continuing operations	$(0.01)	$(0.05)
Basic and diluted weighted-average shares outstanding	57,164	27,049

Adjusted net loss from continuing operations decreased 46% to $0.8 million during the three months ended June 30, 2019, from an adjusted net loss from continuing operations of $1.5 million during the three months ended June 30, 2018. Adjusted basic and diluted net loss per share from continuing operations decreased 80% to $0.01 during the three months ended June 30, 2019, from $0.05 during the three months ended June 30, 2018.

Revenue from Continuing Operations

Revenue from continuing operations increased 19%, or $0.2 million, during the three months ended June 30, 2019 compared to the same period in 2018 primarily due to a higher volume of active projects as the demand for toxicity and efficacy studies continued to increase.

Cost of Revenues from Continuing Operations

Cost of revenues from continuing operations decreased 17%, or $0.2 million, for the three months ended June 30, 2019, principally due to a $0.1 million decrease in payroll and benefit costs and accruals for study-related costs in the comparable periods. Correspondingly, gross margin from continuing operations increased to 52% during the three months ended June 30, 2019 up from 32% for the three months ended June 30, 2018.

Operating Expenses from Continuing Operations

Research and development expenses from continuing operations decreased 56%, or $9,000, to $7,000 for the three months ended June 30, 2019, from $16,000 for the three months ended June 30, 2018, principally due to a decrease in stock-based compensation.

General and administrative expenses from continuing operations decreased 14%, or $0.2 million, to $1.3 million for the three months ended June 30, 2019, from $1.5 million for the three months ended June 30, 2018 principally due to a $0.3 million decrease in professional services and board of director fees.

Sales and marketing expenses from continuing operations decreased 17%, or $0.1 million, to $0.3 million for the three months ended June 30, 2019, from $0.4 million for the three months ended June 30, 2018.

Interest Expense, Net

Net interest expense from continuing operations increased by $0.5 million during the three months ended June 30, 2019 due to the addition of two financing agreements that were not in place during the three months ended June 30, 2018. The Company incurred $0.2 million of interest on its Convertible Note and Advance from NovellusDx. The Company also recognized $0.5 million of additional interest as a result of reducing the conversion price on a portion of the Convertible Note debt. In June 2019, the Company defaulted on the Convertible Note, creating a 15% increase in the outstanding balance at the date of default, which approximated $0.4 million. The Company allocated $0.6 million of this interest to discontinuing operations.

Change in Fair Value of Warrant Liability

Changes in fair value of some of our common stock warrants may impact our quarterly results.  Accounting rules require us to record certain of our warrants as a liability, measure the fair value of these warrants each quarter and record changes in that value in earnings. As a result of changes in our stock price, we recognized non-cash income of $0.2 million and $2.2 million for the three months ended June 30, 2019 and 2018, respectively. In the future, if our stock price increases, with all other factors being equal, we would record a non-cash charge as a result of changes in the fair value of our common stock warrants. Alternatively, if the stock price decreases, with all other factors being equal, we may record non-cash income.

Income Tax Benefit

On April 4, 2019, we sold $11.6 million of gross State of New Jersey NOL’s relating to the 2017 tax year as well as $0.1 million of state research and development tax credits. The sale resulted in the net receipt by the Company of approximately $0.5 million.

Six Months Ended June 30, 2019 and 2018

The following table sets forth certain information concerning our results of operations for the periods shown:

	Six Months Ended June 30,		Change
(dollars in thousands)	2019	2018	$	%
Revenue	$3,347	$2,708	$639	24%
Cost of revenues	1,719	1,633	86	5%
Research and development expenses	15	31	(16)	(52)%
General and administrative expenses	3,173	3,384	(211)	(6)%
Sales and marketing expenses	514	612	(98)	(16)%
Loss from continuing operations	(2,074)	(2,952)	878	(30)%
Interest income (expense), net	(1,127)	16	(1,143)	(7,144)%
Change in fair value of acquisition note payable	7	81	(74)	(91)%
Change in fair value of other derivatives	86	—	86	n/a
Change in fair value of warrant liability	199	2,846	(2,647)	(93)%
Other expense	(11)	(23)	12	(52)%
Income (loss) before income taxes from continuing operations	(2,920)	(32)	(2,888)	9,025%
Income tax benefit	(512)	—	(512)	n/a
Net income (loss) from continuing operations	(2,408)	(32)	(2,376)	7,425%
Net loss from discontinuing operations	(5,982)	(8,057)	2,075	(26)%
Net loss	$(8,390)	$(8,089)	$(301)	4%

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

Reconciliation from GAAP to Non-GAAP Results (in thousands, except per share amounts):

	Six Months Ended June 30,
	2019	2018
Reconciliation of net income (loss) from continuing operations:
Net income (loss) from continuing operations	(2,408)	(32)
Adjustments:
Change in fair value of acquisition note payable	(7)	(81)
Change in fair value of other derivatives	(86)	—
Change in fair value of warrant liability	(199)	(2,846)
Adjusted net loss from continuing operations	$(2,700)	$(2,959)
Reconciliation of basic and diluted net loss per share from continuing operations:
Basic and diluted net loss per share from continuing operations	$(0.05)	$—
Adjustments to net loss	—	(0.11)
Adjusted basic and diluted net loss per share from continuing operations	$(0.05)	$(0.11)
Basic and diluted weighted-average shares outstanding	53,049	27,049

Adjusted net loss from continuing operations decreased 9% to $2.7 million during the six months ended June 30, 2019, from an adjusted net loss from continuing operations of $3.0 million during the six months ended June 30, 2018. Adjusted basic and diluted net loss per share from continuing operations decreased 55% to $0.05 during the six months ended June 30, 2019 from $0.11 during the six months ended June 30, 2018.

Revenue from Continuing Operations

Revenue from continuing operations increased 24%, or $0.6 million, to $3.3 million for the six months ended June 30, 2019, from $2.7 million for the six months ended June 30, 2018, principally due to a higher volume of active projects as the demand for toxicity and efficacy studies continued to increase.

Cost of Revenues from Continuing Operations

Cost of revenues from continuing operations increased $0.1 million to $1.7 million for the six months ended June 30, 2019 from $1.6 million for the six months ended June 30, 2018, principally due to a $0.3 million increase in lab supplies, offset in part by a $0.1 decrease in payroll and benefit costs and decreased facility costs of $0.1 million. Correspondingly, gross margin increased to 49% during the six months ended June 30, 2019 from 40% during the six months ended June 30, 2018.

Operating Expenses from Continuing Operations

Research and development expenses from continuing operations decreased 52%, or $16,000, to $15,000 for the six months ended June 30, 2019, from $31,000 for the six months ended June 30, 2018, due to a decrease in stock-based compensation.

General and administrative expenses from continuing operations decreased 6%, or $0.2 million, to $3.2 million for the six months ended June 30, 2019, from $3.4 million for the six months ended June 30, 2018, principally due to decreased board of director fees of $0.2 million.

Sales and marketing expenses from continuing operations decreased 16%, or $0.1 million, to $0.5 million for the six months ended June 30, 2019, from $0.6 million for the six months ended June 30, 2018, principally due to a $0.1 million decline in facility costs.

Interest Expense, Net

Net interest expense from continuing operations increased by $1.1 million during the six months ended June 30, 2019 due to the addition of two financing agreements that were not in place during the six months ended June 30, 2018. The Company incurred $0.3 million of interest on its Convertible Note and Advance from NovellusDx. The Company also amortized $1.1 million of debt discounts on these two agreements during the six months ended June 30, 2019. The Company entered into a standstill agreement with Iliad in January 2019, which resulted in $0.2 million of additional fees. It later entered into a second standstill agreement that reduced the conversion price on a portion of the Convertible Note, resulting in $0.5 million of additional interest. In June 2019, the Company defaulted on the Convertible Note, creating a 15% increase in the outstanding balance at the date of default, which approximated $0.4 million. At June 30, 2019 the Company is accruing interest at the default rate on both of these agreements. The Company allocated $1.4 million of this interest to discontinuing operations.

Change in Fair Value of Warrant Liability

Changes in fair value of some of our common stock warrants may impact our quarterly results.  Accounting rules require us to record certain of our warrants as a liability, measure the fair value of these warrants each quarter and record changes in that value in earnings. As a result of changes in our stock price, we recognized non-cash income of $0.2 million and $2.8 million during the six months ended June 30, 2019 and 2018. Consequently, we may be exposed to non-cash charges, or we may record non-cash income, as a result of this warrant exposure in future periods.

Income Tax Benefit

On April 4, 2019, we sold $11.6 million of gross State of New Jersey NOL’s relating to the 2017 tax year as well as $0.1 million of state research and development tax credits. The sale resulted in the net receipt by the Company of approximately $0.5 million.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity have been funds generated from our debt financings and equity financings. In addition, we have generated funds from the following sources: (i) cash collections from customers and (ii) cash received from the sale of state NOL’s. In January 2019, we closed two public offerings and issued an aggregate of 28,550,726 shares of common stock for approximately $5.4 million, net of expenses and discounts of approximately $1.1 million. On April 4, 2019, we sold $11.6 million of gross State of New Jersey NOL’s relating to the 2017 tax year as well as $0.1 million of state research and development tax credits. The sale resulted in the net receipt by the Company of approximately $0.5 million. In July 2019, we completed two business disposals, resulting in an aggregate of $3.0 million of net cash proceeds at the time of closing; however, $1.0 million of the funds received is an advance from siParadigm that will be deducted from the Earn-Out amounts earned during the period. In addition, we also have a promissory note from IDXG for approximately $7.7 million, subject to adjustments, that will mature on the earlier of the date of (i) the consummation of an investment by Ampersand Capital Partners or any of its affiliates into IDXG or Buyer, following IDXG receiving the approval of its shareholders of the issuance of shares of its common stock in connection therewith and (ii) July 15, 2022, and will be paid interest-only quarterly prior to maturity at a rate of 6% per year.

In general, our primary uses of cash are providing for operating expenses, working capital purposes and servicing debt.

Cash Flows from Continuing Operations

Our net cash flow from operating, investing and financing activities from continuing operations for the periods below were as follows:

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash provided by (used in) continuing operations:
Operating activities	$(886)	$(1,790)
Investing activities	(21)	(4)
Financing activities	5,400	(27)
Effect of foreign currency exchange rates on cash and cash equivalents and restricted cash	(41)	61
Net increase (decrease) in cash and cash equivalents and restricted cash from continuing operations	$4,452	$(1,760)

We had cash and cash equivalents and restricted cash of $1.0 million at June 30, 2019, and $0.5 million at December 31, 2018.

The $4.5 million increase in cash and cash equivalents and restricted cash from continuing operations for the six months ended June 30, 2019, principally resulted from net proceeds from the 2019 Offerings of $5.4 million.

The $1.8 million decrease in cash and cash equivalents and restricted cash for the six months ended June 30, 2018, principally resulted from net cash used in operations of $1.8 million.

At June 30, 2019, we had total indebtedness of $13.4 million, excluding finance lease obligations, of which $8.8 million is included in current liabilities of discontinued operations and was repaid as part of the BioPharma Disposal. At June 30, 2019, we are in default of our Convertible Debt and Advance from NovellusDx agreements.

Cash Used in Operating Activities from Continuing Operations

Net cash used in continuing operating activities was $0.9 million for the six months ended June 30, 2019. We used $1.2 million in net cash to fund our core continuing operations. We incurred additional uses of cash when adjusting for working capital items as follows: a net reduction in our operating lease liabilities of $0.1 million and a net increase in other current assets of $0.1 million, offset in part, by a net increase in accounts payable, accrued expenses and deferred revenue of $0.3 million, a decrease in operating right-of-use assets of $0.1 million and a decrease in accounts receivable of $0.1 million.

For the six months ended June 30, 2018, we used $1.8 million of cash in continuing operating activities. We used $2.0 million in net cash to fund our continuing operations, offset, in part, when adjusting for working capital items as follows: a net increase in accounts payable, accrued expenses and deferred revenue of $0.2 million and a net decrease in other current assets of $0.1 million.

Cash Used in Investing Activities from Continuing Operations

Net cash used in continuing investing activities was $21,000 for the six months ended June 30, 2019 and resulted from the purchase of fixed assets.

Net cash used in continuing investing activities was $4,000 for the six months ended June 30, 2018 and resulted from the purchase of fixed assets.

Cash Provided by Financing Activities from Continuing Operations

Net cash provided by continuing financing activities was $5.4 million for the six months ended June 30, 2019 and principally resulted from net proceeds from the 2019 Offerings.

Net cash used in continuing financing activities was $27,000 for the six months ended June 30, 2018 and resulted from principal payments on finance lease obligations.

Capital Resources and Expenditure Requirements

We expect to continue to incur material operating losses in the future. It may take several years, if ever, to achieve positive operational cash flow. We may need to raise additional capital to fund our current operations, to repay certain outstanding indebtedness and to fund our business to meet our long-term business objectives through public or private equity offerings, debt financings, borrowings or strategic partnerships coupled with an investment in our company or a combination thereof. If we raise additional funds through the issuance of convertible debt securities, or other debt securities, these securities could be secured and could have rights senior to those of our common stock. In addition, any new debt incurred by the Company could impose covenants that restrict our operations and increase our interest expense. The issuance of any new equity securities will also dilute the interest of our current stockholders. Given the risks associated with our business, including our unprofitable operating history, additional capital may not be available when needed on acceptable terms, or at all. If adequate funds are not available, we may need to sell off non-core assets, or, in extreme cases, discontinue our operations or liquidate our assets. In July 2019, we repaid our ABL and Term Note as part of the Business Disposals. However, we are currently in default with our Convertible Note from Iliad and our Advance from NovellusDx. We are working with both parties to negotiate a possible resolution or settlement of these debts.

Net cash used in operating activities for continuing operations was $0.9 million for the six months ended June 30, 2019 and the Company had unrestricted cash and cash equivalents of $0.7 million at June 30, 2019, an increase from $0.2 million at December 31, 2018. The Company has negative working capital from continuing operations at June 30, 2019 of $7.3 million.

Prior to the closing of the Business Disposals transactions in July 2019, we did not believe that our current cash would support operations beyond the next three months from the date of this report unless certain assets were converted to cash as described below with respect to the Business Disposals. The Company currently requires a significant amount of additional capital to fund operations and pay its unsecured debt and accounts payable, and its ability to continue as a going concern following the Business Disposals is dependent upon its ability to collect its Excess Consideration Note related to the BioPharma Disposal and its outstanding accounts receivable, receive the Earn-Out payments from siParadigm and negotiate discounts in good faith with its trade suppliers. These factors raise substantial doubt about our ability to continue as a going concern for the next twelve months from the date of this report. In July 2019, we sold our BioPharma Business and Clinical Business as described in the Business Disposal section above. While the Buyer assumed certain of our liabilities in the BioPharma Disposal, the cash received to date from the Business Disposals is insufficient to satisfy all of the Company’s liabilities and other obligations, and the Company cannot determine at this time if future Earn-Out payments and payoff of or downward adjustments to the Excess Consideration Note, combined with settlements of claims against the Company will enable all creditors to be paid in full and provide sufficient funds for future operations. We are continuing to evaluate additional strategic options, which could include the sale of other assets, a merger, reverse merger or other strategic transaction. We can provide no assurances that our current actions will be successful or that additional sources of cash or financing will be available to us on favorable terms, if at all. If the Company is not able to collect its accounts and notes receivable or raise additional capital on a timely basis or on favorable terms, the Company may need to scale back further or, in extreme cases, discontinue its operations or liquidate its assets.

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
 our ability to realize upon our note receivable from Interpace in a timely manner, and the magnitude of the adjustments to the face amount of such notes, if any;

•	our ability to realize upon the earn-out obligations due from siParadigm in a timely manner, and the possible reduction in the current or future volume of business acquired from us;

•	our ability to collect the accounts receivable from third-party commercial insurance payers we have retained;

•	our ability to negotiate discounted settlements with our creditors;

•	the ability of our vivoPharm subsidiary to achieve revenue growth and profitability;

•	our ability to maintain our present customer base and obtain new customers for vivoPharm;

•	the costs of operating and enhancing our laboratory facilities;

•	our ability to develop and rationalize our business strategy going forward to be commensurate with our corporate overhead;

•	our ability to satisfy regulatory requirements;

•	our ability to secure new financing and the amount thereof;

•	our ability to maintain our listing on Nasdaq;

•
our ability to retain our management team and have them be able to devote sufficient time and attention to our business in light of potentially competing obligations to assist the acquirers in the transition of the Business Disposals;

•	the effect of competing technological and market developments; and

•
other risks and uncertainties discussed in our annual report on Form 10-K for the year ended December 31, 2018, as updated in this Form 10-Q and other reports, as applicable, we file with the Securities and Exchange Commission.

The unaudited condensed consolidated financial statements for the six months ended June 30, 2019 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets.  The ability of the Company to meet its obligations, and to continue as a going concern is dependent upon the availability of future funding and the continued growth in revenues.  The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Critical Accounting Policies and Significant Judgment and Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and make various assumptions, which management believes to be reasonable under the circumstances, which form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The notes to our audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2018 contain a summary of our significant accounting policies. The adoption of ASC 842 is discussed in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-Q. We consider the following accounting policies critical to the understanding of the results of our operations:

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

Cautionary Note Regarding Forward-Looking Statements

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” or the negative of those terms, and similar expressions and comparable terminology intended to identify forward-looking statements. These statements reflect our current views with respect to future events. There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	our ability to realize upon the earn-out obligations due from siParadigm in a timely manner, and the possible reduction in the current or future volume of business acquired from us;

•	our ability to collect the accounts receivable from third-party commercial insurance payers we have retained;

•	our ability to negotiate discounted settlements with our creditors;

•	the ability of our vivoPharm subsidiary to achieve revenue growth and profitability;

•	our ability to maintain our present customer base and obtain new customers for vivoPharm;

•	the costs of operating and enhancing our laboratory facilities;

•	our ability to develop and rationalize our business strategy going forward to be commensurate with our corporate overhead;

•	our ability to satisfy regulatory requirements;

•	our ability to secure new financing and the amount thereof;

•	our ability to maintain our listing on Nasdaq;

•
our ability to retain our management team and have them be able to devote sufficient time and attention to our business in light of potentially competing obligations to assist the acquirers in the transition of the Business Disposals;

•	the effect of competing technological and market developments; and

•
other risks and uncertainties discussed in our annual report on Form 10-K for the year ended December 31, 2018, as updated in this Form 10-Q and other reports, as applicable, we file with the Securities and Exchange Commission.

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

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended, as of June 30, 2019, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at June 30, 2019 because of the material weakness in the Company’s internal control over financial reporting that existed at December 31, 2018 that has not been fully remediated by the end of the period covered by this quarterly report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

Our internal control policies changed during the six months ended June 30, 2019 to accommodate the implementation of ASC 606 and specifically its effect on the different customer types within Clinical Services in part for a legacy location as well as the practical recording of the relevant accounts receivable and subsequent cash receipts.

Other than changes to accommodate the implementation of ASC 606, and the remediation activities discussed below, there were no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II — OTHER INFORMATION
Item 1.        Legal Proceedings

On April 5, 2018 and April 12, 2018, purported stockholders of the Company filed nearly identical putative class action lawsuits in the U.S. District Court for the District of New Jersey, against the Company, Panna L. Sharma, John A. Roberts, and Igor Gitelman, captioned Ben Phetteplace v. Cancer Genetics, Inc. et al., No. 2:18-cv-05612 and Ruo Fen Zhang v. Cancer Genetics, Inc. et al., No. 2:18-06353, respectively. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 based on allegedly false and misleading statements and omissions regarding our business, operational, and financial results. The lawsuits sought, among other things, unspecified compensatory damages in connection with purchases of our stock between March 23, 2017 and April 2, 2018, as well as interest, attorneys’ fees, and costs. On August 28, 2018, the Court consolidated the two actions in one action captioned In re Cancer Genetics, Inc. Securities Litigation (the “Securities Litigation”) and appointed shareholder Randy Clark as the lead plaintiff. On October 30, 2018, the lead plaintiff filed an amended complaint, adding Edward Sitar as a defendant and seeking, among other things, compensatory damages in connection with purchases of CGI stock between March 10, 2016 and April 2, 2018. On December 31, 2018, Defendants filed a motion to dismiss the amended complaint for failure to state a claim. On March 1, 2019, lead plaintiff filed its opposition to the motion to dismiss. On April 15, 2019, defendants filed their reply in further support of their motion to dismiss. Defendants' motion remains pending before the Court. The Company is unable to predict the ultimate outcome of the Securities Litigation and therefore cannot estimate possible losses or ranges of losses, if any.

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

At June 30, 2019, our cash position and history of losses required management to assess our ability to continue operating as a going concern, according to FASB ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Prior to the closing of the Business Disposals transactions in July 2019, the Company did not have sufficient cash at June 30, 2019 to fund normal operations beyond the next three months from the date of this report unless certain current assets were converted to cash, as described below. The Company’s ability to continue as a going concern after the Business Disposals is dependent on the Company’s ability to raise additional equity or debt capital, spin-off non-core assets to raise additional cash, collect its outstanding accounts receivable and timely collect on the Excess Consideration Note or receive the Earn-Out payments from siParadigm without significant offsets, and negotiate discounts in good faith with its trade suppliers. These factors raise substantial doubt about the Company's ability to continue as a going concern for the next twelve months from the issuance of this current report on Form 10-Q.

Net cash used in operating activities for continuing operations was $0.9 million for the six months ended June 30, 2019 and the Company had unrestricted cash and cash equivalents of $0.7 million at June 30, 2019, an increase from $0.2 million at December 31, 2018. The Company has negative working capital from continuing operations at June 30, 2019 of $7.3 million.

The Company currently requires a significant amount of additional capital to fund operations and pay its unsecured debt and accounts payable, and its ability to continue as a going concern is dependent upon its ability to collect its outstanding accounts and notes receivable, receive the Earn-Out payments from siParadigm and negotiate discounts in good faith with its trade suppliers. In July 2019, we sold our BioPharma Business and Clinical Business as described in Note 1 to our financial statements. While the Buyer assumed certain of our liabilities in the BioPharma Disposal, the cash received to date from the Business Disposals is insufficient to satisfy all of the Company’s liabilities and other obligations, and the Company cannot determine at this time if future Earn-Out payments and payoff of the Excess Consideration Note, combined with settlements of claims against the Company will enable all creditors to be paid in full and provide sufficient funds for future operations. We are continuing to evaluate additional strategic options, which could include the sale of other assets, a merger, reverse merger or other strategic transaction. We can provide no assurances that our current actions will be successful or that additional sources of cash or financing will be available to us on favorable terms, if at all. If the Company is not able to collect its accounts and notes receivable or raise additional capital on a timely basis or on favorable terms, the Company may need to scale back further or, in extreme cases, discontinue its operations or liquidate its assets.

The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

The Company’s ability to collect timely on the Excess Consideration Note due it from IDXG is uncertain.

On July 15, 2019, the Company entered into a secured creditor asset purchase agreement (the “BioPharma Agreement”) by and among the Company, Gentris, LLC, a wholly-owned subsidiary of the Company, Partners for Growth IV, L.P. (“PFG”), Interpace Diagnostics Group, Inc. (“IDXG”) and a newly-formed subsidiary of IDXG, Interpace BioPharma, Inc. (“Buyer”). The BioPharma Agreement provided for a consensual private foreclosure sale by PFG of all assets relating to the Company’s BioPharma Business (as defined in the BioPharma Agreement) to Buyer (the “BioPharma Disposal”). Pursuant to the BioPharma Agreement, Buyer purchased from PFG certain assets and assumed certain liabilities of the Company relating to the BioPharma Business, providing as gross consideration $23,500,000, less certain closing adjustments totaling $1,978,240, of which $7,692,300 was paid in the form of a promissory note issued by Buyer to the Company (the “Excess Consideration Note”) and the remainder was paid to PFG in cash. PFG utilized the cash proceeds to satisfy the outstanding balances of the Silicon Valley Bank (“SVB”) asset-based revolving line of credit (“ABL”) and the $6.0 million term note to PFG (“PFG Term Note”), and to satisfy certain transaction expenses. The balance of approximately $2,260,000 was delivered to the Company along with the Excess Consideration Note. The Excess Consideration Note will mature on the earlier of the date of (i) the consummation of an investment (the “Ampersand Investment”) by Ampersand Capital Partners or any of its affiliates (“Ampersand”) into IDXG or Buyer, following IDXG receiving the approval of its shareholders of the issuance of shares of its common stock in connection therewith and (ii) July 15, 2022, and will be paid interest-only quarterly prior to maturity at a rate of 6% per year.

The annual meeting of the IDXG shareholders is currently scheduled for October 10, 2019. If the IDXG shareholders approve the Ampersand Investment and if all other closing conditions to the Ampersand Investment are satisfied, then following such annual meeting, Buyer will be required to use the proceeds from the Ampersand Investment to repay the Excess Consideration Note, subject to certain set-off rights. If the IDXG shareholder do not approve the Ampersand Investment, or if the other closing conditions thereto are not otherwise satisfied or waived, Buyer will not be obligated to make payment on the Excess Consideration Note to us in the immediate short term. If for any reason, payment of the Excess Consideration Note is not made by Buyer to the Company in the near term, the Company’s ability to satisfy its obligations to existing creditors will be severely compromised. No assurance can be given that the IDXG shareholders will approve the Ampersand Investment, that the other closing conditions thereto will be satisfied or that repayment of the Excess Consideration Note otherwise will be made.

In addition, the purchase price is to be adjusted based on the net worth (assets less liabilities) of the BioPharma business as of June 30, 2019 as compared to the net worth of the BioPharma business as of April 30, 2019, with any increase or decrease in net worth over such period being added to or subtracted from, respectively, the principal of the Excess Consideration Note, with such adjustment not to exceed $775,000. The Excess Consideration Note is also subject to set-off in the event that certain older accounts receivable of the Company purchased by Buyer, in the aggregate amount of approximately $830,000, are not collected prior to December 31, 2019, and as indemnification for breaches of certain limited warranties and of covenants of the Company and other specified items, subject to agreed-upon caps, baskets and survival periods as set forth in the BioPharma Agreement. Alternatively, if the Excess Consideration Note is no longer outstanding after December 31, 2019, the above-mentioned accounts receivable adjustment will be satisfied through an AR Holdback (as defined in the BioPharma Agreement) mechanism, as set forth in the BioPharma Agreement. The Excess Consideration Note is subordinated in favor of IDXG’s senior lender, subject to certain exceptions set forth therein. Accordingly, even if the IDXG shareholders approve the Ampersand Investment and the closing thereof occurs, the cash available to the Company to satisfy its creditors is likely to be less than the $7,692,300 initial principal amount of the Excess Consideration Note.

The Company is in default under certain of its debt agreements, and its ability to satisfy claims of all its creditors in full is uncertain.

While in connection with the closing of the BioPharma Disposal, the SVB ABL and the PFG Term Note were terminated, and all related liens were released, the Company remains liable to various unsecured creditors. The Company is also in default under the convertible promissory note dated July 17, 2018 (“Convertible Note”) with Iliad Research and Trading, L.P. (“Iliad”), which had an outstanding principal amount of $3.1 million as of June 30, 2019, and under the loan (the “Advance from NDX”) advanced by NovellusDx, Ltd. (“NDX”), which had an outstanding principal amount of $1.5 million as of June 30, 2019. In the aggregate, liabilities other than those of discontinued operations, as of June 30, 2019, consisted of an aggregate of $9.2 million in current liabilities and $9.5 million in total liabilities. This is compared to current assets other than those of discontinued operations of $1.9 million, as of June 30, 2019. While the Company believes that if the Excess Consideration Note is paid in October 2019 this will significantly improve the Company’s ability to satisfy its obligations to unsecured creditors, no assurance can be given that such unsecured creditors will be willing to wait for the Company to receive payment on the Excess Consideration Note or that claims will not be asserted in addition to the amounts which the Company believes it is liable for at this time.

The Company’s additional sources of funds are also uncertain.

The Company has three sources of funds following the Business Disposals in addition to payments on the Excess Consideration Note. First, as part of the sale of the Clinical Business to siParadigm, the Company is to receive earn-out payments based on the revenues of siParadigm from the former customers of the Company’s Clinical Services business. Such earn-out payments are based on revenues generated in the 12 months following the closing of the sale of the Clinical Services business, and are to be paid over 24 months following such sale. No assurances can be given with respect to the amount and timing of such payments. The Company is also attempting to collect on certain accounts receivable it owns that were not sold to siParadigm or Buyer. The net amount of such accounts receivable as of June 30, 2019 was approximately $2,100,000. No assurances can be given as to the amounts and timing of collections on such accounts receivable.

Finally, the Company continues to own its Discovery Business through its vivoPharm subsidiary. For the first six months of 2019, the Discovery Business had a net loss of $0.5 million and had cash used in operations of $0.9 million. All vivoPharm revenues will have to be used to satisfy vivoPharm’s liabilities and obligations. No assurance can be given as to whether the Discovery Business will ever generate sufficient positive cash flow so as to be able to pay dividends to the parent company, and support our corporate overhead.

As a result of the Business Disposals, we no longer will be generating revenues at the parent company level.

The Company’s business operations are more limited than prior to the sale of its Clinical Services business and the foreclosure sale of its BioPharma Services business, and thus the costs of maintaining itself as a publicly traded corporation are proportionally higher and will be more burdensome to the Company going forward.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the other rules and regulations of the Securities and Exchange Commission, or SEC, and the rules and regulations of The Nasdaq Stock Market, or Nasdaq. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. For example, the Sarbanes-Oxley Act and the rules of the SEC and national securities exchanges have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel are devoting and will continue to need to devote a substantial amount of time and money to these compliance obligations. The board may view these costs to be disproportionately expensive when viewed in light of our reduced operations following the Business Disposals.

As a result, our board of directors may elect to pursue a strategic transaction to attempt to expand the business and create additional value for shareholders, or in light of the time, costs and uncertainties inherent in seeking such a strategic transaction, and the costs in remaining as a public company, our board may decide to pursue a dissolution and liquidation of the Company. If our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of the Company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include severance obligations related to the recent asset sales. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of the company.

Management may have conflicts of interest.

Current management of the Company, principally its Chief Executive Officer and Chief Financial Officer, are responsible for the day-to-day operations of the Company, including planning for the future direction of the Company after the Business Disposals. Such officers also are expected to enter into consulting agreements with IDXG (and, in the case of the Chief Executive Officer, siParadigm) pursuant to which they will assist in the transition of the Clinical Business and BioPharma Business to siParadigm and IDXG, as applicable. It is possible that the dual roles will create conflicts of interest for such officers with respect to allocation of their time and otherwise. No assurance can be given that the officers of the Company will have sufficient time and resources to properly direct the future operations of the Company, or that other conflicts of interest in their dual roles will not arise.

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

We submitted a plan to regain compliance with the Approval Requirement and Annual Meeting Requirement to Nasdaq, which plans were approved on May 15, 2019, subject to our holding our annual meeting by May 31, 2019 and the Company’s stockholders approving the potential issuances to NDX at the annual meeting. As a result of the annual meeting being held on May 31, 2019 and the stockholders approving such issuances, Nasdaq notified the Company on June 3, 2019 that the Company had regained compliance with the Approval Requirement and Annual Meeting Requirement, and the matters were closed.

However, on November 13, 2018, we received a written notice from Nasdaq indicating that we were not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. We had 180 calendar days in which to regain compliance, or until May 13, 2019, which we did not do. On May 15, 2019, Nasdaq granted us an additional 180 days within which to regain compliance.

We intend to monitor the closing bid price of our common stock and consider our available options to resolve our noncompliance with the minimum bid price requirement. To that end, at our 2019 annual meeting of stockholders held on May 31, 2019, our stockholders voted to approve an amendment to the Company’s certificate of incorporation to effect a reverse stock split of common stock, at a ratio in the range from 5-for-1 to 30-for-1, with such specific ratio to be determined by the Company’s board of directors. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement, or maintain compliance even if we effect a reverse stock split.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds from Sales of Registered Securities

Not applicable.

Item 3.        Defaults Upon Senior Securities

Not applicable.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

Between July 24, 2019 and July 31, 2019, the Company issued an aggregate of 2,571,429 shares (the “Exchange Shares”) of common stock to Iliad in exchange for the return of $375,000 of principal amount of the Convertible Note to the Company. The Exchange Shares are not registered under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities laws. The Company has relied on the exemption from the registration requirements of the Securities Act by virtue of Section 3(a)(9) under the Securities Act.

Item 6.        Exhibits

See the Index to Exhibits following the signature page hereto, which Index to Exhibits is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cancer Genetics, Inc.
(Registrant)

Date: August 19, 2019	/s/ John A. Roberts
John A. Roberts
President and Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2019	/s/ M. Glenn Miles
M. Glenn Miles
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated July 5, 2019, by and among siParadigm, LLC and Cancer Genetics, Inc.*

10.1
Standstill Agreement #2, between Iliad Research and Trading, L.P. and Cancer Genetics, Inc., dated May 3, 2019 (incorporated by reference to Exhibit 10.4 of the Company's quarterly report on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2019).

10.2	Forbearance and Sixth Amendment to Amended and Restated Loan and Security Agreement, between Cancer Genetics, Inc. and Silicon Valley Bank, dated June 13, 2019.*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended *

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **

101
The following materials from the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet at June 30, 2019 (unaudited) and December 31, 2018, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the three and six month periods ended June 30, 2019 and 2018 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and six month periods ended June 30, 2019 and 2018 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2019 and 2018 (unaudited) and (v) Condensed Notes to Consolidated Financial Statements (unaudited)

*	Filed herewith.
**	Furnished herewith.