Form 10-Q
period 2020-03-31
CANCER GENETICS, INC
filed 2020-06-24
CIK 1349929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 19, 2020, there were 2,260,883 shares of common stock, par value $0.0001 of Cancer Genetics, Inc. outstanding.

CANCER GENETICS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1.    Condensed Financial Statements (Unaudited)
Cancer Genetics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except par value)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,593	$3,880
Restricted cash	350	350
Accounts receivable	848	696
Earn-Out from siParadigm, current portion	772	747
Excess Consideration Note	888	888
Other current assets	415	546
Current assets of discontinuing operations	—	71
Total current assets	6,866	7,178
FIXED ASSETS, net of accumulated depreciation	506	558
OTHER ASSETS
Operating lease right-of-use assets	76	94
Earn-Out from siParadigm, less current portion	201	356
Patents and other intangible assets, net of accumulated amortization	2,816	2,895
Investment in joint venture	92	92
Goodwill	3,090	3,090
Other	635	641
Total other assets	6,910	7,168
Total Assets	$14,282	$14,904
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,146	$2,072
Obligations under operating leases, current portion	153	193
Obligations under finance leases, current portion	66	68
Deferred revenue	1,118	1,217
Note payable, net	1,313	1,277
Advance from NovellusDx, Ltd., net	200	350
Advance from siParadigm, current portion	573	566
Due to Interpace Biosciences, Inc.	1,200	—
Current liabilities of discontinuing operations	861	1,229
Total current liabilities	7,630	6,972
Obligations under operating leases, less current portion	21	10
Obligation under finance leases, less current portion	81	107
Advance from siParadigm, less current portion	119	252
Warrant liability	51	178
Total Liabilities	7,902	7,519
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 9,764 shares, $0.0001 par value, none issued	—	—
Common stock, authorized 100,000 shares, $0.0001 par value, 2,107 and 2,104 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	171,853	171,783
Accumulated other comprehensive income	130	26

Accumulated deficit	(165,603)	(164,424)
Total Stockholders’ Equity	6,380	7,385
Total Liabilities and Stockholders’ Equity	$14,282	$14,904

See Notes to Unaudited Condensed Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue	$1,426	$1,822
Cost of revenues	814	1,002
Gross profit	612	820
Operating expenses:
General and administrative	1,533	1,782
Sales and marketing	341	185
Total operating expenses	1,874	1,967
Loss from operations	(1,262)	(1,147)
Other income (expense):
Interest expense	(78)	(615)
Interest income	4	2
Change in fair value of acquisition note payable	4	—
Change in fair value of other derivatives	—	31
Change in fair value of warrant liability	127	(7)
Change in fair value of siParadigm Earn-Out	24	—
Total other income (expense)	81	(589)
Loss before income taxes	(1,181)	(1,736)
Income tax expense	6	—
Loss from continuing operations	(1,187)	(1,736)
Income (loss) from discontinuing operations	8	(2,881)
Net loss	(1,179)	(4,617)
Foreign currency translation gain (loss)	104	(76)
Comprehensive loss	$(1,075)	$(4,693)

Basic and diluted net loss per share from continuing operations	$(0.56)	$(1.06)
Basic and diluted net loss per share from discontinuing operations	—	(1.77)
Basic and diluted net loss per share	$(0.56)	$(2.83)

Basic and diluted weighted-average shares outstanding	2,106	1,631
See Notes to Unaudited Condensed Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2020	2,104	$—	$171,783	$26	$(164,424)	$7,385
Stock based compensation—employees	—	—	58	—	—	58
Issuance of common stock—VenturEast settlement	3	—	12	—	—	12
Unrealized gain on foreign currency translation	—	—	—	104	—	104
Net loss	—	—	—	—	(1,179)	(1,179)
Balance, March 31, 2020	2,107	$—	$171,853	$130	$(165,603)	$6,380

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2019	924	$—	$164,458	$60	$(157,716)	$6,802
Stock based compensation—employees	—	—	158	—	—	158
Issuance of common stock - 2019 Offerings, net	952	—	5,412	—	—	5,412
Unrealized loss on foreign currency translation	—	—	—	(76)	—	(76)
Net loss	—	—	—	—	(4,617)	(4,617)
Balance, March 31, 2019	1,876	$—	$170,028	$(16)	$(162,333)	$7,679
See Notes to Unaudited Condensed Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,179)	$(4,617)
Loss (income) from discontinuing operations	(8)	2,881
Net loss from continuing operations	(1,187)	(1,736)

Adjustments to reconcile net loss to net cash used in operating activities, continuing operations:
Depreciation	52	14
Amortization	79	82
Stock-based compensation	58	119
Change in fair value of warrant liability, acquisition note payable and other derivatives	(131)	(24)
Amortization of operating lease right-of-use assets	10	49
Change in fair value of siParadigm Earn-Out	(24)	—
Amortization of discount on debt and debt issuance costs	36	467
Interest added to Convertible Note	—	89
Changes in:
Accounts receivable	(183)	(103)
Other current assets	110	77
Other non-current assets	(4)	(1)
Accounts payable, accrued expenses and deferred revenue	130	(109)
Due to Interpace Biosciences, Inc.	1,200	—
Obligations under operating leases	(21)	(60)
Net cash provided by (used in) operating activities, continuing operations	125	(1,136)
Net cash used in operating activities, discontinuing operations	(289)	(3,328)
Net cash used in operating activities	(164)	(4,464)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	(19)
Net cash provided by (used in) investing activities, continuing operations	—	(19)
Net cash provided by (used in) investing activities, discontinuing operations	28	(13)
Net cash provided by (used in) investing activities	28	(32)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on obligations under finance leases	(13)	(10)
Proceeds from offerings of common stock, net of certain offering costs	—	5,412
Payments on Advance from NovellusDx, Ltd.	(150)	—
Net cash provided by (used in) financing activities, continuing operations	(163)	5,402
Net cash used in financing activities, discontinuing operations	—	(291)
Net cash provided by (used in) financing activities	(163)	5,111
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	12	(79)
Net increase (decrease) in cash and cash equivalents and restricted cash	(287)	536
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Beginning	4,230	511
Ending	$3,943	$1,047

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED
CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$3,593	$697
Restricted cash	350	350
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$3,943	$1,047

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$7	$304
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in VentureEast settlement	$12	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

Notes to Unaudited Condensed Consolidated Financial Statements (dollars, shares, options and warrants in thousands, except per share amounts)

Note 1.     Organization, Description of Business, Basis of Presentation, Reverse Stock Split, Business Disposals, 2019 Offerings, Standstill Agreement, Advance from NovellusDx, Ltd., Loan from Atlas Sciences, LLC, Recently Adopted Accounting Standard, and Recent Accounting Pronouncements

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

The Company was incorporated in the State of Delaware on April 8, 1999 and, until the Business Disposals, had offices and state-of-the-art laboratories located in New Jersey and North Carolina and today continues to have laboratories in Pennsylvania and Australia. The Company’s corporate headquarters are in Rutherford, New Jersey. The Company offers preclinical services such as predictive tumor models, human orthotopic xenografts and syngeneic immuno-oncology relevant tumor models in its Hershey PA facility, and is a leader in the field of immuno-oncology preclinical services in the United States. This service is supplemented with GLP toxicology and extended bioanalytical services in its Australian-based facilities in Clayton, Victoria. Beginning in February 2020, the Company also has an animal testing facility and laboratory in Gilles Plains, South Australia, Australia.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions for interim reporting as prescribed by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2019, filed with the SEC on May 29, 2020. The condensed consolidated balance sheet as of December 31, 2019, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. Interim financial results are not necessarily indicative of the results that may be expected for any future interim period or for the year ending December 31, 2020.

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

The Excess Consideration Note, which required interest-only quarterly payments at a rate of 6% per year, matured in October 2019 and was settled on October 24, 2019 for $6.0 million, including interest of $24 thousand. The Buyer withheld from the settlement of the Excess Consideration Note approximately $775 thousand for a net worth adjustment (assets less liabilities) of the BioPharma business (“Net Worth”), $153 thousand to secure collection of certain older accounts receivable of the Company purchased by Buyer (“AR Holdback”) and an additional $735 thousand as security for indemnification obligations of the Company for any breaches of certain limited warranties and covenants of the Company and other specified items (“Indemnification Holdback”). The Company received the full amounts of the AR Holdback and the Indemnification Holdback in April and May 2020. The fair value of the Excess Consideration Note was $888 thousand at March 31, 2020.

The Company and Buyer also entered into a transition services agreement (the “TSA”) pursuant to which the Company and Buyer are providing certain services to each other to accommodate the transition of the BioPharma Business to Buyer. In particular, the Company agreed to provide to Buyer, among other things, certain personnel services, payroll processing, administration services and benefit administration services (collectively, the “Payroll and Benefits Services”), for a reasonable period commencing July 15, 2019, subject to the terms and conditions of the TSA, in exchange for payment or reimbursement, as applicable, by Buyer for the costs related thereto, including salaries and benefits for certain of the Company’s BioPharma employees during the transition period. The Buyer paid for certain costs of the Company under the TSA with respect to a limited number of employees and professionals. Such shared services amounted to $102 thousand for the quarter ended March 31, 2020. In addition, the Buyer is reimbursing the Company, in part, for the salaries and benefits of John A. Roberts, the Company’s Chief Executive Officer, and Glenn Miles, the Company’s Chief Financial Officer. The reimbursed portion of such salaries and benefits amounted to $102 thousand for the quarter ended March 31, 2020. Including the amounts due under the TSA described above, the net amount due to the Buyer is approximately $1.3 million at March 31, 2020. This net amount was subsequently remitted under the TSA arrangement.

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

The Earn-Out, to be paid over the 24 months post-closing, is based on fees for all tests performed by siParadigm for the Company’s clinical customers during the 12-month period following the closing (the “Earn-Out”). At March 31, 2020, the fair value of the current and long-term portion of the Earn-Out from siParadigm was approximately $772 thousand and $201 thousand, respectively. In addition, the current and long-term portion of the Advance from siParadigm was approximately $573 thousand and $119 thousand, respectively.

Under the Clinical Agreement, the Company agreed to certain non-competition and non-solicitation provisions, including that it cease performing certain clinical tests and will not solicit or seek business from certain of its customers (other than for the Company’s other lines of business) for a period of three years following the closing date (through July 2022).

The Business Disposals have been classified as discontinuing operations in conformity with GAAP. Accordingly, BioPharma and Clinical operations and balances have been reported as discontinuing operations and removed from all financial disclosures of continuing operations. As permitted by Accounting Standards Codification (“ASC”) 205-20, the Company elected to allocate approximately $786 thousand of interest expense on the convertible promissory note (“Convertible Note”) to Iliad Research and Trading, L.P. (“Iliad”) and Advance from NovellusDx, Ltd. (“NDX”) that was not required to be repaid to discontinuing operations during the three months ended March 31, 2019. Unless otherwise indicated, information in these notes to unaudited condensed consolidated financial statements relates to continuing operations.

Note 2. Going Concern

At March 31, 2020, the Company's history of losses required management to assess its ability to continue operating as a going concern, according to ASC 2015-40, Going Concern. Even after the disposal of the Company's BioPharma Business and Clinical Business discussed in Note 1, the Company does not project that cash at March 31, 2020 will be sufficient to fund normal operations for the twelve months from the issuance of these financial statements in the Quarterly Report on Form 10-Q. The Company's ability to continue as a going concern is dependent on reduced losses and improved future cash flows. Alternatively, the Company may be required to raise additional equity or debt capital, or consummate other strategic transactions. These factors raise substantial doubt about the Company's ability to continue as a going concern for the twelve months from the issuance of these financial statements in the Quarterly Report on Form 10-Q. The Company can provide no assurance that these actions will be successful or that additional sources of financing will be available on favorable terms, if at all.

The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. In addition, the Company is located in New Jersey and was under a shelter-in-place mandate. Many of the Company's customers worldwide were similarly impacted. The global outbreak of the COVID-19 continues to rapidly evolve, and the extent to which the COVID-19 may impact the Company's business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. As a healthcare provider, the Company is still providing Discovery Services and has yet to experience a slowdown in its project work; however, the future of many projects may be delayed. The Company continues to vigilantly monitor the situation with its primary focus on the health and safety of its employees and clients.

Note 3. Discontinuing Operations

As described in Note 1, the Company sold its BioPharma Business and Clinical Business in July 2019. In conjunction with the BioPharma Disposal, the Company repaid its debt to SVB and PFG. The Company elected to allocate approximately $786 thousand of interest expense from the Convertible Note and Advance from NDX to discontinuing operations during the three months ended March 31, 2019. Revenue and other significant accounting policies associated with the discontinuing operations have not changed since the most recently filed audited financial statements as of and for the year ended December 31, 2019.

Summarized results of the Company's unaudited condensed consolidated discontinuing operations are as follows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue	$—	$5,017
Cost of revenues	—	3,635
Gross profit	—	1,382
Operating expenses:
Research and development	—	454
General and administrative	(8)	1,527
Sales and marketing	—	923
Transaction costs	—	249
Total operating expenses	(8)	3,153
Income (loss) from discontinuing operations	8	(1,771)
Other income (expense):
Interest expense	—	(1,110)
Total other income (expense)	—	(1,110)
Net income (loss) from discontinuing operations	$8	$(2,881)

Unaudited condensed consolidated carrying amounts of major classes of assets and liabilities from discontinuing operations were as follows as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Current assets of discontinuing operations:
Accounts receivable, net of allowance for doubtful accounts of $4,518 in 2020; $4,536 in 2019	$—	$71
Current assets of discontinuing operations	$—	$71

Current liabilities of discontinuing operations
Accounts payable and accrued expenses	$764	$1,137
Due to Interpace Biosciences, Inc.	97	92
Current liabilities of discontinuing operations	$861	$1,229

	Three Months Ended March 31,
	2020	2019
Income (loss) from discontinuing operations	$8	$(2,881)

Adjustments to reconcile income (loss) from discontinuing operations to net cash used in operating activities, discontinuing operations
Depreciation	—	256
Amortization	—	6
Provision for bad debts	(18)	—
Accounts payable settlements	(26)	—
Stock-based compensation	—	39
Amortization of operating lease right-of-use assets	—	94
Amortization of discount of debt and debt issuance costs	—	593
Interest added to Convertible Note	—	113
Change in working capital components:
Accounts receivable	89	(151)
Other current assets	—	(272)
Other non-current assets	—	(1)
Accounts payable, accrued expenses and deferred revenue	(347)	(942)
Obligations under operating leases	—	(31)
Deferred rent payable and other	—	(151)
Due to Interpace Biosciences, Inc.	5	—
Net cash used in operating activities, discontinuing operations	$(289)	$(3,328)

Note 4.     Revenue

The Company has remaining performance obligations as of March 31, 2020 and December 31, 2019 of $1.1 million and $1.2 million, respectively. Deferred revenue of $690 thousand from December 31, 2019 was recognized as revenue in the three months ended March 31, 2020. Remaining performance obligations as of March 31, 2020 of approximately $510 thousand are expected to be recognized as revenue in the next twelve months.

During the three months ended March 31, 2020, two customers accounted for approximately 56% of the Company's consolidated revenue from continuing operations. During the three months ended March 31, 2019, three customers accounted for approximately 55% of the Company's consolidated revenue from continuing operations.

During the three months ended March 31, 2020 and 2019, approximately 13% and 33%, respectively, of the Company's continuing operations revenue was earned outside the United States and collected in local currency.

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

The following table summarizes equivalent units outstanding that were excluded from the earnings per share calculation because their effects were anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Common stock purchase warrants	279	402
Stock options	73	76
Convertible Note	—	126
Advance from NDX	—	90
Restricted shares of common stock	—	1
	352	695

Note 6. Leasing Arrangements

Operating Leases

The Company leases its laboratory, research facility and administrative office space under various operating leases. The Company also leases scientific equipment under various finance leases. Following the Business Disposals, the Company has assigned its office leases in North Carolina and New Jersey to Buyer.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, and operating lease liabilities, non-current on its unaudited condensed consolidated balance sheets. Finance leases are included in fixed assets, net of accumulated depreciation and obligations under finance leases.

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

The components of operating and finance lease expense were as follows for the three months ended March 31, 2020 and 2019, respectively, for continuing operations (in thousands):

	Three months ended March 31, 2020	Three months ended March 31, 2019
Finance lease cost:
Amortization of right-of use assets	$21	$10
Interest on lease liabilities	3	1
Operating lease cost	56	44
Short-term lease cost	28	30
Variable lease cost	15	24
	$123	$109

Supplemental cash flow related to leases of the Company's continuing operations was as follows for the three months ended March 31, 2020 and March 31, 2019 (in thousands):

	Three months ended March 31, 2020	Three months ended March 31, 2019
Cash paid amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$56	$44

Other supplemental information related to leases of the Company's continuing operations was as follows at March 31, 2020 and 2019, respectively:

	Three months ended March 31, 2020	Three months ended March 31, 2019
Weighted average remaining lease term (in years)
Operating leases	0.63	1.73
Finance leases	3.13	1.89

Weighted average discount rate
Operating leases	7.99%	7.96%
Finance leases	8.24%	10.28%

At March 31, 2020, future estimated minimum lease payments under non-cancelable operating leases were as follows (in thousands):

	Finance Leases	Operating Leases	Total
2020 (remaining 9 months)	$60	$158	$218
2021	39	20	59
2022	31	11	42
2023	31	2	33
2024	7	—	7
Total minimum lease payments	$168	191	359
Less amount representing interest	21	17	38
Present value of net minimum obligations	147	174	321
Less current obligation under finance and operating leases	66	153	219
Long-term obligation under finance and operating leases	$81	$21	$102

Note 7. Financing

Advance from NDX

On September 18, 2018, the Company entered into the Merger Agreement with NDX. In connection with signing the Merger Agreement, NDX loaned the Company $1.5 million. On October 21, 2019, the Company and NDX entered into a settlement agreement (“NDX Settlement Agreement”). The NDX Settlement Agreement required the Company to pay $100 thousand on the date of execution and $1.0 million upon receipt of proceeds from the Excess Consideration Note. The $1.0 million payment was made in October 2019. As a result of such payment, pursuant to the NDX Settlement Agreement, the balance of the Advance from NDX was reduced to $450 thousand and each party released the other from all claims under the original credit agreement and the Merger Agreement. The remaining amount due is to be paid in nine monthly payments of $50 thousand commencing in November 2019. If the Company fails to make any of the required monthly payments, NDX may convert all, but not less than all, of the amounts then owing into a number of shares of the Company’s common stock at a conversion price of $4.50 per share. The NDX

Settlement Agreement adjusted the interest rate of the obligation to 0%. At March 31, 2020, the principal balance of the Advance from NDX was $200 thousand. Subsequent to March 31, 2020, an additional $150 thousand was paid on the Advance from NDX.

Atlas Sciences Note

In October 2019, the Company entered into a twelve month unsecured promissory note with Atlas Sciences, LLC ("Atlas Sciences") of $1.3 million (the "Atlas Sciences Note"). The Atlas Sciences Note resulted in cash receipts of $1.3 million, reflecting an original issue discount of $88 thousand and expenses payable by the Company of $10 thousand. The Atlas Sciences Note has a 12-month term and bears interest at 10% per annum. Atlas Sciences may redeem any portion of the note, at any time after six months from the issuance date upon three business days' notice, subject to a monthly maximum redemption amount of $300 thousand. The Company may prepay the Atlas Sciences Note at any time without penalty. Upon the occurrence of an event of default, the interest rate will be adjusted to 22% per annum. At March 31, 2020, the Atlas Sciences Note had a principal balance of $1.3 million, which is presented net of discounts and unamortized debt issuance costs of $31 thousand and $3 thousand, respectively. See Note 15 for transactions with Atlas after March 31, 2020.

Note 8. Stock-Based Compensation

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

At March 31, 2020, 24 thousand shares remain available for future awards under the 2011 Plan. On January 2, 2020, the Company granted 20 thousand options to key employees. The options will vest in equal monthly installments over the next twelve months and have an exercise price of $5.53 per share.

A summary of employee and non-employee stock option activity for the three months ended March 31, 2020 for both continuing and discontinuing employees is as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares (in thousands)	Weighted- Average Exercise Price
Outstanding January 1, 2020	64	$113.63	7.48	$24
Granted	20	5.53
Cancelled or expired	(11)	87.11
Outstanding March 31, 2020	73	$88.15	7.93	$—
Exercisable March 31, 2020	43	$140.57	7.01	$—

Aggregate intrinsic value represents the difference between the fair value of the Company's common stock and the exercise price of outstanding, in-the-money options.

As of March 31, 2020, total unrecognized compensation cost related to non-vested stock options granted to employees was approximately $207 thousand for continuing operations, which the Company expect to recognize over the next 1.72 years.

The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (the period of time that the options granted are expected to be outstanding), the volatility of the Company's common stock, a risk-free interest rate, and expected dividends. Forfeitures will be recorded when they occur. No compensation cost is recorded for options that do not vest. Due to significant changes in the Company's business, the Company used the simplified calculation of expected life described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, and volatility is based on the historical volatility of the Company's common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company use an expected dividend yield of zero, as it does not anticipate paying any dividends in the foreseeable future.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted to continuing and discontinuing employees during the periods presented:

	Three Months Ended March 31,
	2020	2019
Volatility	110.43%	90.15%
Risk free interest rate	1.68%	2.54%
Dividend yield	0.00%	0.00%
Term (years)	5.27	6.32
Weighted-average fair value of options granted during the period	$4.45	$10.07

Restricted stock awards have been granted to employees, directors and consultants as compensation for services. At March 31, 2020, there was no unrecognized compensation cost related to non-vested restricted stock granted to employees and directors.

The TSA with Buyer described in Note 1 requires the Company to continue to employ individuals who will transfer to Buyer no later than six months from the closing of the transaction. Stock-based compensation related to these employees is included in discontinuing operations. The following table presents the effects of stock-based compensation related to stock option and restricted stock awards to employees and non-employees on the Company's continuing operations included in its Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) during the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenues	$4	$4
General and administrative	54	115
Total stock-based compensation related to continuing operations	$58	$119

During the three months ended March 31, 2020 and 2019, the Company recognized approximately $0 thousand and $39 thousand, respectively, of stock-based compensation (benefit) related to discontinuing operations.

Note 9. Warrants

The following table summarizes the warrant activity for the three months ended March 31, 2020 (in thousands, except exercise price):

Issued With / For	Exercise Price		Warrants Outstanding January 1, 2020	2020 Warrants Issued	2020 Warrants Expired	Warrants Outstanding March 31, 2020
Non-Derivative Warrants:
Financing	$300.00		8	—	—	8
Financing	450.00		9	—	—	9
2015 Offering	150.00		115	—	—	115
2017 Debt	27.60		15	—	—	15
2019 Offering	7.43		31	—	—	31
2019 Offering	7.59		35	—	—	35
Total non-derivative warrants	115.54	B	213	—	—	213
Derivative Warrants:
2016 Offerings	67.50	A	66	—	—	66
Total derivative warrants	67.50	B	66	—	—	66
Total	$104.18	B	279	—	—	279

A	These warrants are subject to fair value accounting and contain a contingent net cash settlement feature. See Note 10.

B	Weighted-average exercise prices are as of March 31, 2020.

Note 10. Fair Value of Warrants

The following table summarizes the derivative warrant activity subject to fair value accounting for the three months ended March 31, 2020 (in thousands):

Issued with/for	Fair value of warrants outstanding as of December 31, 2019	Change in fair value of warrants	Fair value of warrants outstanding as of March 31, 2020
2016 Offerings	$178	$(127)	$51

The derivative warrants issued as part of the 2016 Offerings are valued using a probability-weighted Binomial model. The following tables summarize the assumptions used in computing the fair value of derivative warrants subject to fair value accounting at March 31, 2020 and December 31, 2019.

2016 Offerings	As of March 31, 2020	As of December 31, 2019
Exercise price	$67.50	$67.50
Expected life (years)	1.83	2.08
Expected volatility	157.00%	150.69%
Risk-free interest rate	0.23%	1.58%
Expected dividend yield	—%	—%

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
The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	March 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Earn-Out from siParadigm	$973	$—	$—	$973
	$973	$—	$—	$973

Liabilities:
Warrant liability	$51	$—	$—	$51
	$51	$—	$—	$51

	December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Earn-Out from siParadigm	$1,103	$—	$—	$1,103
	$1,103	$—	$—	$1,103

Liabilities:
Warrant liability	$178	$—	$—	$178
Notes payable	16	—	—	16
	$194	$—	$—	$194

At December 31, 2019, the Company had a liability payable to VenturEast from a prior acquisition. The liability to VenturEast was settled during the three months ended March 31, 2020 with 3 thousand shares of common stock at a value of $4.20 per common share and following two payments of $50 thousand. The cash payments were recorded in general and administrative expense on the consolidated statement of operations and other comprehensive income (loss). During the three months ended March 31, 2020 and 2019, the Company recognized a gain of approximately $4 thousand and $0 thousand, respectively, due to the change in value of the note.

At March 31, 2020, the warrant liability consists of stock warrants issued as part of the 2016 Offerings that contain contingent net settlement features. In accordance with derivative accounting for warrants, the Company calculated the fair value of warrants and the assumptions used are described in Note 10, “Fair Value of Warrants.” During the three months ended March 31, 2020 and 2019, the Company recognized gains (losses) of approximately $127 thousand and $7 thousand, respectively, on the derivative warrants due to the decrease in its stock price.

At March 31, 2020, the Company had an earn-out receivable from siParadigm that is based on tests performed by siParadigm for the Company's former Clinical Business customers between July 5, 2019 and July 4, 2020, as discussed in Note 1. The value of the earn-out is based on actual tests performed through March 31, 2020 and the Company's estimate of tests to be performed through the remainder of the earn-out period.

Realized and unrealized gains and losses related to the change in fair value of the VenturEast note, warrant liability and other derivatives are included in other income (expense) on the Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss).

The following table summarizes the activity of the note payable to VenturEast and of the Company's derivative warrants and other derivatives, which were measured at fair value using Level 3 inputs (in thousands):

	Assets	Liabilities
	Earn-Out
	from	Note Payable	Warrant
	siParadigm	to VenturEast	Liability
Fair value at January 1, 2020	$1,103	$16	$178
Receipts received during period	(154)	—	—
Change in fair value	24	(4)	(127)
Settlement of liability	—	(12)	—
Fair value at March 31, 2020	$973	$12	$51

Note 12. Joint Venture Agreement

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

The agreement requires aggregate capital contributions by the Company of up to $6.0 million, of which $2.0 million has been paid to date. The timing of the remaining installments is subject to the JV’s achievement of certain operational milestones agreed upon by the board of governors of the JV. In exchange for its membership interest, Mayo’s capital contribution takes the form of cash, staff, services, hardware and software resources, laboratory space and instrumentation, the fair market value of which will be approximately equal to $6.0 million. Mayo’s continued contribution will also be conditioned upon the JV’s achievement of certain milestones.

During the three months ended March 31, 2020 and 2019, there was no activity in the JV. The Company has a net receivable due from the JV of approximately $10 thousand at March 31, 2020, which is included in other assets in the Unaudited Condensed Consolidated Balance Sheets. The JV was dissolved effective February 14, 2020, and the dissolution terms include an estimated final cash distribution from the JV to the Company of approximately $$92 thousand, to be paid as soon as practicable. The Company received the first payment of $36 thousand in April 2020, which is consistent with the dissolution terms.

Note 13. Related Party Transactions

The Company closed two public offerings in January 2019, in which various executives and directors purchased shares at the public offering price. On January 14, 2019, John Pappajohn, who was then a Director, John Roberts, the Company's President and Chief Executive Officer, and Geoffrey Harris, a Director, purchased 33 thousand shares, 3 thousand shares and 3 thousand shares, respectively, at the public offering price of $6.75 per share. On January 31, 2019, John Pappajohn, John Roberts, Edmund Cannon, a Director, and M. Glenn Miles, the Company's Chief Financial Officer, purchased 33 thousand shares, 6 thousand shares, 1 thousand shares and 5 thousand shares, respectively, at the public offering price of $6.90 per share.

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

In addition, on June 1, 2018, September 20, 2018, and September 25, 2018, purported stockholders of the Company filed nearly identical derivative lawsuits on behalf of the Company in the U.S. District Court for the District of New Jersey against the Company (as a nominal defendant) and current and former members of the Company’s Board of Directors and current and former officers of the Company. The three cases are captioned: Bell v. Sharma et al., No. 2:18-cv-10009-CCC-MF, McNeece v. Pappajohn et al., No. 2:18-cv-14093, and Workman v. Pappajohn, et al., No. 2:18-cv-14259 (the “Derivative Litigation”). The complaints allege claims for breach of fiduciary duty, violations of Section 14(a) of the Securities Exchange Act of 1934 (premised upon alleged omissions in the Company’s 2017 proxy statement), and unjust enrichment, and allege that the individual defendants failed to implement and maintain adequate controls, which resulted in ineffective disclosure controls and procedures, and conspired to conceal this alleged failure. The lawsuits seek, among other things, damages and/or restitution to the Company, appropriate equitable relief to remedy the alleged breaches of fiduciary duty, and attorneys’ fees and costs. On November 9, 2018, the Court in the Bell v. Sharma action entered a stipulation filed by the parties staying the Bell action until the Securities Litigation is dismissed, with prejudice, and all appeals have been exhausted; or the defendants’ motion to dismiss in the Securities Litigation is denied in whole or in part; or either of the parties in the Bell action gives 30 days’ notice that they no longer consent to the stay. On December 10, 2018, the parties in the McNeece action filed a stipulation that is substantially identical to the Bell stipulation. On February 1, 2019, the Court in the Workman action granted a stipulation that is substantially identical to the Bell stipulation. On May 15, 2020, the plaintiffs in the Workman action filed a notice of voluntary dismissal to the original action and have formally withdrawn. On May 18, 2020, the plaintiffs in the McNeece action filed a notice of voluntary dismissal to the original action and have formally withdrawn. On June 22, 2020, the plaintiffs in the Bell action voluntarily dismissed their action. Based upon the above dismissal of the securities class action litigation, the Company believes this matter is closed. The Company is expensing legal costs associated with the loss contingency as incurred.

Note 15. Subsequent Events

Between June 3, 2020 and June 9, 2020, the Company issued an aggregate of approximately 153 thousand shares of the Company’s common stock to Atlas Sciences in exchange for the return to the Company of $500 thousand of principal amount from their unsecured promissory note.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the “Company” refer to Cancer Genetics, Inc. and its wholly owned subsidiaries at March 31, 2020: Cancer Genetics Italia, S.r.l., Gentris, LLC, and vivoPharm Pty, Ltd, except as expressly indicated or unless the context otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of the Company's financial condition and its historical results of operations for the periods presented. This MD&A should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the SEC on May 29, 2020. This MD&A may contain forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” below. The share numbers in the following discussion reflect a 1-for-30 reverse stock split that the Company effected October 24, 2019.

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

The Company offers preclinical services such as predictive tumor models, human orthotopic xenografts and syngeneic immuno-oncology relevant tumor models in its Hershey, PA facility, and is a leader in the field of immuno-oncology preclinical services in the United States. This service is supplemented with GLP toxicology and extended bioanalytical services in the Company's Australian-based facilities in Clayton, Victoria, and Gilles Plains, South Australia (effective in February 2020).

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

The Company does not project that cash at March 31, 2020, will be sufficient to fund normal operations for the twelve months from the issuance of these financial statements in the Quarterly Report on Form 10-Q. The Company's ability to continue as a going concern is dependent on reduced losses and improved future cash flows. Alternatively, the Company may be required to raise additional equity or debt capital, or consummate other strategic transactions. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company can provide no assurance that these actions will be successful or that additional sources of financing will be available on favorable terms, if at all. These factors raise substantial doubt about the Company's ability to continue as a going concern for the next twelve months from the issuance of this Quarterly Report on Form 10-Q.

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

Pursuant to the BioPharma Agreement, Buyer purchased from PFG certain assets and assumed certain liabilities of the Company relating to the BioPharma Business, providing as gross consideration $23.5 million, less certain closing adjustments totaling $2.0 million, of which $7.7 million was paid in the form of a promissory note issued by Buyer to the Company (the “Excess Consideration Note”) and the remainder was paid to PFG in cash. PFG utilized the cash proceeds to satisfy the outstanding balances of the Silicon Valley Bank (“SVB”) asset-based revolving line of credit (“ABL”) and the $6.0 million term note to PFG (“PFG Term Note”), and to satisfy certain transaction expenses. The balance of approximately $2.3 million was delivered to the Company along with the Excess Consideration Note. The Excess Consideration Note which required interest-only quarterly payments at a rate of 6% per year, matured in October 2019 and was settled on October 24, 2019 for $6.0 million, including interest of $24 thousand. The Buyer withheld from the settlement of the Excess Consideration Note approximately $775 thousand for a net worth adjustment (assets less liabilities) of the BioPharma business (“Net Worth”), $153 thousand to secure collection of certain older accounts receivable of the Company purchased by Buyer (“AR Holdback”) and an additional $735 thousand as security for indemnification obligations of the Company for any breaches of certain limited warranties and covenants of the Company and other specified items (“Indemnification Holdback”). The Company received the full amounts of the AR Holdback and the Indemnification Holdback in April and May 2020, respectively.

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

The Business Disposals have been classified as discontinuing operations in conformity with GAAP. Accordingly, BioPharma and Clinical operations and balances have been reported as discontinuing operations and removed from all financial disclosures of continuing operations. Unless otherwise indicated, information in Management's Discussion and Analysis relates only to continuing operations.

2019 Offerings

In January 2019, the Company closed two public offerings and issued an aggregate of 952 thousand shares of common stock for approximately $5.4 million, net of expenses and discounts of approximately $1.1 million. The Company also issued 67 thousand warrants to its underwriters in conjunction with these offerings.

Note Payable to Atlas Sciences, LLC

On October 21, 2019, the Company issued an unsecured promissory note to Atlas Sciences, LLC (“Atlas Sciences”), an affiliate of Iliad Research and Trading, L.P. (“Iliad”), for $1.3 million (the “Atlas Sciences Note”). The Company received consideration of $1.3 million, reflecting an original issue discount of $88 thousand and expenses payable by the Company of $10 thousand. The Atlas Sciences Note has a 12-month term and bears interest at 10% per annum. The proceeds from the Atlas Sciences Note were utilized to partially repay the convertible promissory note issued to Iliad on July 17, 2018 (the "Convertible Note"), which was settled in cash for $2.7 million in October 2019.

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

Due to the Business Disposals that occurred in July 2019, revenues from the Company's Biopharma Services and Clinical Services are presented net of expenses in discontinuing operations.

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

Operating Expenses from Continuing Operations

The Company classifies its operating expenses into two categories: general and administrative, and sales and marketing. The Company's operating expenses principally consist of personnel costs, including non-cash stock-based compensation, outside services, laboratory consumables and overhead, development costs, marketing program costs and legal and accounting fees.

General and Administrative Expenses. General and administrative expenses consist principally of personnel-related expenses, professional fees, such as legal, accounting and business consultants, occupancy costs, bad debt and other general expenses.

Sales and Marketing Expenses. The Company's sales and marketing expenses consist principally of personnel and related overhead costs for its business development team and their support personnel, travel and entertainment expenses, and other selling costs including sales collaterals and trade shows. The Company expects its sales and marketing expenses to increase due to additional salaries as it continues to operate and grow its Discovery Services business.

Coronavirus (COVID-19) Pandemic. On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. In addition, the Company is located in New Jersey and was under a shelter-in-place mandate. Many of the Company's customers worldwide were similarly impacted. The global outbreak of COVID-19 continues to rapidly evolve, and the extent to which COVID-19 may impact the Company's business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. As a healthcare provider, the Company is still providing Discovery Services and has yet to experience a slowdown in its project work, however, the future of many projects may be delayed. The Company continues to vigilantly monitor the situation with its primary focus on the health and safety of its employees and clients.

Three Months Ended March 31, 2020 and 2019

The following table sets forth certain information concerning the Company's results of continuing operations for the periods shown:

	Three Months Ended March 31,		Change
(dollars in thousands)	2020	2019	$	%
Revenue	$1,426	$1,822	$(396)	(22)%
Cost of revenues	814	1,002	(188)	(19)%
General and administrative	1,533	1,782	(249)	(14)%
Sales and marketing	341	185	156	84%
Loss from operations	(1,262)	(1,147)	(115)	10%
Interest expense, net	(74)	(613)	539	(88)%
Change in fair value of acquisition note payable	4	—	4	n/a
Change in fair value of other derivatives	—	31	(31)	(100)%
Change in fair value of warrant liability	127	(7)	134	(1,914)%
Change in fair value of siParadigm Earn-Out	24	—	24	n/a
Loss before income taxes	(1,181)	(1,736)	555	(32)%
Income tax expense	6	—	6	n/a
Loss from continuing operations	$(1,187)	$(1,736)	$549	(32)%

Non-GAAP Financial Information

In addition to disclosing financial results in accordance with United States generally accepted accounting principles (“GAAP”), the table below contains non-GAAP financial measures that the Company believe are helpful in understanding and comparing its past financial performance and its future results. The non-GAAP financial measures disclosed by the Company exclude the non- operating changes in the fair value of derivative instruments. These non-GAAP financial measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations from these results should be carefully evaluated. Management believes that these non-GAAP measures provide useful information about the Company’s core operating results and thus are appropriate to enhance the overall understanding of the Company’s past financial performance and its prospects for the future. The non-GAAP financial measures are included in the table below.

Reconciliation from GAAP to Non-GAAP Results (in thousands):

	Three Months Ended March 31,
	2020	2019
Reconciliation of net loss from continuing operations:
Net loss from continuing operations	$(1,187)	$(1,736)
Adjustments:
Interest expense, net	74	613
Depreciation	52	14
Amortization	79	82
Stock-based compensation	58	119
Change in fair value of acquisition note payable	(4)	—
Change in fair value of other derivatives	—	(31)
Change in fair value of warrant liability	(127)	7
Change in fair value of siParadigm Earn-Out	(24)	—
Income tax expense	6	—
Adjusted EBITDA loss from continuing operations	$(1,073)	$(932)

Adjusted EBITDA loss from continuing operations increased 15% to $1.1 million during the three months ended March 31, 2020, from an adjusted EBITDA loss from continuing operations of $932 thousand during the three months ended March 31, 2019.

Revenue from Continuing Operations

Revenue from continuing operations decreased 22%, or $396 thousand, to $1.4 million for the three months ended March 31, 2020, from $1.8 million for the three months ended March 31, 2019, principally due to Tissue of Origin® tests of approximately $300 thousand in 2019. Additional revenues from the Tissue of Origin® tests are not expected to occur until the second half of 2020.

Cost of Revenues from Continuing Operations

Cost of revenues from continuing operations decreased 19%, or $188 thousand, to $814 thousand for the three months ended March 31, 2020 from $1.0 million for the three months ended March 31, 2019, principally due to a reduction in outsourcing costs of $182 thousand. As a result of the changes in revenues and cost of revenues, gross margin decreased to 43% during the three months ended March 31, 2020 from 45% during the three months ended March 31, 2019.

Operating Expenses from Continuing Operations

General and administrative expenses from continuing operations decreased 14%, or $249 thousand, to $1.5 million for the three months ended March 31, 2020, from $1.8 million for the three months ended March 31, 2019, as the result of on-going overall expense reduction initiatives.

Sales and marketing expenses from continuing operations increased 84%, or $156 thousand, to $341 thousand for the three months ended March 31, 2020, from $185 thousand for the three months ended March 31, 2019, principally due to increased headcount.

Interest Expense, Net

Net interest expense from continuing operations decreased by $539 thousand during the three months ended March 31, 2020 due to the payoff of various debt agreements that were previously in place during the three months ended March 31, 2019. From the end of the same quarter in 2019, the Advance from NDX has declined from $1.5 million to $200 thousand at March 31, 2020, resulting in a reduction of $1.0 million of interest expense. The Convertible Note with Iliad of approximately $2.8 million at March 31, 2019 has been replaced by a note payable to Atlas with a balance at March 31, 2020 of $1.3 million, resulting in a reduction of $285 thousand of interest expense. The Company allocated $786 thousand of this interest expense to discontinuing operations during the three months ended March 31, 2019.

Change in Fair Value of Other Derivatives

There were no other derivatives in 2020. During three months ended March 31, 2019, the Company recognized a gain of $31 thousand from the change in fair value of other derivatives.

Change in Fair Value of Warrant Liability

Changes in fair value of some of the Company's common stock warrants may impact its quarterly results.  Accounting rules require the Company to record certain of its warrants as a liability, measure the fair value of these warrants each quarter and record changes in that value in earnings. As a result of changes in the Company's stock price, it recognized non-cash income of $127 thousand and expense of $7 thousand during the three months ended March 31, 2020 and 2019, respectively. The Company may be exposed to non-cash charges, or the Company may record non-cash income, as a result of this warrant exposure in future periods.

Change in Fair Value of siParadigm Earn-Out

During the three months ended March 31, 2020, the Company recognized a $24 thousand increase in the fair value of the siParadigm Earn-Out.

Liquidity and Capital Resources

Sources of Liquidity

The Company's primary sources of liquidity have been cash collections from customers, funds generated from debt and equity financings, and cash received from the Business Disposals. The Company expects to continue generating additional cash from its customers in the future and from its Business Disposals for a limited time until the Earn-Out is paid as discussed below.

In July 2019, the Company completed two business disposals, resulting in an aggregate of $9.0 million of net cash proceeds at the time of closing; however, $1.0 million of the funds received is an advance from siParadigm that is being deducted from the Earn-Out amounts due during the period. At March 31, 2020. the estimated future Earn-Out payments from siParadigm, net of the remaining balance of the advance, were $281 thousand, which are expected to be collected in variable monthly payments through July 2021; the monthly payment amount is based on the number of tests performed by siParadigm for the Company's former Clinical Services' customers. At March 31, 2020, the Company also held a note receivable from IDXG (the Excess Consideration Note) for $888 thousand. The balance represents the AR Holdback of $153 thousand and the Indemnification Holdback of $735 thousand, which were due to the Company on January 15, 2020 and were received in full in April and May 2020, respectively.

The primary uses of the Company's liquidity have been cash used to fund the Company's operations, as detailed in the cash flows section below, as well as cash used to repay the Company's lenders. During 2020, the Company significantly reduced the amount of its Advance from NDX. The Company is required to remit monthly installments of $50 thousand to NDX until the Advance from NDX is repaid. At March 31, 2020, the Company owed NDX $200 thousand, and subsequent to quarter-end, an additional $150 thousand was repaid on the Advance from NDX. The note payable to Atlas Sciences of $1.3 million matures in October 2020; furthermore, Atlas Sciences is entitled to demand monthly redemptions of up to $300 thousand beginning in April 2020. In June 2020, the Company reduced the note payable to Atlas Sciences by $500 thousand through the exchange of shares of common stock.

The Company does not project that cash at March 31, 2020 will be sufficient to fund normal operations for the twelve months from the issuance of these financial statements in the Quarterly Report on Form 10-Q. The Company's ability to continue as a going concern is dependent on reduced losses and improved future cash flows. Alternatively, the Company may be required to raise additional equity or debt capital, or consummate other strategic transactions. These factors raise substantial doubt about the Company's ability to continue as a going concern for the next twelve months from the issuance of these financial statements in the Quarterly Report on Form 10-Q. The Company can provide no assurance that these actions will be successful or that additional sources of financing will be available on favorable terms, if at all.

Cash Flows from Continuing Operations

The Company's net cash flow from operating, investing and financing activities from continuing operations for the periods below were as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash provided by (used in) continuing operations:
Operating activities	$125	$(1,136)
Investing activities	—	(19)
Financing activities	(163)	5,402
Effect of foreign currency exchange rates on cash and cash equivalents and restricted cash	12	(79)
Net increase (decrease) in cash and cash equivalents and restricted cash from continuing operations	$(26)	$4,168

The Company had cash and cash equivalents and restricted cash of $3.9 million at March 31, 2020, and $4.2 million at December 31, 2019. Restricted cash of $350 thousand was released from restriction in May 2020.

The $26 thousand decrease in cash and cash equivalents and restricted cash from continuing operations for the three months ended March 31, 2020, principally resulted from cash flows from operations of $125 thousand and the effect of foreign currency exchange rates of $12 thousand, offset by payments of debt of $163 thousand.

The $4.2 million increase in cash and cash equivalents and restricted cash for the three months ended March 31, 2019, principally resulted from net proceeds from the 2019 Offerings of $5.4 million, offset in part by net cash used in continuing operations of $1.1 million.

At March 31, 2020, the Company had total debt of $1.5 million, excluding finance lease obligations.

Cash Used in Operating Activities from Continuing Operations

Net cash provided by continuing operating activities was $125 thousand for the three months ended March 31, 2020, consisting of a net loss from continuing operations of $1.2 million, positive non-cash adjustments of $80 thousand and additional cash provided by working capital items of $1.2 million. Changes in cash flows from working capital items were primarily driven by an increase in amounts due to Interpace of $1.2 million, a net decrease in other current assets of $110 thousand, and a net decrease in accounts payable, accrued expenses and deferred revenue of $130 thousand. The cash provided by these activities was partially offset by a net increase of accounts receivable of $183 thousand. The increase in the amount due to Interpace was due to collections from Interpace's customers received under the TSA. This net amount was subsequently remitted under the TSA arrangement.

For the three months ended March 31, 2019, the Company used $1.1 million of cash in continuing operating activities. Cash used was made up of a net loss from continuing operations of $1.7 million, positive non-cash adjustments of $796 thousand, and uses of cash relating to working capital items of $196 thousand. Changes in cash flows from working capital items was primarily driven by a net increase in accounts receivable of $103 thousand, a net decrease in accounts payable, accrued expenses and deferred revenue of $109 thousand, and a net decrease in obligations under operating leases of $60 thousand. These uses of cash were partially offset by a decrease in other current assets of $77 thousand.

Cash Used in Investing Activities from Continuing Operations

Net cash provided by continuing investing activities was $0 thousand for the three months ended March 31, 2020.

Net cash used in continuing investing activities was $19 thousand for the three months ended March 31, 2019, relating to the purchase of fixed assets.

Cash Provided by Financing Activities from Continuing Operations

Net cash used in continuing financing activities was $163 thousand for the three months ended March 31, 2020 and relates principally to payments on the Advance from NDX of $150 thousand.

Net cash provided by continuing financing activities was $5.4 million for the three months ended March 31, 2019 and resulted principally from proceeds of the 2019 Offerings of $5.4 million.

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

The Company owes $1.3 million to Atlas Sciences under an unsecured note due in October 2020. The Company also owes an aggregate of $200 thousand to NDX as of March 31, 2020 pursuant to the NDX Settlement Agreement, which is payable in monthly installments of $50 thousand. The Company has no material capital commitments outside of its existing debt arrangements.

Even after the Business Disposals, the Company does not project that cash at March 31, 2020 will be sufficient to fund normal operations for the twelve months from the issuance of these financial statements in the Quarterly Report on Form 10-Q. The Company's ability to continue as a going concern is dependent on reduced losses and improved future cash flows. Alternatively, the Company may be required to raise additional equity or debt capital, or consummate other strategic transactions. These factors raise substantial doubt about the Company's ability to continue as a going concern for the next twelve months from the issuance of these financial statements in the Quarterly Report on Form 10-Q. The Company can provide no assurance that these actions will be successful or that additional sources of financing will be available on favorable terms, if at all. The Company made this assessment in light of the expected impact of COVID 19.

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

•
other risks and uncertainties discussed in the Company's annual report on Form 10-K for the year ended December 31, 2019, as updated in this Form 10-Q and other reports, as applicable, the Company file with the Securities and Exchange Commission.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2020 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets.  The ability of the Company to meet its obligations, and to continue as a going concern is dependent upon the availability of future funding and the continued growth in revenues.  The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Critical Accounting Policies and Significant Judgment and Estimates

The Company's management’s discussion and analysis of financial condition and results of operations is based on its unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluate its estimates based on historical experience and make various assumptions, which management believes to be reasonable under the circumstances, which form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The notes to the Company's audited consolidated financial statements in its annual report on Form 10-K for the year ended December 31, 2019 contain a summary of the Company's significant accounting policies. Management considers the following accounting policies critical to the understanding of the results of the Company's operations:

•	Revenue recognition;

•	Accounts receivable and bad debts;

•	Warrant liabilities and other derivatives;

•	Stock-based compensation;

•	Income taxes; and

•	Impairment of intangibles and long-lived assets.

Cautionary Note Regarding Forward-Looking Statements

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” or the negative of those terms, and similar expressions and comparable terminology intended to identify forward-looking statements. These statements reflect the Company current views with respect to future events. There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by the Company. These factors include, but are not limited to:

•

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

•
other risks and uncertainties discussed in the Company's annual report on Form 10-K for the year ended December 31, 2019, as updated in this Form 10-Q and other reports, as applicable, the Company file with the Securities and Exchange Commission.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent the Company's estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and, except as required by law, the Company undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q and the documents referenced herein and filed as exhibits completely and with the understanding that the Company's actual future results may be materially different from what the Company expects.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended, as of March 31, 2020, the end of the period covered by this report on Form 10-Q. Based on this evaluation, the Company's President and Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer) have concluded that its disclosure controls and procedures were not effective at the reasonable assurance level at March 31, 2020 because of the material weakness in the Company’s internal control over financial reporting that existed at December 31, 2019 that has not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q.

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Changes in Internal Control over Financial Reporting

Other than changes related to the remediation activities discussed below, there were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

Subsequent to the evaluation made in connection with filing the Company's annual report on Form 10-K for the year ended December 31, 2019, management has begun the process of remediation of the material weaknesses included in the Form 10-K, including further improvements in processes and analyses that support the recording of foreign currency exchanges and the fair value of investments. In 2020, management plans to include additional journal entry review procedures to enhance its remediation efforts. Management is committed to remediating the material weaknesses by changing its internal control over financial reporting.

The Company believes these actions will be sufficient to remediate the identified material weakness and to enhance its internal control over financial reporting. However, the new enhanced controls have not operated long enough to conclude at the time of this filling that the material weaknesses were remediated. The Company expects these deficiencies to be corrected by the end of 2020.

PART II — OTHER INFORMATION
Item 1.        Legal Proceedings

On June 1, 2018, September 20, 2018, and September 25, 2018, purported stockholders of the Company filed nearly identical derivative lawsuits on behalf of the Company in the U.S. District Court for the District of New Jersey against the Company (as a nominal defendant) and current and former members of the Company’s Board of Directors and current and former officers of the Company. The three cases are captioned: Bell v. Sharma et al., No. 2:18-cv-10009-CCC-MF, McNeece v. Pappajohn et al., No. 2:18-cv-14093, and Workman v. Pappajohn, et al., No. 2:18-cv-14259 (the “Derivative Litigation”). The complaints allege claims for breach of fiduciary duty, violations of Section 14(a) of the Securities Exchange Act of 1934 (premised upon alleged omissions in the Company’s 2017 proxy statement), and unjust enrichment, and allege that the individual defendants failed to implement and maintain adequate controls, which resulted in ineffective disclosure controls and procedures, and conspired to conceal this alleged failure. The lawsuits seek, among other things, damages and/or restitution to the Company, appropriate equitable relief to remedy the alleged breaches of fiduciary duty, and attorneys’ fees and costs. The Court entered stipulations filed by the parties staying the actions until the Securities Litigation (as defined in Note 14 to the Company's unaudited condensed consolidated financial statements above) is dismissed, with prejudice, and all appeals have been exhausted; or the defendants’ motion to dismiss in the Securities Litigation is denied in whole or in part; or the parties give 30 days’ notice that they no longer consent to the stay. On February 25, 2020, the Court dismissed the Securities Litigation with prejudice upon the Company's motion to dismiss due to failure to state a claim. Accordingly, on May 15, 2020, the plaintiffs in the Workman action filed a notice of voluntary dismissal to the original action and have formally withdrawn. On May 18, 2020, the plaintiffs in the McNeece action filed a notice of voluntary dismissal to the original action and have formally withdrawn. On June 22, 2020, the plaintiffs in the Bell action voluntarily dismissed their action. Based upon the above dismissal of the securities class action litigation, the Company believes this matter is closed. The Company is expensing legal costs associated with the loss contingency as incurred.

Item 1A.    Risk Factors

There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of the Company's annual report on Form 10-K for the year ended December 31, 2019, except as noted below:

Our business is subject to risks arising from epidemic diseases, such as the recent global outbreak of the COVID-19 coronavirus.
The recent outbreak of the novel coronavirus, COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that the Company or its employees, contractors, suppliers, courier delivery services and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on the Company’s business, the COVID-19 pandemic and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on the Company’s business and financial condition, including impairing the ability to raise capital when needed.
The continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain of material needed for the Company’s Discovery Services and could delay future projects from commencing due to COVID-19 related impacts on the demand for Company services and therefore have a material adverse effect on the Company’s business, financial condition and results of operations.
In addition, the Company’s corporate and accounting functions are located in New Jersey and are currently subject to a shelter-in-place mandate. The Company’s U.S. based preclinical laboratory is located in Pennsylvania and is subject to a stay-at-home order, and many of the Company’s customers worldwide are similarly impacted. As a healthcare provider, the Company is allowed to remain open in compliance with the shelter-in-place and stay-at-home mandates and continue to provide critical services in the development of new therapies and the fight against cancer. The Company is still providing Discovery Services, and has yet to experience a slowdown in project work as a result of the COVID-19 pandemic; however, the future of many projects may be delayed. The global outbreak of COVID-19 continues to rapidly evolve, and the extent to which COVID-19 may impact business, results of operations and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
Also, it may hamper our efforts to provide our investors with timely information and comply with our filing obligations with the Securities and Exchange Commission.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds from Sales of Registered Securities

On February 4, 2020, the Company issued an aggregate of 3 thousand shares (the “Exchange Shares”) of common stock to VenturEast to settle a $12 thousand liability.

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

Cancer Genetics, Inc.
(Registrant)

Date: June 24, 2020	/s/ John A. Roberts
John A. Roberts
President and Chief Executive Officer (Principal Executive Officer)

Date: June 24, 2020	/s/ M. Glenn Miles
M. Glenn Miles
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended *

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet at March 31, 2020 (unaudited) and December 31, 2019, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the three month periods ended March 31, 2020 and 2019 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three month periods ended March 31, 2020 and 2019 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2020 and 2019 (unaudited) and (v) Condensed Notes to Consolidated Financial Statements (unaudited)

*	Filed herewith.
**	Furnished herewith.