Form 10-Q/A
period 2020-03-31
CANCER GENETICS, INC
filed 2020-07-06
CIK 1349929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Amendment No. 1

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 19, 2020, there were 2,260,883 shares of common stock, par value $0.0001 of Cancer Genetics, Inc. outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of Cancer Genetics, Inc. (the “Company”) for the fiscal quarter ended March 31, 2020 that was filed with the Securities and Exchange Commission (the “SEC”) on June 24, 2020 (the “Form 10-Q”) is to add this Explanatory Note disclosing that, as previously disclosed in the Company’s Current Report on Form 8-K as filed with the SEC on May 14, 2020 (the “Form 8-K”) and in accordance with the SEC’s order under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (Release No. 34-88318), as superseded by a subsequent order (Release No. 34-88465) issued on March 25, 2020 (collectively, the “Order”), the Company relied on the relief provided by the Order to delay filing its Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2020.

The Company experienced significant disruptions due to the COVID-19 pandemic and related mandated social distancing and shelter-in-place orders, resulting in the delay of the filing of the Form 10-Q. In particular, COVID-19 has caused severe disruptions in critical personnel’s transportation and limited access to the Company’s facilities in Rutherford, New Jersey (just outside of Manhattan) negatively impacting the ability of its staff and professional advisors to perform their various functions. This has, in turn, delayed the Company’s ability to prepare the Form 10-Q.

No other changes have been made to the Form 10-Q, except that Part II, Item 6, is also being amended to refer to the updated Exhibit Index that is included herein for the purpose of including abbreviated officer certifications that are being filed herewith.

Item 6. Exhibits

Exhibit No.	Description

31.3	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended

31.4	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cancer Genetics, Inc.
(Registrant)

Date: July 6, 2020	/s/ John A. Roberts
John A. Roberts
President and Chief Executive Officer (Principal Executive Officer)

Date: July 6, 2020	/s/ M. Glenn Miles
M. Glenn Miles
Chief Financial Officer (Principal Financial and Accounting Officer)