Form 10-Q
period 2020-06-30
CANCER GENETICS, INC
filed 2020-08-13
CIK 1349929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 9, 2020, there were 2,307,612 shares of common stock, par value $0.0001 of Cancer Genetics, Inc. outstanding.

CANCER GENETICS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
Cancer Genetics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except par value)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,864	$3,880
Restricted cash	—	350
Accounts receivable	611	696
Earn-Out from siParadigm, current portion	740	747
Excess Consideration Note	—	888
Other current assets	407	546
Current assets of discontinuing operations	—	71
Total current assets	4,622	7,178
FIXED ASSETS, net of accumulated depreciation	524	558
OTHER ASSETS
Operating lease right-of-use assets, net of accumulated amortization	123	94
Earn-Out from siParadigm, less current portion	48	356
Patents and other intangible assets, net of accumulated amortization	2,681	2,895
Investment in joint venture	56	92
Goodwill	3,090	3,090
Other	644	641
Total other assets	6,642	7,168
Total Assets	$11,788	$14,904
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,674	$2,072
Obligations under operating leases, current portion	93	193
Obligations under finance leases, current portion	70	68
Deferred revenue	979	1,217
Note payable, net	840	1,277
Advance from NovellusDx, Ltd., net	50	350
Advance from siParadigm, current portion	536	566
Due to Interpace Biosciences, Inc.	628	—
Current liabilities of discontinuing operations	611	1,229
Total current liabilities	6,481	6,972
Obligations under operating leases, less current portion	11	10
Obligation under finance leases, less current portion	97	107
Advance from siParadigm, less current portion	72	252
Warrant liability	26	178
Total Liabilities	6,687	7,519
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 9,764 shares, $0.0001 par value, none issued	—	—
Common stock, authorized 100,000 shares, $0.0001 par value, 2,260 and 2,104 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	172,431	171,783

Accumulated other comprehensive income (loss)	(27)	26
Accumulated deficit	(167,303)	(164,424)
Total Stockholders’ Equity	5,101	7,385
Total Liabilities and Stockholders’ Equity	$11,788	$14,904

See Notes to Unaudited Condensed Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$1,446	$1,525	$2,872	$3,347
Cost of revenues	640	734	1,454	1,736
Gross profit	806	791	1,418	1,611
Operating expenses:
General and administrative	2,232	1,184	3,765	2,966
Sales and marketing	284	317	625	502
Total operating expenses	2,516	1,501	4,390	3,468
Loss from operations	(1,710)	(710)	(2,972)	(1,857)
Other income (expense):
Interest expense	(97)	(514)	(175)	(1,129)
Interest income	—	—	4	2
Change in fair value of acquisition note payable	—	7	4	7
Change in fair value of other derivatives	—	55	—	86
Change in fair value of warrant liability	25	206	152	199
Change in fair value of siParadigm Earn-Out	(89)	—	(65)	—
Other income (expense)	105	(11)	105	(11)
Total other income (expense)	(56)	(257)	25	(846)
Loss from continuing operations before income taxes	(1,766)	(967)	(2,947)	(2,703)
Income tax expense (benefit)	—	(512)	6	(512)
Loss from continuing operations	(1,766)	(455)	(2,953)	(2,191)
Income (loss) from discontinuing operations	66	(3,318)	74	(6,199)
Net loss	(1,700)	(3,773)	(2,879)	(8,390)
Foreign currency translation gain (loss)	(157)	35	(53)	(41)
Comprehensive loss	$(1,857)	$(3,738)	$(2,932)	$(8,431)

Basic and diluted net loss per share from continuing operations	$(0.82)	$(0.24)	$(1.39)	$(1.24)
Basic and diluted net income (loss) per share from discontinuing operations	0.03	(1.74)	0.04	(3.51)
Basic and diluted net loss per share	$(0.79)	$(1.98)	$(1.35)	$(4.75)

Basic and diluted weighted-average shares outstanding	2,146	1,905	2,126	1,768
See Notes to Unaudited Condensed Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

	Three and Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2020	2,104	$—	$171,783	$26	$(164,424)	$7,385
Stock based compensation—employees	—	—	58	—	—	58
Issuance of common stock—VenturEast settlement	3	—	12	—	—	12
Unrealized gain on foreign currency translation	—	—	—	104	—	104
Net loss	—	—	—	—	(1,179)	(1,179)
Balance, March 31, 2020	2,107	—	171,853	130	(165,603)	6,380
Stock based compensation—employees	—	—	47	—	—	47
Fair value of common stock exchanged to settle Note Payable	153	—	531	—	—	531
Unrealized loss on foreign currency translation	—	—	—	(157)	—	(157)
Net loss	—	—	—	—	(1,700)	(1,700)
Balance, June 30, 2020	2,260	$—	$172,431	$(27)	$(167,303)	$5,101

	Three and Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2019	924	$—	$164,458	$60	$(157,716)	$6,802
Stock based compensation—employees	—	—	158	—	—	158
Issuance of common stock - 2019 Offerings, net	952	—	5,412	—	—	5,412
Unrealized loss on foreign currency translation	—	—	—	(76)	—	(76)
Net loss	—	—	—	—	(4,617)	(4,617)
Balance, March 31, 2019	1,876	—	170,028	(16)	(162,333)	7,679
Stock based compensation—employees	—	—	102	—	—	102
Issuance of common stock - Iliad conversions	51	—	350	—	—	350
Increase in fair value of embedded conversion option	—	—	547	—	—	547
Unrealized gain on foreign currency translation	—	—	—	35	—	35
Net loss	—	—	—	—	(3,773)	(3,773)
Balance, June 30, 2019	1,927	$—	$171,027	$19	$(166,106)	$4,940
See Notes to Unaudited Condensed Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,879)	$(8,390)
Loss (income) from discontinuing operations	(74)	6,199
Net loss from continuing operations	(2,953)	(2,191)

Adjustments to reconcile net loss to net cash used in operating activities, continuing operations:
Depreciation	90	36
Amortization	214	223
Stock-based compensation	113	186
Change in fair value of warrant liability, acquisition note payable and other derivatives	(156)	(292)
Amortization of operating lease right-of-use assets	76	85
Change in fair value of siParadigm Earn-Out	65	—
Amortization of discount on debt and debt issuance costs	63	470
Loss on extinguishment of debt	31	256
Interest added to Convertible Note	—	268
Changes in:
Accounts receivable	82	86
Other current assets	136	3
Other non-current assets	(5)	55
Accounts payable, accrued expenses and deferred revenue	321	889
Due to Interpace Biosciences, Inc.	628	—
Obligations under operating leases	(125)	(107)
Net cash used in operating activities, continuing operations	(1,420)	(33)
Net cash used in operating activities, discontinuing operations	(481)	(4,827)
Net cash used in operating activities	(1,901)	(4,860)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(39)	(21)
Distribution from Joint Venture	36	—
Receipts from Excess Consideration Note	888	—
Net cash provided by (used in) investing activities, continuing operations	885	(21)
Net cash provided by (used in) investing activities, discontinuing operations	40	(34)
Net cash provided by (used in) investing activities	925	(55)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on obligations under finance leases	(23)	(25)
Proceeds from offerings of common stock, net of certain offering costs	—	5,412
Payments on Advance from NovellusDx, Ltd.	(300)	—
Net cash provided by (used in) financing activities, continuing operations	(323)	5,387
Net cash provided by financing activities, discontinuing operations	—	75
Net cash provided by (used in) financing activities	(323)	5,462
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	(67)	(41)

Net increase (decrease) in cash and cash equivalents and restricted cash	(1,366)	506
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Beginning	4,230	511
Ending	$2,864	$1,017

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED
CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$2,864	$667
Restricted cash	—	350
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$2,864	$1,017

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$7	$694
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in VentureEast settlement	$12	$—
Fair value of common stock exchanged to settle Note Payable	531	—
Right of use assets obtained through operating leases	27	—
Fixed assets obtained through finance leases	17	145
Conversion of debt and accrued interest into common stock	—	350

See Notes to Unaudited Condensed Consolidated Financial Statements.

Notes to Unaudited Condensed Consolidated Financial Statements (dollars, shares, options and warrants in thousands, except per share amounts)

Note 1.  Organization, Description of Business, Basis of Presentation, Reclassifications, Reverse Stock Split, Business Disposals, and Advance from NovellusDx, Ltd.

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

Reclassifications

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

The Company and Buyer also entered into a transition services agreement (the “TSA”) pursuant to which the Company and Buyer are providing certain services to each other to accommodate the transition of the BioPharma Business to Buyer. In particular, the Company agreed to provide to Buyer, among other things, certain personnel services, payroll processing, administration services and benefit administration services (collectively, the “Payroll and Benefits Services”), for a reasonable period commencing July 15, 2019, subject to the terms and conditions of the TSA, in exchange for payment or reimbursement, as applicable, by Buyer for the costs related thereto, including salaries and benefits for certain of the Company’s BioPharma employees during the transition period. The Buyer paid for certain costs of the Company under the TSA with respect to a limited number of employees and professionals. Such shared services amounted to $97 thousand and $199 thousand for the quarter and the six months ended June 30, 2020, respectively. In addition, the Buyer is reimbursing the Company, in part, for the salaries and benefits of John A. Roberts, the Company’s Chief Executive Officer, and Glenn Miles, the Company’s Chief Financial Officer. The reimbursed portion of such salaries and benefits amounted to $48 thousand and $150 thousand for the quarter and six months ended June 30, 2020, respectively. Including the amounts due under the TSA described above, the net amount due to the Buyer is approximately $628 thousand at June 30, 2020. The TSA will continue until a mutually-agreed upon end date.

In connection with the closing of the BioPharma Disposal, the SVB ABL and the PFG Term Note were terminated, and all related liens were released.

siParadigm, Inc.

On July 5, 2019, the Company entered into an asset purchase agreement (the “Clinical Agreement”) by and among the Company and siParadigm, LLC (“siParadigm”), pursuant to which the Company sold to siParadigm, certain assets associated with the Company’s clinical laboratory business (the “Clinical Business,” and such assets, the “Designated Assets”), and agreed to cease operating its Clinical Business. The Designated Assets include intellectual property, equipment and customer lists associated with the Clinical Business. The cash consideration paid by siParadigm at closing was approximately $747 thousand, which includes approximately $45 thousand for certain equipment plus a $1.0 million advance payment of the Earn-Out (as defined below), less approximately $177 thousand of supplier invoices paid directly by siParadigm, an adjustment of $11 thousand and transaction costs of approximately $110 thousand. The Clinical Business sale (together with the BioPharma Disposal, the “Business Disposals”) was completed on July 8, 2019.

The Earn-Out, to be paid over the 24 months post-closing, is based on fees for all tests performed by siParadigm for the Company’s clinical customers during the 12-month period following the closing (the “Earn-Out”). At June 30, 2020, the fair value of the current and long-term portion of the Earn-Out from siParadigm was approximately $740 thousand and $48 thousand, respectively. In addition, the current and long-term portion of the Advance from siParadigm was approximately $536 thousand and $72 thousand, respectively.

Under the Clinical Agreement, the Company agreed to certain non-competition and non-solicitation provisions, including that it cease performing certain clinical tests and will not solicit or seek business from certain of its customers (other than for the Company’s other lines of business) for a period of three years following the closing date (through July 2022).

The Business Disposals have been classified as discontinuing operations in conformity with GAAP. Accordingly, BioPharma and Clinical operations and balances have been reported as discontinuing operations and removed from all financial disclosures of continuing operations. As permitted by Accounting Standards Codification (“ASC”) 205-20, the Company elected to allocate approximately $657 thousand and $1.4 million of interest expense on the convertible promissory note (“Convertible Note”) to Iliad Research and Trading, L.P. (“Iliad”) and Advance from NovellusDx, Ltd. (“NDX”) that was not required to be repaid to discontinuing operations during the three and six months ended June 30, 2019, respectively. Unless otherwise indicated, information in these notes to unaudited condensed consolidated financial statements relates to continuing operations.

Note 2. Going Concern

At June 30, 2020, the Company's history of losses required management to assess its ability to continue operating as a going concern, according to ASC 2015-40, Going Concern. Even after the disposal of the Company's BioPharma Business and Clinical Business discussed in Note 1, the Company does not project that cash at June 30, 2020 will be sufficient to fund normal operations for the twelve months from the issuance of these financial statements in the Quarterly Report on Form 10-Q. The Company's ability to continue as a going concern is dependent on reduced losses and improved future cash flows. Alternatively, the Company may be required to raise additional equity or debt capital, or consummate other strategic transactions. The Company is continuing to evaluate strategic options, with the assistance of an investment bank, which could include the sale of assets, a merger, reverse merger or strategic transaction. These factors raise substantial doubt about the Company's ability to continue as a going concern for the twelve months from the issuance of these financial statements in the Quarterly Report on Form 10-Q. The Company can provide no assurance that these actions will be successful or that additional sources of financing will be available on favorable terms, if at all.

The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. In addition, the Company is located in New Jersey and was under a shelter-in-place mandate. Many of the Company's customers worldwide were similarly impacted. The global outbreak of the COVID-19 continues to rapidly evolve, and the extent to which the COVID-19 may impact the Company's business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. As a healthcare provider, the Company is still providing Discovery Services and has yet to experience a significant slowdown in its project work; however, the future of many projects may be delayed. The Company continues to vigilantly monitor the situation with its primary focus on the health and safety of its employees and clients.

In response to COVID-19, the Australian government has provided the Company various grants totaling $105 thousand. The Job Keeper Allowance was provided to supplement employee wages and totaled $55 thousand. An additional $43 thousand relates to cash boost payments received as a reimbursement of payroll taxes. The final $7 thousand relates to small business grants. These grants are recorded as other income.

Note 3. Discontinuing Operations

As described in Note 1, the Company sold its BioPharma Business and Clinical Business in July 2019. In conjunction with the BioPharma Disposal, the Company repaid its debt to SVB and PFG. The Company elected to allocate approximately $657 thousand and $1.4 million of interest expense from the Convertible Note and Advance from NDX to discontinuing operations during the three and six months ended June 30, 2019. Revenue and other significant accounting policies associated with the discontinuing operations have not changed since the most recently filed audited financial statements as of and for the year ended December 31, 2019.

Summarized results of the Company's unaudited condensed consolidated discontinuing operations are as follows for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$—	$4,621	$—	$9,638
Cost of revenues	—	3,465	—	7,100
Gross profit	—	1,156	—	2,538
Operating expenses:
Research and development	—	436	—	890
General and administrative	(31)	1,983	(31)	3,510
Sales and marketing	—	590	—	1,513
Transaction costs	—	402	—	651
Total operating expenses	(31)	3,411	(31)	6,564
Income (loss) from discontinuing operations	31	(2,255)	31	(4,026)
Other income (expense):
Interest expense	—	(1,063)	—	(2,173)
Other	35	—	43	—
Total other income (expense)	35	(1,063)	43	(2,173)
Net income (loss) from discontinuing operations	$66	$(3,318)	$74	$(6,199)

Unaudited condensed consolidated carrying amounts of major classes of assets and liabilities from discontinuing operations were as follows as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Current assets of discontinuing operations:
Accounts receivable, net of allowance for doubtful accounts of $4,518 in 2020; $4,536 in 2019	$—	$71
Current assets of discontinuing operations	$—	$71

Current liabilities of discontinuing operations
Accounts payable and accrued expenses	$611	$1,137
Due to Interpace Biosciences, Inc.	—	92
Current liabilities of discontinuing operations	$611	$1,229

Cash flows used in operating activities of discontinuing operations consisted of the following for the six-months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Income (loss) from discontinuing operations	$74	$(6,199)

Adjustments to reconcile income (loss) from discontinuing operations to net cash used in operating activities, discontinuing operations
Depreciation	—	496
Amortization	—	11
Provision for bad debts	(42)	25
Accounts payable settlements	(43)	—
Stock-based compensation	(8)	74
Amortization of operating lease right-of-use assets	—	345
Amortization of discount of debt and debt issuance costs	—	602
Loss on extinguishment of debt	—	328
Interest added to Convertible Note	—	343
Change in working capital components:
Accounts receivable	113	86
Other current assets	—	166
Other non-current assets	—	(55)
Accounts payable, accrued expenses and deferred revenue	(483)	(680)
Obligations under operating leases	—	(369)
Due to Interpace Biosciences, Inc.	(92)	—
Net cash used in operating activities, discontinuing operations	$(481)	$(4,827)

Note 4.  Revenue

The Company has remaining performance obligations as of June 30, 2020 and December 31, 2019 of $979 thousand and $1.2 million, respectively. Deferred revenue of $954 thousand from December 31, 2019 was recognized as revenue in the six months ended June 30, 2020. Of the remaining performance obligations as of June 30, 2020, approximately $427 thousand are expected to be recognized as revenue in the next twelve months.

During the three and six months ended June 30, 2020, three customers accounted for approximately 64% and 60%, respectively, of the Company's consolidated revenue from continuing operations. During the three and six months ended June 30, 2019, three customers accounted for approximately 82% and 76%, respectively, of the Company's consolidated revenue from continuing operations.

During the three and six months ended June 30, 2020, approximately 32% and 23%, respectively, of the Company's continuing operations revenue was earned outside the United States and collected in local currency. During the three and six months ended June 30, 2019, those amounts were approximately 12% and 27%.

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

The following table summarizes equivalent units outstanding that were excluded from the earnings per share calculation because their effects were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common stock purchase warrants	279	279	279	279
Stock options	72	58	72	58
Convertible Note	—	157	—	157
Advance from NDX	—	94	—	94
Restricted shares of common stock	—	1	—	1
	351	589	351	589

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

The components of operating and finance lease expense were as follows for the three and six months ended June 30, 2020 and 2019, respectively, for continuing operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of use assets	$13	11	34	16
Interest on lease liabilities	4	4	7	5
Operating lease cost	60	44	116	87
Short-term lease cost	17	29	45	54
Variable lease cost	3	15	18	45
	$97	$103	$220	$207

Supplemental cash flow related to leases of the Company's continuing operations was as follows for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$59	$55	$116	$110
Financing cash flows used for finance leases	10	15	23	25

Other supplemental information related to leases of the Company's continuing operations was as follows at June 30, 2020 and 2019, respectively:

	Six months ended June 30, 2020	Six months ended June 30, 2019
Weighted average remaining lease term (in years)
Operating leases	1.06	1.49
Finance leases	3.17	4.19

Weighted average discount rate
Operating leases	8.06%	7.96%
Finance leases	8.45%	9.08%

At June 30, 2020, future estimated minimum lease payments under non-cancelable operating leases were as follows (in thousands):

	Finance Leases	Operating Leases	Total
2020 (remaining 6 months)	$61	$76	$137
2021	45	20	65
2022	35	11	46
2023	35	2	37
2024	8	—	8
Total minimum lease payments	$184	109	293
Less amount representing interest	17	5	22
Present value of net minimum obligations	167	104	271
Less current obligation under finance and operating leases	70	93	163
Long-term obligation under finance and operating leases	$97	$11	$108

Note 7. Financing

Advance from NDX

On September 18, 2018, the Company entered into the Merger Agreement with NDX. In connection with signing the Merger Agreement, NDX loaned the Company $1.5 million. On October 21, 2019, the Company and NDX entered into a settlement agreement (“NDX Settlement Agreement”). The NDX Settlement Agreement required the Company to pay $100 thousand on the date of execution and $1.0 million upon receipt of proceeds from the Excess Consideration Note. The $1.0 million payment was made in October 2019. As a result of such payment, pursuant to the NDX Settlement Agreement, the balance of the

Advance from NDX was reduced to $450 thousand and each party released the other from all claims under the original credit agreement and the Merger Agreement. The remaining amount due is to be paid in nine monthly payments of $50 thousand commencing in November 2019. If the Company fails to make any of the required monthly payments, NDX may convert all, but not less than all, of the amounts then owing into a number of shares of the Company’s common stock at a conversion price of $4.50 per share. The NDX Settlement Agreement adjusted the interest rate of the obligation to 0%. At June 30, 2020, the principal balance of the Advance from NDX was $50 thousand. Subsequent to June 30, 2020, the remaining $50 thousand was paid on the Advance from NDX.

Atlas Sciences Note

In October 2019, the Company entered into a twelve-month unsecured promissory note with Atlas Sciences, LLC ("Atlas Sciences") of $1.3 million (the "Atlas Sciences Note"). The Atlas Sciences Note resulted in cash receipts of $1.3 million, reflecting an original issue discount of $88 thousand and expenses payable by the Company of $10 thousand. The Atlas Sciences Note has a 12-month term and bears interest at 10% per annum. Atlas Sciences may redeem any portion of the note, at any time after six months from the issuance date upon three business days' notice, subject to a monthly maximum redemption amount of $300 thousand. The Company may prepay the Atlas Sciences Note at any time without penalty. Upon the occurrence of an event of default, the interest rate will be adjusted to 22% per annum.

Between June 3, 2020 and June 9, 2020, the Company issued an aggregate of approximately 153 thousand shares of the Company's common stock, with a fair value of $531 thousand, to Atlas Sciences in exchange for the return to the Company of $500 thousand of principal amount from their unsecured promissory note. At June 30, 2020, the Atlas Sciences Note had a principal balance of approximately $848 thousand, which is presented net of discounts and unamortized debt issuance costs of $7 thousand and $1 thousand, respectively. Subsequent to June 30, 2020, the Company issued approximately 47 thousand shares of common stock to Atlas Sciences in exchange for the return to the Company of $150 thousand of principal amount from its unsecured promissory note.

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

At June 30, 2020, 25 thousand shares remain available for future awards under the 2011 Plan. On January 2, 2020, the Company granted 20 thousand options to key employees. The options will vest in equal monthly installments over the next twelve months and have an exercise price of $5.53 per share.

A summary of employee and non-employee stock option activity for the six months ended June 30, 2020 for both continuing and discontinuing employees is as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares (in thousands)	Weighted- Average Exercise Price
Outstanding January 1, 2020	64	$113.63	7.48	$24
Granted	20	5.53
Cancelled or expired	(12)	90.93
Outstanding June 30, 2020	72	$87.50	7.71	$—
Exercisable June 30, 2020	53	$115.12	7.24	$—

Aggregate intrinsic value represents the difference between the fair value of the Company's common stock and the exercise price of outstanding, in-the-money options.

As of June 30, 2020, total unrecognized compensation cost related to non-vested stock options granted to employees was approximately $148 thousand for continuing operations, which the Company expect to recognize over the next 1.79 years.

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

	Six Months Ended June 30,
	2020	2019
Volatility	110.43%	90.15%
Risk free interest rate	1.68%	2.54%
Dividend yield	0.00%	0.00%
Term (years)	5.27	6.32
Weighted-average fair value of options granted during the period	$4.45	$10.07

The Company did not grant stock options during the three months ended June 30, 2020 and 2019.

Restricted stock awards have been granted to employees, directors and consultants as compensation for services. At June 30, 2020, there was no unrecognized compensation cost related to non-vested restricted stock granted to employees and directors.

The TSA with Buyer described in Note 1 requires the Company to continue to employ individuals who will transfer to Buyer no later than six months from the closing of the transaction. Stock-based compensation related to these employees is included in discontinuing operations. The following table presents the effects of stock-based compensation related to stock option and restricted stock awards to employees and non-employees on the Company's continuing operations included in its Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$3	$4	$7	$8
General and administrative	52	63	106	178
Total stock-based compensation related to continuing operations	$55	$67	$113	$186

During the three and six months ended June 30, 2020, the Company recognized approximately $(8) thousand of stock-based compensation (benefit) related to discontinuing operations. During the three and six months ended June 30, 2019, the Company recognized approximately $35 thousand and $74 thousand, respectively, of stock-based compensation related to discontinuing operations.

Note 9. Warrants

The following table summarizes the warrant activity for the six months ended June 30, 2020 (in thousands, except exercise price):

Issued With / For	Exercise Price		Warrants Outstanding January 1, 2020	2020 Warrants Issued	2020 Warrants Expired	Warrants Outstanding June 30, 2020
Non-Derivative Warrants:
Financing	$300.00		8	—	—	8
Financing	450.00		9	—	—	9
2015 Offering	150.00		115	—	—	115
2017 Debt	27.60		15	—	—	15
2019 Offering	7.43		31	—	—	31
2019 Offering	7.59		35	—	—	35
Total non-derivative warrants	115.54	B	213	—	—	213
Derivative Warrants:
2016 Offerings	67.50	A	66	—	—	66
Total derivative warrants	67.50	B	66	—	—	66
Total	$104.18	B	279	—	—	279

AThese warrants are subject to fair value accounting and contain a contingent net cash settlement feature. See Note 10.
BWeighted-average exercise prices are as of June 30, 2020.

Note 10. Fair Value of Warrants

The following table summarizes the derivative warrant activity subject to fair value accounting for the six months ended June 30, 2020 (in thousands):

Issued with/for	Fair value of warrants outstanding as of December 31, 2019	Change in fair value of warrants	Fair value of warrants outstanding as of June 30, 2020
2016 Offerings	$178	$(152)	$26

The derivative warrants issued as part of the 2016 Offerings are valued using a probability-weighted Binomial model. The following tables summarize the assumptions used in computing the fair value of derivative warrants subject to fair value accounting at June 30, 2020 and December 31, 2019.

2016 Offerings	As of June 30, 2020	As of December 31, 2019
Exercise price	$67.50	$67.50
Expected life (years)	1.58	2.08
Expected volatility	157.09%	150.69%
Risk-free interest rate	0.16%	1.58%
Expected dividend yield	—%	—%

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
The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	June 30, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Earn-Out from siParadigm	$788	$—	$—	$788
	$788	$—	$—	$788

Liabilities:
Warrant liability	$26	$—	$—	$26
	$26	$—	$—	$26

	December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Earn-Out from siParadigm	$1,103	$—	$—	$1,103
	$1,103	$—	$—	$1,103

Liabilities:
Warrant liability	$178	$—	$—	$178
Notes payable	16	—	—	16
	$194	$—	$—	$194

At December 31, 2019, the Company had a liability payable to VenturEast from a prior acquisition. The liability to VenturEast was settled during the six months ended June 30, 2020 with 3 thousand shares of common stock at a value of $4.20 per common share and following two payments of $50 thousand. The cash payments were recorded in general and administrative expense on the consolidated statement of operations and other comprehensive income (loss). During the three months ended June 30, 2020 and 2019, the Company recognized gains of approximately $0 thousand and $7 thousand, respectively, due to the change in value of the note. During six months ended June 30, 2020 and 2019, the Company recognized gains of approximately $4 thousand and $7 thousand, respectively, due to the change in value of the note.

At June 30, 2020, the warrant liability consists of stock warrants issued as part of the 2016 Offerings that contain contingent net settlement features. In accordance with derivative accounting for warrants, the Company calculated the fair value of warrants and the assumptions used are described in Note 10, “Fair Value of Warrants.” During the three months ended June 30, 2020 and 2019, the Company recognized gains of approximately $25 thousand and $206 thousand, respectively, on the derivative warrants due to the decrease in its stock price. During six months ended June 30, 2020 and 2019, the Company recognized gains of approximately $152 thousand and $199 thousand, respectively, on the derivative warrants due to the decrease in its stock price.

At June 30, 2020, the Company had an earn-out receivable from siParadigm that is based on tests performed by siParadigm for the Company's former Clinical Business customers between July 5, 2019 and July 4, 2020, as discussed in Note 1. The value of the earn-out is based on actual tests performed through June 30, 2020 and the Company's estimate of tests to be performed through the remainder of the earn-out period.

Realized and unrealized gains and losses related to the change in fair value of the VenturEast note, warrant liability and other derivatives are included in other income (expense) on the Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss).

The following table summarizes the activity of the earn-out receivable from siParadigm, the note payable to VenturEast and of the Company's derivative warrants, which were measured at fair value using Level 3 inputs (in thousands):

	Assets	Liabilities
	Earn-Out
	from	Note Payable	Warrant
	siParadigm	to VenturEast	Liability
Fair value at January 1, 2020	$1,103	$16	$178
Receipts received during period	(250)	—	—
Change in fair value	(65)	(4)	(152)
Settlement of liability	—	(12)	—
Fair value at June 30, 2020	$788	$—	$26

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

The Company has a net receivable due from the JV of approximately $10 thousand at June 30, 2020, which is included in other assets in the Unaudited Condensed Consolidated Balance Sheets. The JV was dissolved effective February 14, 2020, and the dissolution terms include an estimated final cash distribution from the JV to the Company of approximately $92 thousand, to be paid as soon as practicable. The Company received the first payment of $36 thousand in April 2020, which is consistent with the dissolution terms. There was no other activity during the six months ended June 30, 2020 and 2019.

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

In addition, on June 1, 2018, September 20, 2018, and September 25, 2018, purported stockholders of the Company filed nearly identical derivative lawsuits on behalf of the Company in the U.S. District Court for the District of New Jersey against the Company (as a nominal defendant) and current and former members of the Company’s Board of Directors and current and former officers of the Company. The three cases are captioned: Bell v. Sharma et al., No. 2:18-cv-10009-CCC-MF, McNeece v. Pappajohn et al., No. 2:18-cv-14093, and Workman v. Pappajohn, et al., No. 2:18-cv-14259 (the “Derivative Litigation”). The complaints allege claims for breach of fiduciary duty, violations of Section 14(a) of the Securities Exchange Act of 1934 (premised upon alleged omissions in the Company’s 2017 proxy statement), and unjust enrichment, and allege that the individual defendants failed to implement and maintain adequate controls, which resulted in ineffective disclosure controls and procedures, and conspired to conceal this alleged failure. The lawsuits seek, among other things, damages and/or restitution to the Company, appropriate equitable relief to remedy the alleged breaches of fiduciary duty, and attorneys’ fees and costs. On November 9, 2018, the Court in the Bell v. Sharma action entered a stipulation filed by the parties staying the Bell action until the Securities Litigation is dismissed, with prejudice, and all appeals have been exhausted; or the defendants’ motion to dismiss in the Securities Litigation is denied in whole or in part; or either of the parties in the Bell action gives 30 days’ notice that they no longer consent to the stay. On December 10, 2018, the parties in the McNeece action filed a stipulation that is substantially identical to the Bell stipulation. On February 1, 2019, the Court in the Workman action granted a stipulation that is substantially identical to the Bell stipulation. On May 15, 2020, the plaintiffs in the Workman action filed a notice of voluntary dismissal to the original action and have formally withdrawn. On May 18, 2020, the plaintiffs in the McNeece action filed a notice of voluntary dismissal to the original action and have formally withdrawn. On June 22, 2020, the plaintiffs in the Bell action voluntarily dismissed their action. Based upon the above dismissals of the securities class action litigation, the Company believes this matter is closed. The Company is expensing legal costs associated with the loss contingency as incurred.

Note 15. Sale of Net Operating Losses
On April 4, 2019, the Company sold $11,638,516 of gross State of New Jersey NOL’s relating to the 2017 tax year as well as $71,968 of state research and development tax credits. The sale resulted in the net receipt by the Company of approximately $512,000, which is included in the income tax benefit line on the Condensed Consolidated Statements of Operations and Other Loss for the three and six months ended June 30, 2019.

Note 16. Subsequent Events

On July 22, 2020, the Company issued approximately 47 thousand shares of the Company’s common stock to Atlas Sciences in exchange for the return to the Company of $150 thousand of principal amount from its unsecured promissory note.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the “Company” refer to Cancer Genetics, Inc. and its wholly owned subsidiaries at June 30, 2020: Cancer Genetics Italia, S.r.l., Gentris, LLC, and vivoPharm Pty, Ltd, except as expressly indicated or unless the context otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of the Company's financial condition and its historical results of operations for the periods presented. This MD&A should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the SEC on May 29, 2020. This MD&A may contain forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” below. The share numbers in the following discussion reflect a 1-for-30 reverse stock split that the Company effected October 24, 2019.

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

The Company does not project that cash at June 30, 2020, will be sufficient to fund normal operations for the twelve months from the issuance of these financial statements in the Quarterly Report on Form 10-Q. The Company's ability to continue as a going concern is dependent on reduced losses and improved future cash flows. Alternatively, the Company may be required to raise additional equity or debt capital, or consummate other strategic transactions. The Company is continuing to evaluate strategic options, with the assistance of an investment bank, which could include the sale of assets, a merger, reverse merger, or strategic transaction. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company can provide no assurance that these actions will be successful or that additional sources of financing will be available on favorable terms, if at all. These factors raise substantial doubt about the Company's ability to continue as a going concern for the next twelve months from the issuance of this Quarterly Report on Form 10-Q.

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

Between June 3, 2020 and June 9, 2020, the Company issued an aggregate of approximately 153 thousand shares of the Company's common stock, with a fair value of $531 thousand, to Atlas Sciences in exchange for the return to the Company of $500 thousand of principal amount from their unsecured promissory note. At June 30, 2020, the Atlas Sciences Note had a principal balance of approximately $848 thousand, which is presented net of discounts and unamortized debt issuance costs of $7 thousand and $1 thousand, respectively. Subsequent to June 30, 2020, the Company issued approximately 47 thousand shares of common stock to Atlas Sciences in exchange for the return to the Company of $150 thousand of principal amount from its unsecured promissory note.

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

Coronavirus (COVID-19) Pandemic. On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. In addition, the Company is located in New Jersey and was under a shelter-in-place mandate. Many of the Company's customers worldwide were similarly impacted. The global outbreak of COVID-19 continues to rapidly evolve, and the extent to which COVID-19 may impact the Company's business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. As a healthcare provider, the Company is still providing Discovery Services and has yet to experience a significant slowdown in its project work, however, the future of many projects may be delayed. The Company continues to vigilantly monitor the situation with its primary focus on the health and safety of its employees and clients.

Results of Operations

Three Months Ended June 30, 2020 and 2019

The following table sets forth certain information concerning the Company's results of continuing operations for the periods shown:

	Three Months Ended June 30,		Change
(dollars in thousands)	2020	2019	$	%
Revenue	$1,446	$1,525	$(79)	(5)%
Cost of revenues	640	734	(94)	(13)%
General and administrative	2,232	1,184	1,048	89%
Sales and marketing	284	317	(33)	(10)%
Loss from continuing operations	(1,710)	(710)	(1,000)	141%
Interest expense, net	(97)	(514)	417	(81)%
Change in fair value of acquisition note payable	—	7	(7)	n/a
Change in fair value of other derivatives	—	55	(55)	n/a
Change in fair value of warrant liability	25	206	(181)	(88)%
Change in fair value of siParadigm Earn-Out	(89)	—	(89)	n/a
Other expense	105	(11)	116	n/a
Loss before income taxes	(1,766)	(967)	(799)	83%
Income tax expense (benefit)	—	(512)	512	(100)%
Loss from continuing operations	$(1,766)	$(455)	$(1,311)	288%

Non-GAAP Financial Information

In addition to disclosing financial results in accordance with United States generally accepted accounting principles (“GAAP”), the table below contains non-GAAP financial measures that the Company believe are helpful in understanding and comparing its past financial performance and its future results. The non-GAAP financial measures disclosed by the Company exclude the non- operating changes in the fair value of derivative instruments. These non-GAAP financial measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations from these results should be carefully evaluated. Management believes that these non-GAAP measures provide useful information about the Company’s core operating results and thus are appropriate to enhance the overall understanding of the Company’s past financial performance and its prospects for the future. The non-GAAP financial measures in the table below include adjusted net loss and the related adjusted basic and diluted net loss per share amounts.

Reconciliation from GAAP to Non-GAAP Results (in thousands, except per share amounts):

	Three Months Ended June 30,
	2020	2019
Reconciliation of net loss from continuing operations:
Net loss from continuing operations	$(1,766)	(455)
Adjustments:
Interest expense, net	97	514
Depreciation	38	22
Amortization	135	141
Stock-based compensation	55	67
Change in fair value of acquisition note payable	—	(7)
Change in fair value of other derivatives	—	(55)
Change in fair value of warrant liability	(25)	(206)
Change in fair value of siParadigm Earn-Out	89	—
Income tax expense (benefit)	—	(512)
Adjusted EBITDA loss from continuing operations	$(1,377)	$(491)

Adjusted EBITDA loss from continuing operations increased 180% to $1.4 million during the three months ended June 30, 2020, from an adjusted EBITDA loss from continuing operations of $491 thousand during the three months ended June 30, 2019.

Revenue from Continuing Operations

Revenue from continuing operations decreased 5%, or $79 thousand, during the three months ended June 30, 2020 compared to the same period in 2019 principally due to the timing of discovery service studies.

Cost of Revenues from Continuing Operations

Cost of revenues from continuing operations decreased 13%, or $94 thousand, for the three months ended June 30, 2020, principally due to a $83 thousand decrease in lab supplies and decreased salaries of $51 thousand, offset in part by $48 thousand increase in outsourcing costs. As a result of the changes in revenues and cost of revenues, gross margin from continuing operations increased to 56% during the three months ended June 30, 2020, up from 52% for the three months ended June 30, 2019.

Operating Expenses from Continuing Operations

General and administrative expenses from continuing operations increased 89%, or $1.0 million, to $2.2 million for the three months ended June 30, 2020, from $1.2 million for the three months ended June 30, 2019, principally due to $901 thousand increase in professional services (of which $619 thousand represent one-time costs), $136 thousand increase in taxes and insurance, and $40 thousand increase in legal costs, offset in part by $36 thousand decrease in travel, meals and entertainment.

Sales and marketing expenses from continuing operations decreased 10%, or $33 thousand, to $284 thousand for the three months ended June 30, 2020 from $317 thousand for the three months ended June 30, 2019. The decrease was primarily related to salaries.

Interest Expense, Net

Net interest expense from continuing operations decreased by $417 thousand during the three months ended June 30, 2020 due to the payoff of various debt agreements that were previously in place during the three months ended June 30, 2019. From the end of the same quarter in 2019, the Advance from NDX has declined from $1.5 million to $50 thousand at June 30, 2020, resulting in a reduction of $78 thousand of interest expense. The Convertible Note with Iliad of approximately $3.1 million at June 30, 2019 has been replaced by a note payable to Atlas Sciences with a balance at June 30, 2020 of $848 thousand, resulting in a reduction of $928 thousand of interest expense. The Company allocated $657 thousand of these interest expenses to discontinuing operations during the three months ended June 30, 2019.

Change in Fair Value of Acquisition Note Payable

There was no change in fair value of acquisition note payable during the three months ended June 30, 2020. During the three months ended June 30, 2019, the Company recognized a gain of $7 thousand from the change in fair value of acquisition note payable.

Change in Fair Value of Other Derivatives

There were no other derivatives in 2020. During the three months ended June 30, 2019, the Company recognized a gain of $55 thousand from the change in fair value of other derivatives.

Change in Fair Value of Warrant Liability

Changes in fair value of some of the Company's common stock warrants may impact its quarterly results.  Accounting rules require the Company to record certain of its warrants as a liability, measure the fair value of these warrants each quarter and record changes in that value in earnings. As a result of changes in the Company's stock price, it recognized non-cash income of $25 thousand and $206 thousand during the three months ended June 30, 2020 and 2019, respectively. The Company may be exposed to non-cash charges, or the Company may record non-cash income, as a result of this warrant exposure in future periods.

Change in Fair Value of siParadigm Earn-Out

During the three months ended June 30, 2020, the Company recognized a $89 thousand reduction in the fair value of the siParadigm Earn-Out due to a decrease in expected future payments.

Income Tax Benefit

On April 4, 2019, the Company sold $11.6 million of gross State of New Jersey NOL's relating to the 2017 tax year as well as $100 thousand of state research and development tax credits. The sale resulted in the net receipt to the Company of $512 thousand.

Six Months Ended June 30, 2020 and 2019

The following table sets forth certain information concerning the Company's results of continuing operations for the periods shown:

	Six Months Ended June 30,		Change
(dollars in thousands)	2020	2019	$	%
Revenue	$2,872	$3,347	$(475)	(14)%
Cost of revenues	1,454	1,736	(282)	(16)%
General and administrative	3,765	2,966	799	27%
Sales and marketing	625	502	123	25%
Loss from operations	(2,972)	(1,857)	(1,115)	60%
Interest expense, net	(171)	(1,127)	956	(85)%
Change in fair value of acquisition note payable	4	7	(3)	n/a
Change in fair value of other derivatives	—	86	(86)	(100)%
Change in fair value of warrant liability	152	199	(47)	(24)%
Change in fair value of siParadigm Earn-Out	(65)	—	(65)	n/a
Other income (expense)	105	(11)	116	n/a
Loss before income taxes	(2,947)	(2,703)	(244)	9%
Income tax expense (benefit)	6	(512)	518	n/a
Loss from continuing operations	$(2,953)	$(2,191)	$(762)	35%

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

Reconciliation from GAAP to Non-GAAP Results (in thousands):

	Six Months Ended June 30,
	2020	2019
Reconciliation of net loss from continuing operations:
Net loss from continuing operations	$(2,953)	(2,191)
Adjustments:
Interest expense, net	171	1,127
Depreciation	90	36
Amortization	214	223
Stock-based compensation	113	186
Change in fair value of acquisition note payable	(4)	(7)
Change in fair value of other derivatives	—	(86)
Change in fair value of warrant liability	(152)	(199)
Change in fair value of siParadigm Earn-Out	65	—
Income tax expense (benefit)	6	(512)
Adjusted EBITDA loss from continuing operations	$(2,450)	$(1,423)

Adjusted EBITDA loss from continuing operations increased 72% to $2.5 million during the six months ended June 30, 2020, from an adjusted EBITDA loss from continuing operations of $1.4 million during the six months ended June 30, 2019.

Revenue from Continuing Operations

Revenue from continuing operations decreased 14%, or $475 thousand, to $2.9 million for the six months ended June 30, 2020, from $3.3 million for the six months ended June 30, 2019, principally due to Tissue of Origin® tests of approximately $300 thousand in 2019 that are not expected to occur until the second half of 2020, and the timing of discovery service studies.

Cost of Revenues from Continuing Operations

Cost of revenues from continuing operations decreased 16%, or $282 thousand, to $1.5 million for the six months ended June 30, 2020 from $1.7 million for the six months ended June 30, 2019, principally due to a reduction in outsourcing costs of $132 thousand and reduction in lab supplies of $126 thousand. As a result of the changes in revenues and cost of revenues, gross margin increased to 49% during the six months ended June 30, 2020 from 48% during the six months ended June 30, 2019.

Operating Expenses from Continuing Operations

General and administrative expenses from continuing operations increased 27%, or $799 thousand, to $3.8 million for the six months ended June 30, 2020, from $3.0 million for the six months ended June 30, 2019, principally due to $903 thousand increase in professional services (of which $619 thousand represent one-time costs), and a $202 thousand increase in taxes and insurance, offset in part by $225 thousand decrease in salaries and a $97 thousand decrease in legal costs.

Sales and marketing expenses from continuing operations increased 25%, or $123 thousand, to $625 thousand for the six months ended June 30, 2020, from $502 thousand for the six months ended June 30, 2019, principally due to increased salary costs.

Interest Expense, Net

Net interest expense from continuing operations decreased by $956 thousand during the six months ended June 30, 2020 due to the payoff of various debt agreements that were previously in place during the six months ended June 30, 2019. From the end of the same quarter in 2019, the Advance from NDX has declined from $1.5 million to $50 thousand at June 30, 2020, resulting in a reduction of $1.1 million of interest expense. The Convertible Note with Iliad of approximately $3.1 million at June 30, 2019 has been replaced by a note payable to Atlas Sciences with a balance at June 30, 2020 of $848 thousand, resulting in a reduction of $1.3 million of interest expense. The Company allocated $1.4 million of these interest expenses to discontinuing operations during the six months ended June 30, 2019.
Change in Fair Value of Acquisition Note Payable

During the six months ended June 30, 2020, the Company recognized a gain of $4 thousand from the change in fair value of acquisition note payable. During the six months ended June 30, 2019, the Company recognized a gain of $7 thousand from the change in fair value of acquisition note payable.

Change in Fair Value of Other Derivatives

There were no other derivatives in 2020. During six months ended June 30, 2019, the Company recognized a gain of $86 thousand from the change in fair value of other derivatives.

Change in Fair Value of Warrant Liability

Changes in fair value of some of the Company's common stock warrants may impact its quarterly results.  Accounting rules require the Company to record certain of its warrants as a liability, measure the fair value of these warrants each quarter and record changes in that value in earnings. As a result of changes in the Company's stock price, it recognized non-cash income of $152 thousand and $199 thousand during the six months ended June 30, 2020 and 2019, respectively. The Company may be exposed to non-cash charges, or the Company may record non-cash income, as a result of this warrant exposure in future periods.

Change in Fair Value of siParadigm Earn-Out

During the six months ended June 30, 2020, the Company recognized a $65 thousand reduction in the fair value of the siParadigm Earn-Out due to a decrease in expected future payments.

Income Tax Benefit

On April 4, 2019, the Company sold $11.6 million of gross State of New Jersey NOL's relating to the 2017 tax year as well as $100 thousand of state research and development tax credits. The sale resulted in the net receipt to the Company of $512 thousand.

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

In July 2019, the Company completed two business disposals, resulting in an aggregate of $9.0 million of net cash proceeds at the time of closing; however, $1.0 million of the funds received is an advance from siParadigm that is being deducted from the Earn-Out amounts due during the period. At June 30, 2020. the estimated future Earn-Out payments from siParadigm, net of the remaining balance of the advance, were $180 thousand, which are expected to be collected in variable monthly payments through July 2021; the monthly payment amount is based on the number of tests performed by siParadigm for the Company's former Clinical Services' customers.

The primary uses of the Company's liquidity have been cash used to fund the Company's operations, as detailed in the cash flows section below, as well as cash used to repay the Company's lenders. During 2020, the Company significantly reduced the amount of its Advance from NDX. The Company is required to remit monthly installments of $50 thousand to NDX until the Advance from NDX is repaid. At December 31, 2019, the Company owed $350 thousand to NDX. At June 30, 2020, the Company owed NDX $50 thousand, and subsequent to quarter-end, the remaining $50 thousand was repaid on the Advance from NDX. The note payable to Atlas Sciences of $840 thousand matures in October 2020; furthermore, Atlas Sciences is entitled to demand monthly redemptions of up to $300 thousand beginning in April 2020. In June 2020, the Company reduced the note payable to Atlas Sciences by $500 thousand through the exchange of shares of common stock. Subsequent to June 30, 2020, approximately 47 thousand shares of common stock was exchanged to reduce the note payable to Atlas Sciences by $150 thousand.
The Company does not project that cash at June 30, 2020 will be sufficient to fund normal operations for the twelve months from the issuance of these financial statements in the Quarterly Report on Form 10-Q. The Company's ability to continue as a going concern is dependent on reduced losses and improved future cash flows. Alternatively, the Company may be required to raise additional equity or debt capital, or consummate other strategic transactions. The Company is continuing to evaluate strategic options, with the assistance of an investment bank, which could include the sale of assets, a merger, reverse merger or other strategic transaction. These factors raise substantial doubt about the Company's ability to continue as a going concern for the next twelve months from the issuance of these financial statements in the Quarterly Report on Form 10-Q. The Company can provide no assurance that these actions will be successful or that additional sources of financing will be available on favorable terms, if at all.

Cash Flows from Continuing Operations

The Company's net cash flow from operating, investing and financing activities from continuing operations for the periods below were as follows:

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash provided by (used in) continuing operations:
Operating activities	$(1,420)	(33)
Investing activities	885	(21)
Financing activities	(323)	5,387
Effect of foreign currency exchange rates on cash and cash equivalents and restricted cash	(67)	(41)
Net increase (decrease) in cash and cash equivalents and restricted cash from continuing operations	$(925)	$5,292

The Company had cash and cash equivalents and restricted cash of $2.9 million at June 30, 2020, and $4.2 million at December 31, 2019. Restricted cash of $350 thousand was released from restriction in May 2020.

The $925 thousand decrease in cash and cash equivalents and restricted cash from continuing operations for the six months ended June 30, 2020, principally resulted from cash flows used by operations of $1.4 million, payments of debt of $323 thousand, and the effect of foreign currency exchange rates of $67 thousand, offset by receipts from investing activities of $885 thousand.

The $5.3 million increase in cash and cash equivalents and restricted cash for the six months ended June 30, 2019, principally resulted from net proceeds from the 2019 Offerings of $5.4 million.

At June 30, 2020, the Company had total debt of $1.5 million, excluding lease obligations.

Cash Used in Operating Activities from Continuing Operations

Net cash used by continuing operating activities was $1.4 million for the six months ended June 30, 2020, consisting of a net loss from continuing operations of $3.0 million, increased for non-cash adjustments of $496 thousand and additional cash provided by working capital items of $1.0 million. Changes in cash flows from working capital items were primarily driven by an increase in amounts due to Interpace of $628 thousand, a net decrease in other current assets of $136 thousand, a net increase in accounts payable, accrued expenses and deferred revenue of $321 thousand, and a net decrease of accounts receivable of $82 thousand. The cash provided by these activities was partially offset by payments on obligations under operating leases of $125 thousand. The increase in the amount due to Interpace was due to collections from Interpace's customers received under the TSA. This net amount was subsequently remitted under the TSA arrangement.

For the six months ended June 30, 2019, the Company used $33 thousand of cash in continuing operating activities. Cash used was made up of a net loss from continuing operations of $2.2 million, positive non-cash adjustments of $1.2 million, and additional cash provided by working capital items of $926 thousand. Changes in cash flows from working capital items was primarily driven by a net decrease in accounts receivable of $86 thousand and a net increase in accounts payable, accrued expenses and deferred revenue of $889 thousand. These uses of cash were partially offset by payments on obligations under operating leases of $107 thousand.

Cash Used in Investing Activities from Continuing Operations

Net cash provided by continuing investing activities was $885 thousand for the six months ended June 30, 2020, primarily related to the collection of the Excess Consideration Note of $888 thousand.

Net cash used in continuing investing activities was $21 thousand for the six months ended June 30, 2019, relating to the purchase of fixed assets.

Cash Provided by Financing Activities from Continuing Operations

Net cash used in continuing financing activities was $323 thousand for the six months ended June 30, 2020 and relates principally to payments on the Advance from NDX of $300 thousand.

Net cash provided by continuing financing activities was $5.4 million for the six months ended June 30, 2019 and resulted principally from proceeds of the 2019 Offerings of $5.4 million.

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

The Company owes $848 thousand to Atlas Sciences ($840 thousand net of discounts and issuance costs) as of June 30, 2020 under an unsecured note due in October 2020, which principal was reduced by $150 thousand subsequent to June 30, 2020 through an exchange of approximately 47 thousand shares of common stock. The Company also owes an aggregate of $50 thousand to NDX as of June 30, 2020 pursuant to the NDX Settlement Agreement, which is payable in monthly installments of $50 thousand, which was paid in full subsequent to June 30, 2020. The Company has no material capital commitments outside of its existing debt arrangements.

Even after the Business Disposals, the Company does not project that cash at June 30, 2020 will be sufficient to fund normal operations for the twelve months from the issuance of these financial statements in the Quarterly Report on Form 10-Q. The Company's ability to continue as a going concern is dependent on reduced losses and improved future cash flows. Alternatively, the Company may be required to raise additional equity or debt capital, or consummate other strategic transactions. The Company is continuing to evaluate strategic options, with the assistance of an investment bank, which could include the sale of assets, a merger, reverse merger or other strategic transactions. These factors raise substantial doubt about the Company's ability to continue as a going concern for the next twelve months from the issuance of these financial statements in the

Quarterly Report on Form 10-Q. The Company can provide no assurance that these actions will be successful or that additional sources of financing will be available on favorable terms, if at all. The Company made this assessment in light of the continued impact of COVID 19.

The Company's forecast of the period of time through which its current financial resources will be adequate to support its operations and its expected operating expenses are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

•the Company's ability to adapt its business for future developments in-light of the global outbreak of the novel coronavirus, which continues to rapidly evolve;
•the Company's ability to achieve profitability by increasing sales of the Company's preclinical CRO services focused on oncology and immuno-oncology;
•the Company's ability to raise additional capital to repay its indebtedness and meet its liquidity needs;
•the Company's ability to execute on its marketing and sales strategy for its preclinical research services and gain acceptance of its services in the market;
•the Company's ability to keep pace with rapidly advancing market and scientific developments;
•the Company's ability to satisfy U.S. (including FDA) and international regulatory requirements with respect to its services;
•the Company's ability to maintain its present customer base and obtain new customers;
•competition from preclinical CRO services companies, many of which are much larger than the Company in terms of employee base, revenues and overall number of customers and related market share;
•the Company's ability to maintain the Company's clinical and research collaborations and enter into new collaboration agreements with highly regarded organizations in the field of oncology so that, among other things, the Company has access to thought leaders in advanced preclinical and translational science;
•potential product liability or intellectual property infringement claims;
•the Company's dependency on third-party manufacturers to supply it with instruments and specialized supplies;
•the Company's ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel with extensive experience in oncology and immuno-oncology, who are in short supply;
•the Company's ability to obtain or maintain patents or other appropriate protection for the intellectual property in its proprietary tests and services;
•the Company's ability to effectively manage its international businesses in Australia, Europe and China, including the expansion of its customer base and volume of new contracts in these markets;
•the Company's dependency on the intellectual property licensed to the Company or possessed by third parties; and
•other risks and uncertainties discussed in the Company's annual report on Form 10-K for the year ended December 31, 2019, as updated in this Form 10-Q and other reports, as applicable, the Company file with the Securities and Exchange Commission.

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2020 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets.  The ability of the Company to meet its obligations, and to continue as a going concern is dependent upon the availability of future funding and the continued growth in revenues.  The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The notes to the Company's audited consolidated financial statements in its annual report on Form 10-K for the year ended December 31, 2019 contain a summary of the Company's significant accounting policies. Management considers the following accounting policies critical to the understanding of the results of the Company's operations:

•Revenue recognition;
•Accounts receivable and bad debts;
•Warrant liabilities and other derivatives;
•Stock-based compensation;
•Income taxes; and
•Impairment of intangibles and long-lived assets.

Cautionary Note Regarding Forward-Looking Statements

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” or the negative of those terms, and similar expressions and comparable terminology intended to identify forward-looking statements. These statements reflect the Company current views with respect to future events. There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by the Company. These factors include, but are not limited to:

•the Company's ability to adapt its business for future developments in light of the global outbreak of the novel coronavirus, which continues to rapidly evolve;
•the Company's ability to achieve profitability by increasing sales of the Company's preclinical CRO services focused on oncology and immuno-oncology;
•the Company's ability to raise additional capital to repay its indebtedness and meet its liquidity needs;
•the Company's ability to execute on its marketing and sales strategy for its preclinical research services and gain acceptance of its services in the market;
•the Company's ability to keep pace with rapidly advancing market and scientific developments;
•the Company's ability to satisfy U.S. (including FDA) and international regulatory requirements with respect to its services;
•the Company's ability to maintain its present customer base and obtain new customers;
•competition from preclinical CRO services companies, many of which are much larger than the Company in terms of employee base, revenues and overall number of customers and related market share;
•the Company's ability to maintain the Company's clinical and research collaborations and enter into new collaboration agreements with highly regarded organizations in the field of oncology so that, among other things, the Company has access to thought leaders in advanced preclinical and translational science;
•potential product liability or intellectual property infringement claims;
•the Company's dependency on third-party manufacturers to supply it with instruments and specialized supplies;
•the Company's ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel with extensive experience in oncology and immuno-oncology, who are in short supply;
•the Company's ability to obtain or maintain patents or other appropriate protection for the intellectual property in its proprietary tests and services;

•the Company's ability to effectively manage its international businesses in Australia, Europe and China, including the expansion of its customer base and volume of new contracts in these markets;
•the Company's dependency on the intellectual property licensed to the Company or possessed by third parties; and
•other risks and uncertainties discussed in the Company's annual report on Form 10-K for the year ended December 31, 2019, as updated in this Form 10-Q and other reports, as applicable, the Company file with the Securities and Exchange Commission.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2020, the end of the period covered by this report on Form 10-Q. Based on this evaluation, the Company's President and Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer) have concluded that its disclosure controls and procedures were not effective at the reasonable assurance level at June 30, 2020 because of the material weakness in the Company’s internal control over financial reporting that existed at December 31, 2019 that has not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

Other than changes related to the remediation activities discussed below, there were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company believes these actions will be sufficient to remediate the identified material weakness and to enhance its internal control over financial reporting. However, the new enhanced controls have not operated long enough to conclude at the time of this filing that the material weaknesses were remediated. The Company expects these deficiencies to be corrected by the end of 2020.

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

On June 1, 2018, September 20, 2018, and September 25, 2018, purported stockholders of the Company filed nearly identical derivative lawsuits on behalf of the Company in the U.S. District Court for the District of New Jersey against the Company (as a nominal defendant) and current and former members of the Company’s Board of Directors and current and former officers of the Company. The three cases are captioned: Bell v. Sharma et al., No. 2:18-cv-10009-CCC-MF, McNeece v. Pappajohn et al., No. 2:18-cv-14093, and Workman v. Pappajohn, et al., No. 2:18-cv-14259 (the “Derivative Litigation”). The complaints allege claims for breach of fiduciary duty, violations of Section 14(a) of the Securities Exchange Act of 1934 (premised upon alleged omissions in the Company’s 2017 proxy statement), and unjust enrichment, and allege that the individual defendants failed to implement and maintain adequate controls, which resulted in ineffective disclosure controls and procedures, and conspired to conceal this alleged failure. The lawsuits seek, among other things, damages and/or restitution to the Company, appropriate equitable relief to remedy the alleged breaches of fiduciary duty, and attorneys’ fees and costs. The Court entered stipulations filed by the parties staying the actions until the Securities Litigation (as defined in Note 14 to the Company's unaudited condensed consolidated financial statements above) is dismissed, with prejudice, and all appeals have been exhausted; or the defendants’ motion to dismiss in the Securities Litigation is denied in whole or in part; or the parties give 30 days’ notice that they no longer consent to the stay. On February 25, 2020, the Court dismissed the Securities Litigation with prejudice upon the Company's motion to dismiss due to failure to state a claim. Accordingly, on May 15, 2020, the plaintiffs in the Workman action filed a notice of voluntary dismissal to the original action and have formally withdrawn. On May 18, 2020, the plaintiffs in the McNeece action filed a notice of voluntary dismissal to the original action and have formally withdrawn. On June 22, 2020, the plaintiffs in the Bell action voluntarily dismissed their action. Based upon the above dismissals of the securities class action litigation, the Company believes this matter is closed. The Company is expensing legal costs associated with the loss contingency as incurred.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of the Company's annual report on Form 10-K for the year ended December 31, 2019, except as noted below:

Our business is subject to risks arising from epidemic diseases, such as the recent global outbreak of the COVID-19 coronavirus.
The recent outbreak of the novel coronavirus, COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that the Company or its employees, contractors, suppliers, courier delivery services and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. The global spread of COVID-19 has created significant volatility and uncertainty in global financial markets and may materially affect the Company’s business and financial condition, including impairing the ability to raise capital when needed.
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

In addition, the Company’s corporate and accounting functions are located in New Jersey and are currently subject to a shelter-in-place mandate. The Company’s U.S. based preclinical laboratory is located in Pennsylvania and is subject to a stay-at-home order, and many of the Company’s customers worldwide are similarly impacted. As a healthcare provider, the Company is allowed to remain open in compliance with the shelter-in-place and stay-at-home mandates and continue to provide critical services in the development of new therapies and the fight against cancer. The Company is still providing Discovery Services, and has yet to experience a significant slowdown in project work as a result of the COVID-19 pandemic; however, the future of many projects may be delayed. The global outbreak of COVID-19 continues to rapidly evolve, and the extent to which COVID-19 may impact business, results of operations and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
Also, it may hamper our efforts to provide our investors with timely information and comply with our filing obligations with the Securities and Exchange Commission.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds from Sales of Registered Securities

Between June 3, 2020 and June 9, 2020, the Company issued an aggregate of approximately 153 thousand shares of the Company's common stock to Atlas Sciences in exchange for the return to the Company of $500 thousand of principal amount from their unsecured promissory note.

Subsequent to June 30, 2020, the Company issued approximately 47 thousand shares of common stock (together with the June issuances, the "Exchange Shares") to Atlas Sciences in exchange for the return to the Company of $150 thousand of principal amount from its unsecured promissory note.

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

Cancer Genetics, Inc.
(Registrant)

Date: August 13, 2020	/s/ John A. Roberts
John A. Roberts
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2020	/s/ M. Glenn Miles
M. Glenn Miles
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended *

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet at June 30, 2020 (unaudited) and December 31, 2019, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the three and six month periods ended June 30, 2020 and 2019 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and six month periods ended June 30, 2020 and 2019 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2020 and 2019 (unaudited) and (v) Condensed Notes to Consolidated Financial Statements (unaudited)

*	Filed herewith.
**	Furnished herewith.