Form 10-Q
period 2020-09-30
CANCER GENETICS, INC
filed 2020-11-12
CIK 1349929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 9, 2020, there were 4,074,893 shares of common stock, par value $0.0001 of Cancer Genetics, Inc. outstanding.

CANCER GENETICS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1.    Condensed Financial Statements (Unaudited)
Cancer Genetics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except par value)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,133	$3,880
Restricted cash	—	350
Accounts receivable	773	696
Earn-Out from siParadigm, net, current portion	141	747
Excess Consideration Note	—	888
Other current assets	754	546
Current assets of discontinuing operations	—	71
Total current assets	2,801	7,178
FIXED ASSETS, net of accumulated depreciation	488	558
OTHER ASSETS
Operating lease right-of-use assets, net of accumulated amortization	47	94
Earn-Out from siParadigm, less current portion	—	356
Patents and other intangible assets, net of accumulated amortization	2,563	2,895
Investment in joint venture	56	92
Goodwill	3,090	3,090
Other	645	641
Total other assets	6,401	7,168
Total Assets	$9,690	$14,904
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,863	$2,072
Obligations under operating leases, current portion	38	193
Obligations under finance leases, current portion	53	68
Deferred revenue	798	1,217
Note payable, net	—	1,277
Advance from NovellusDx, Ltd., net	—	350
Advance from siParadigm, current portion	—	566
Due to Interpace Biosciences, Inc.	421	—
Current liabilities of discontinuing operations	578	1,229
Total current liabilities	4,751	6,972
Obligations under operating leases, less current portion	10	10
Obligation under finance leases, less current portion	79	107
Advance from siParadigm, less current portion	—	252
Warrant liability	45	178
Total Liabilities	4,885	7,519
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 9,764 shares, $0.0001 par value, none issued	—	—
Common stock, authorized 100,000 shares, $0.0001 par value, 2,506 and 2,104 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	173,517	171,783

Accumulated other comprehensive income (loss)	(56)	26
Accumulated deficit	(168,656)	(164,424)
Total Stockholders’ Equity	4,805	7,385
Total Liabilities and Stockholders’ Equity	$9,690	$14,904

See Notes to Unaudited Condensed Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$1,568	$2,069	$4,440	$5,416
Cost of revenues	912	993	2,366	2,729
Gross profit	656	1,076	2,074	2,687
Operating expenses:
General and administrative	1,217	1,239	4,982	4,205
Sales and marketing	354	322	979	824
Impairment of goodwill	—	2,873	—	2,873
Merger costs	454	284	454	284
Total operating expenses	2,025	4,718	6,415	8,186
Loss from operations	(1,369)	(3,642)	(4,341)	(5,499)
Other income (expense):
Interest expense	(108)	(200)	(283)	(1,327)
Interest income	—	—	4	—
Change in fair value of acquisition note payable	—	5	4	12
Change in fair value of other derivatives	—	—	—	86
Change in fair value of warrant liability	(19)	34	133	233
Change in fair value of siParadigm Earn-Out	(1)	(982)	(66)	(982)
Other income (expense)	146	—	251	(11)
Total other income (expense)	18	(1,143)	43	(1,989)
Loss from continuing operations before income taxes	(1,351)	(4,785)	(4,298)	(7,488)
Income tax expense (benefit)	2	—	8	(512)
Loss from continuing operations	(1,353)	(4,785)	(4,306)	(6,976)
Income from discontinuing operations	—	6,760	74	561
Net income (loss)	(1,353)	1,975	(4,232)	(6,415)
Foreign currency translation gain (loss)	(29)	(120)	(82)	(161)
Comprehensive income (loss)	$(1,382)	$1,855	$(4,314)	$(6,576)

Basic and diluted net loss per share from continuing operations	$(0.58)	$(2.38)	$(1.96)	$(3.77)
Basic and diluted net income per share from discontinuing operations	—	3.36	0.03	0.30
Basic and diluted net income (loss) per share	$(0.58)	$0.98	$(1.93)	$(3.47)

Basic and diluted weighted-average shares outstanding	2,328	2,014	2,193	1,850
See Notes to Unaudited Condensed Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

	Three and Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2020	2,104	$—	$171,783	$26	$(164,424)	$7,385
Stock based compensation—employees	—	—	58	—	—	58
Issuance of common stock—VenturEast settlement	3	—	12	—	—	12
Unrealized gain on foreign currency translation	—	—	—	104	—	104
Net loss	—	—	—	—	(1,179)	(1,179)
Balance, March 31, 2020	2,107	—	171,853	130	(165,603)	6,380
Stock based compensation—employees	—	—	47	—	—	47
Fair value of common stock exchanged to settle Note Payable	153	—	531	—	—	531
Unrealized loss on foreign currency translation	—	—	—	(157)	—	(157)
Net loss	—	—	—	—	(1,700)	(1,700)
Balance, June 30, 2020	2,260	—	172,431	(27)	(167,303)	5,101
Stock based compensation—employees	—	—	39	—	—	39
Fair value of common stock exchanged to settle Note Payable	246	—	1,047	—	—	1,047
Unrealized loss on foreign currency translation	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	(1,353)	(1,353)
Balance, September 30, 2020	2,506	$—	$173,517	$(56)	$(168,656)	$4,805

	Three and Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2019	924	$—	$164,458	$60	$(157,716)	$6,802
Stock based compensation—employees	—	—	158	—	—	158
Issuance of common stock - 2019 Offerings, net	952	—	5,412	—	—	5,412
Unrealized loss on foreign currency translation	—	—	—	(76)	—	(76)
Net loss	—	—	—	—	(4,617)	(4,617)
Balance, March 31, 2019	1,876	—	170,028	(16)	(162,333)	7,679
Stock based compensation—employees	—	—	102	—	—	102
Issuance of common stock - Iliad conversions	51	—	350	—	—	350
Increase in fair value of embedded conversion option	—	—	547	—	—	547
Unrealized gain on foreign currency translation	—	—	—	35	—	35
Net loss	—	—	—	—	(3,773)	(3,773)
Balance, June 30, 2019	1,927	—	171,027	19	(166,106)	4,940
Stock based compensation—employees	—	—	57	—	—	57
Issuance of common stock - Iliad exchanges	174	—	612	—	—	612
Unrealized gain on foreign currency translation	—	—	—	(120)	—	(120)
Net loss	—	—	—	—	1,975	1,975
Balance, September 30, 2019	2,101	$—	$171,696	$(101)	$(164,131)	$7,464
See Notes to Unaudited Condensed Consolidated Financial Statements.

Cancer Genetics, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,232)	$(6,415)
Income from discontinuing operations	(74)	(561)
Net loss from continuing operations	(4,306)	(6,976)

Adjustments to reconcile net loss to net cash used in operating activities, continuing operations:
Depreciation	130	53
Amortization	332	328
Stock-based compensation	152	226
Impairment of goodwill	—	2,873
Change in fair value of warrant liability, acquisition note payable and other derivatives	(137)	(331)
Amortization of operating lease right-of-use assets	154	123
Change in fair value of siParadigm Earn-Out	66	982
Amortization of discount on debt and debt issuance costs	71	470
Loss on extinguishment of debt	120	256
Interest added to Convertible Note	—	268
Changes in:
Accounts receivable	(72)	(36)
Other current assets	(203)	(422)
Other non-current assets	(3)	(2)
Accounts payable, accrued expenses and deferred revenue	400	1,516
Due to Interpace Biosciences, Inc.	421	—
Obligations under operating leases	(183)	(156)
Net cash used in operating activities, continuing operations	(3,058)	(828)
Net cash used in operating activities, discontinuing operations	(514)	(5,309)
Net cash used in operating activities	(3,572)	(6,137)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(39)	(21)
Distribution from Joint Venture	36	—
Receipts from Excess Consideration Note	888	—
Net cash provided by (used in) investing activities, continuing operations	885	(21)
Net cash provided by investing activities, discontinuing operations	78	3,044
Net cash provided by investing activities	963	3,023
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on obligations under finance leases	(66)	(36)
Proceeds from offerings of common stock, net of certain offering costs	—	5,412
Payments on Advance from NovellusDx, Ltd.	(350)	—
Net cash provided by (used in) financing activities, continuing operations	(416)	5,376
Net cash used in financing activities, discontinuing operations	—	(115)
Net cash provided by (used in) financing activities	(416)	5,261

Effect of foreign exchange rates on cash and cash equivalents and restricted cash	(72)	(161)
Net increase (decrease) in cash and cash equivalents and restricted cash	(3,097)	1,986
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Beginning	4,230	511
Ending	$1,133	$2,497

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED
CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$1,133	$2,147
Restricted cash	—	350
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$1,133	$2,497

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$11	$1,185
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in VentureEast settlement	$12	$—
Fair value of common stock exchanged to settle Note Payable	1,578	—
Right of use assets obtained through operating leases	27	—
Fixed assets obtained through finance leases	17	145
Conversion of debt and accrued interest into common stock	—	350
Increase in fair value of conversion option	—	547
Exchanges of principal on Convertible Note for common stock	—	612
Disposal of Clinical Business:
Goodwill	$—	$1,188
Accounts payable and accrued expenses	—	(287)
Gain on disposal of Clinical Business	—	1,222
Earn-Out from siParadigm	—	(2,269)
Advance from siParadigm, net of repayments	—	974
Net cash received in disposal of Clinical Business	$—	$828
Disposal of BioPharma Business:
Accounts receivable	$—	$4,145
Other current assets	—	1,142
Fixed assets	—	2,998
Operating lease right-of-use assets	—	1,969
Patents and other intangible assets	—	42
Goodwill	—	10,106
Accounts payable and accrued expenses	—	(6,351)
Obligations under operating leases	—	(2,110)
Obligations under finance leases	—	(451)
Deferred revenue	—	(1,046)
Line of credit	—	(2,665)
Term note	—	(6,000)
Gain on disposal of BioPharma Business	—	7,274
Note receivable from IDXG	—	(6,795)
Net cash received in disposal of BioPharma Business	$—	$2,258

See Notes to Unaudited Condensed Consolidated Financial Statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.     Organization, Description of Business, Merger Agreement, Basis of Presentation, Reclassifications, Reverse Stock Split and Business Disposals

Cancer Genetics, Inc. (the "Company" or "CGI") supports the efforts of the biotechnology and pharmaceutical industries to develop innovative new drug therapies. Until the closing of the Business Disposals (as defined below) in July 2019, the Company was an emerging leader in enabling precision medicine in oncology by providing multi-disciplinary diagnostic and data solutions, facilitating individualized therapies through its diagnostic tests, services and molecular markers. Following the Business Disposals described below, the Company currently has an extensive set of anti-tumor referenced data based on predictive xenograft and syngeneic tumor models from the acquisition of vivoPharm, Pty Ltd. (“vivoPharm”) in 2017, to provide Discovery Services such as contract research services, focused primarily on unique specialized studies to guide drug discovery and development programs in the oncology and immuno-oncology fields.

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

Merger Agreement

On August 24, 2020, the Company announced the entry into an Agreement and Plan of Merger and Reorganization dated August 21, 2020 (“Merger Agreement”) between the Company, StemoniX, Inc., a Minnesota corporation (“StemoniX”), and CGI Acquisition, Inc., a Minnesota corporation and wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub will merge with and into StemoniX, with StemoniX surviving the merger and becoming a direct, wholly-owned subsidiary of the Company (the “Merger”). The transaction is structured as a reverse merger with StemoniX as the acquirer for accounting purposes.

Pursuant to, and subject to the conditions of, the Merger Agreement, each share of common stock of StemoniX (other than Dissenting Shares (as defined in the Merger Agreement)), issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) shall be automatically converted into the right to receive an amount of shares of common stock, par value $0.0001 per share, of the Company (“CGI Common Stock”) equal to the Exchange Ratio (as defined in the Merger Agreement). All options to purchase shares of StemoniX Common Stock (“StemoniX Options”) outstanding immediately prior to the Effective Time, whether vested or unvested, will be converted into a stock option to purchase shares of CGI Common Stock, proportionately adjusted based on the Exchange Ratio. All warrants to purchase shares of StemoniX Common Stock (“StemoniX Warrants”) outstanding immediately prior to the Effective Time will be cancelled and converted into the right to receive the same consideration such warrantholder would have received had they exercised the StemoniX Warrants immediately prior to the merger, based on the Exchange Ratio, net of the exercise price. As a result, immediately following the Effective Time, but prior to the proportionate dilution to come from the contemplated private placement that is a condition of the merger (the “Private Placement”), the former StemoniX shareholders will hold approximately 78% of the outstanding shares of CGI Common Stock (which outstanding shares, the “Deemed Outstanding Shares”, in this context, includes the CGI Common Stock issuable on a net exercise basis with respect to any in-the-money CGI options, in-the-money CGI warrants, in-the-money StemoniX Options and in-the-money StemoniX Warrants but does not include any shares issued in the Private Placement) and the stockholders of CGI, will retain ownership of approximately 22% of the Deemed Outstanding Shares, with such percentages subject to certain closing adjustments based on the Net Cash (as defined in the Merger Agreement) held by each company (such adjustment, the “Net Cash Adjustment”) and, proportionately for all equity holders of the post-merger company, dilution from the Private Placement. The exact number of shares of CGI Common Stock that will be issued to StemoniX shareholders will be fixed immediately prior to the Effective Time to reflect the capitalization of CGI as of immediately prior to such time as well as the Net Cash Adjustment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions for interim reporting as prescribed by the Securities and Exchange Commission ("SEC"). Accordingly,

they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2019, filed with the SEC on May 29, 2020. The condensed consolidated balance sheet as of December 31, 2019, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. Interim financial results are not necessarily indicative of the results that may be expected for any future interim period or for the year ending December 31, 2020.

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

The Company and Buyer also entered into a transition services agreement (the “TSA”) pursuant to which the Company and Buyer are providing certain services to each other to accommodate the transition of the BioPharma Business to Buyer. In particular, the Company agreed to provide to Buyer, among other things, certain personnel services, payroll processing, administration services and benefit administration services, for a reasonable period commencing July 15, 2019, subject to the terms and conditions of the TSA, in exchange for payment or reimbursement, as applicable, by Buyer for the costs related thereto, including salaries and benefits for certain of the Company’s BioPharma employees during the transition period. The Buyer paid for certain costs of the Company under the TSA with respect to a limited number of employees and professionals. Such shared services amounted to $10 thousand and $208 thousand for the quarter and the nine months ended September 30, 2020, respectively. In addition, the Buyer was reimbursing the Company, in part, for the salaries and benefits of John A. Roberts, the Company’s Chief Executive Officer, and Glenn Miles, the Company’s Chief Financial Officer through July 2020. The reimbursed portion of such salaries and benefits amounted to $5 thousand and $155 thousand for the quarter and nine months ended September 30, 2020, respectively. Including the amounts due under the TSA described above, the net amount due to the Buyer is approximately $421 thousand at September 30, 2020. The TSA will continue until a mutually-agreed upon end date.

In connection with the closing of the BioPharma Disposal, the SVB ABL and the PFG Term Note were terminated, and all related liens were released.

siParadigm, Inc.

On July 5, 2019, the Company entered into an asset purchase agreement (the “Clinical Agreement”) by and among the Company and siParadigm, LLC (“siParadigm”), pursuant to which the Company sold to siParadigm, certain assets associated with the Company’s clinical laboratory business (the “Clinical Business,” and such assets, the “Designated Assets”), and agreed to cease operating its Clinical Business. The Designated Assets include intellectual property, equipment and customer lists associated with the Clinical Business. The cash consideration paid by siParadigm at closing was approximately $747 thousand, which includes approximately $45 thousand for certain equipment plus a $1.0 million advance payment of the Earn-Out (as defined below), less adjustments and costs of approximately $298 thousand. The Clinical Business sale (together with the BioPharma Disposal, the “Business Disposals”) was completed on July 8, 2019.

The Earn-Out, to be paid over the 24 months post-closing, is based on fees for all tests performed by siParadigm for the Company’s clinical customers during the 12-month period following the closing (the “Earn-Out”). The Company has netted the Earn-out and Advance from siParadigm as of September 30, 2020 as all amounts are fixed and determinable and the Company and siParadigm intend to offset. At September 30, 2020, the net Earn-Out receivable from siParadigm was approximately $141 thousand.

Under the Clinical Agreement, the Company agreed to certain non-competition and non-solicitation provisions, including that it cease performing certain clinical tests and will not solicit or seek business from certain of its customers (other than for the Company’s other lines of business) for a period of three years following the closing date (through July 2022).

The Business Disposals have been classified as discontinuing operations in conformity with GAAP. Accordingly, BioPharma and Clinical operations and balances have been reported as discontinuing operations and removed from all financial disclosures of continuing operations. As permitted by Accounting Standards Codification (“ASC”) 205-20, the Company elected to allocate approximately $22 thousand and $1.5 million of interest expense on the convertible promissory note (“Convertible Note”) to Iliad Research and Trading, L.P. (“Iliad”) and Advance from NovellusDx, Ltd. (“NDX”) that was not required to be repaid to discontinuing operations during the three and nine months ended September 30, 2019, respectively. Unless otherwise indicated, information in these notes to unaudited condensed consolidated financial statements relates to continuing operations.

Note 2. Going Concern

At September 30, 2020, the Company's history of losses required management to assess its ability to continue operating as a going concern, according to ASC 2015-40, Going Concern. Even after the disposal of the Company's BioPharma Business and Clinical Business discussed in Note 1, the Company does not project that cash at September 30, 2020 along with the proceeds from the October 2020 offering will be sufficient to fund normal operations for the twelve months from the issuance of these financial statements in the Quarterly Report on Form 10-Q. Absent the Merger, the Company's ability to continue as a going concern is dependent on reduced losses and improved future cash flows. Alternatively, the Company may be required to raise additional equity or debt capital, or consummate other strategic transactions. These factors raise substantial doubt about the Company's ability to continue as a going concern for the twelve months from the issuance of these financial statements in the Quarterly Report on Form 10-Q. The Company can provide no assurance that these actions will be successful or that additional sources of financing will be available on favorable terms, if at all.

The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. In addition, the Company is located in New Jersey and was under a shelter-in-place mandate. Many of the Company's customers worldwide were similarly impacted. The global outbreak of the COVID-19 continues to rapidly evolve, and the extent to which the COVID-19 may impact the Company's business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. As a healthcare provider, the Company is still providing Discovery Services and began to experience a slowdown in project work as a result of the COVID-19 pandemic during the third quarter of 2020 and expects the progress of many projects may be delayed. The Company continues to vigilantly monitor the situation with its primary focus on the health and safety of its employees and clients.

In response to COVID-19, the Australian government has provided the Company various grants totaling $251 thousand. The Job Keeper Allowance was provided to supplement employee wages and totaled $99 thousand and $155 thousand for the three and nine months ended September 30, 2020, respectively. An additional $47 thousand and $90 thousand relates to cash boost payments received as a reimbursement of payroll taxes during the three and nine months ended September 30, 2020, respectively. The final $6 thousand relates to small business grants received during the nine months ended September 30, 2020. These grants are recorded as other income.

Note 3. Discontinuing Operations

As described in Note 1, the Company sold its BioPharma Business and Clinical Business in July 2019. In conjunction with the BioPharma Disposal, the Company repaid its debt to SVB and PFG. The Company elected to allocate approximately $22 thousand and $1.5 million of interest expense from the Convertible Note and Advance from NDX to discontinuing operations during the three and nine months ended September 30, 2019. Revenue and other significant accounting policies associated with the discontinuing operations have not changed since the most recently filed audited financial statements as of and for the year ended December 31, 2019.

Summarized results of the Company's unaudited condensed consolidated discontinuing operations are as follows for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$—	$428	$—	$10,066
Cost of revenues	—	567	—	7,667
Gross profit	—	(139)	—	2,399
Operating expenses:
Research and development	—	47	—	937
General and administrative	(9)	796	(83)	4,306
Sales and marketing	—	15		1,528
Restructuring costs	—	100	—	100
Transaction costs	9	—	9	651
Impairment of patents and other intangible assets	—	601	—	601
Total operating expenses	—	1,559	(74)	8,123
Income (loss) from discontinuing operations	—	(1,698)	74	(5,724)
Other income (expense):
Interest expense	—	(38)	—	(2,211)
Gain on disposal of Clinical Business	—	1,222	—	1,222
Gain on disposal of BioPharma Business	—	7,274	—	7,274
Total other income (expense)	—	8,458	—	6,285
Net income (loss) from discontinuing operations	$—	$6,760	$74	$561

Unaudited condensed consolidated carrying amounts of major classes of assets and liabilities from discontinuing operations were as follows as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Current assets of discontinuing operations:
Accounts receivable, net of allowance for doubtful accounts of $4,518 in 2020; $4,536 in 2019	$—	$71
Current assets of discontinuing operations	$—	$71

Current liabilities of discontinuing operations
Accounts payable and accrued expenses	$578	$1,137
Due to Interpace Biosciences, Inc.	—	92
Current liabilities of discontinuing operations	$578	$1,229

Cash flows used in operating activities of discontinuing operations consisted of the following for the nine-months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Income from discontinuing operations	$74	$561

Adjustments to reconcile income from discontinuing operations to net cash used in operating activities, discontinuing operations
Depreciation	—	542
Amortization	—	613
Provision for bad debts	(28)	323
Accounts payable settlements	(43)	—
Stock-based compensation	(8)	91
Amortization of operating lease right-of-use assets	—	436
Amortization of discount of debt and debt issuance costs	—	601
Loss on extinguishment of debt	—	328
Interest added to Convertible Note	—	343
Gain on disposal of Clinical buisness	—	(1,222)
Gain on disposal of BioPharma buisness	—	(7,274)
Change in working capital components:
Accounts receivable	99	711
Other current assets	—	277
Other non-current assets	—	2
Accounts payable, accrued expenses and deferred revenue	(516)	(1,273)
Obligations under operating leases	—	(368)
Due to Interpace Biosciences, Inc.	(92)	—
Net cash used in operating activities, discontinuing operations	$(514)	$(5,309)

Note 4.     Revenue

The Company has remaining performance obligations as of September 30, 2020 and December 31, 2019 of $798 thousand and $1.2 million, respectively. Deferred revenue of $1.2 million from December 31, 2019 was recognized as revenue in the nine months ended September 30, 2020. Of the remaining performance obligations as of September 30, 2020, approximately $798 thousand are expected to be recognized as revenue in the next twelve months.

During the three and nine months ended September 30, 2020, four customers accounted for approximately 66% and 63%, respectively, of the Company's consolidated revenue from continuing operations. During the three and nine months ended September 30, 2019, four customers accounted for approximately 83% and 79%, respectively, of the Company's consolidated revenue from continuing operations.

During the three and nine months ended September 30, 2020, approximately 58% and 35%, respectively, of the Company's continuing operations revenue was earned outside the United States and collected in local currency. During the three and nine months ended September 30, 2019, those amounts were approximately 22% and 24%.

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

The following table summarizes equivalent units outstanding that were excluded from the earnings per share calculation because their effects were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common stock purchase warrants	279	279	279	279
Stock options	71	68	71	68
Convertible Note	—	206	—	206
Advance from NDX	—	98	—	98
	350	651	350	651

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

The components of operating and finance lease expense were as follows for the three and nine months ended September 30, 2020 and 2019, respectively, for continuing operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of use assets	$25	11	59	27
Interest on lease liabilities	3	4	10	9
Operating lease cost	60	43	176	130
Short-term lease cost	40	14	85	68
Variable lease cost	17	29	35	74
	$145	$101	$365	$308

Supplemental cash flow related to leases of the Company's continuing operations was as follows for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash paid amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$59	$54	$175	$164
Financing cash flows used for finance leases	43	11	66	36

Other supplemental information related to leases of the Company's continuing operations was as follows at September 30, 2020 and 2019, respectively:

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Weighted average remaining lease term (in years)
Operating leases	1.31	1.24
Finance leases	3.04	3.97

Weighted average discount rate
Operating leases	8.18%	7.97%
Finance leases	8.54%	9.07%

At September 30, 2020, future estimated minimum lease payments under non-cancelable operating leases were as follows (in thousands):

	Finance Leases	Operating Leases	Total
2020 (remaining 3 months)	$22	$26	$48
2021	46	24	70
2022	36	12	48
2023	36	2	38
2024	9	—	9
Total minimum lease payments	$149	64	213
Less amount representing interest	17	16	33
Present value of net minimum obligations	132	48	180
Less current obligation under finance and operating leases	53	38	91
Long-term obligation under finance and operating leases	$79	$10	$89

Note 7. Financing

Advance from NDX

On September 18, 2018, the Company entered into a merger agreement with NDX. In connection with signing the merger agreement, NDX loaned the Company $1.5 million. On October 21, 2019, the Company and NDX entered into a settlement agreement (“NDX Settlement Agreement”). The NDX Settlement Agreement required the Company to pay $100 thousand on the date of execution and $1.0 million upon receipt of proceeds from the Excess Consideration Note. The $1.0 million payment was made in October 2019. As a result of such payment, pursuant to the NDX Settlement Agreement, the balance of the Advance from NDX was reduced to $450 thousand and each party released the other from all claims under the original credit agreement and the Merger Agreement. The remaining amount due was to be paid in nine monthly payments of $50 thousand commencing in November 2019. If the Company fails to make any of the required monthly payments, NDX may convert all, but not less than all, of the amounts then owing into a number of shares of the Company’s common stock at a conversion price of $4.50 per share. The NDX Settlement Agreement adjusted the interest rate of the obligation to 0%. In July 2020, the Company paid the final $50 thousand on the Advance from NDX.

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

Between June 3, 2020 and June 9, 2020, the Company issued an aggregate of approximately 153 thousand shares of the Company's common stock, with a fair value of $531 thousand, to Atlas Sciences in exchange for the return to the Company of $500 thousand of principal amount from its unsecured promissory note. Between July 23, 2020 and September 23, 2020, the Company issued an aggregate of approximately 246 thousand shares of the Company's common stock, with a fair value of $1.05 million, to Atlas Sciences in exchange for the return to the Company of the remaining principal and interest from its unsecured promissory note.

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

At September 30, 2020, 25 thousand shares remain available for future awards under the 2011 Plan. On January 2, 2020, the Company granted 20 thousand options to key employees. The options will vest in equal monthly installments over the next twelve months and have an exercise price of $5.53 per share.

A summary of employee and non-employee stock option activity for the nine months ended September 30, 2020 for both continuing and discontinuing employees is as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares (in thousands)	Weighted- Average Exercise Price
Outstanding January 1, 2020	64	$113.63	7.48	$24
Granted	20	5.53
Cancelled or expired	(13)	109.42
Outstanding September 30, 2020	71	$83.90	6.76	$—
Exercisable September 30, 2020	59	$98.42	6.38	$—

Aggregate intrinsic value represents the difference between the fair value of the Company's common stock and the exercise price of outstanding, in-the-money options.

As of September 30, 2020, total unrecognized compensation cost related to non-vested stock options granted to employees was approximately $110 thousand for continuing operations, which the Company expect to recognize over the next 1.81 years.

The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (the period of time that the options granted are expected to be outstanding), the volatility of the Company's common stock, a risk-free interest rate, and expected dividends. Forfeitures will be recorded when they occur. No compensation cost is recorded for options that do not vest. Due to significant changes in the Company's business, the Company used the simplified calculation of expected life described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, and volatility is based on the historical volatility of the Company's common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company used an expected dividend yield of zero, as it does not anticipate paying any dividends in the foreseeable future.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted to continuing and discontinuing employees during the periods presented:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2020	2019
Volatility	94.57%	110.43%	93.86%
Risk free interest rate	1.84%	1.68%	1.95%
Dividend yield	0.00%	0.00%	0.00%
Term (years)	5.27	5.27	5.44
Weighted-average fair value of options granted during the period	$3.23	$4.45	$4.32

The Company did not grant stock options during the three months ended September 30, 2020.

Restricted stock awards have been granted to employees, directors and consultants as compensation for services. At September 30, 2020, there was no unrecognized compensation cost related to non-vested restricted stock granted to employees and directors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$3	$4	$10	$12
General and administrative	36	36	142	214
Total stock-based compensation related to continuing operations	$39	$40	$152	$226

During the nine months ended September 30, 2020, the Company recognized approximately $(8) thousand of stock-based compensation (benefit) related to discontinuing operations. During the three and nine months ended September 30, 2019, the Company recognized approximately $35 thousand and $91 thousand, respectively, of stock-based compensation related to discontinuing operations.

Note 9. Warrants

The following table summarizes the warrant activity for the nine months ended September 30, 2020 (in thousands, except exercise price):

Issued With / For	Exercise Price		Warrants Outstanding January 1, 2020	2020 Warrants Issued	2020 Warrants Expired	Warrants Outstanding September 30, 2020
Non-Derivative Warrants:
Financing	$300.00		8	—	—	8
Financing	450.00		9	—	—	9
2015 Offering	150.00		115	—	—	115
2017 Debt	27.60		15	—	—	15
2019 Offering	7.43		31	—	—	31
2019 Offering	7.59		35	—	—	35
Total non-derivative warrants	115.54	B	213	—	—	213
Derivative Warrants:
2016 Offerings	67.50	A	66	—	—	66
Total derivative warrants	67.50	B	66	—	—	66
Total	$104.18	B	279	—	—	279

AThese warrants are subject to fair value accounting and contain a contingent net cash settlement feature. See Note 10.
BWeighted-average exercise prices are as of September 30, 2020.

Note 10. Fair Value of Warrants

The following table summarizes the derivative warrant activity subject to fair value accounting for the nine months ended September 30, 2020 (in thousands):

Issued with/for	Fair value of warrants outstanding as of December 31, 2019	Change in fair value of warrants	Fair value of warrants outstanding as of September 30, 2020
2016 Offerings	$178	$(133)	$45

The derivative warrants issued as part of the 2016 Offerings are valued using a probability-weighted Binomial model. The following tables summarize the assumptions used in computing the fair value of derivative warrants subject to fair value accounting at September 30, 2020 and December 31, 2019.

2016 Offerings	As of September 30, 2020	As of December 31, 2019
Exercise price	$67.50	$67.50
Expected life (years)	1.33	2.08
Expected volatility	164.40%	150.69%
Risk-free interest rate	0.12%	1.58%
Expected dividend yield	—%	—%

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
The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	September 30, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$45	$—	$—	$45
	$45	$—	$—	$45

	December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Earn-Out from siParadigm	$1,103	$—	$—	$1,103
	$1,103	$—	$—	$1,103

Liabilities:
Warrant liability	$178	$—	$—	$178
Notes payable	16	—	—	16
	$194	$—	$—	$194

At December 31, 2019, the Company had a liability payable to VenturEast from a prior acquisition. The liability to VenturEast was settled during the nine months ended September 30, 2020 with 3 thousand shares of common stock at a value of $4.20 per common share and following two payments of $50 thousand. The cash payments were recorded in general and administrative expense on the consolidated statement of operations and other comprehensive loss. During the three months ended September 30, 2020 and 2019, the Company recognized gains of approximately $0 and $5 thousand, respectively, due to the change in value of the note. During nine months ended September 30, 2020 and 2019, the Company recognized gains of approximately $4 thousand and $12 thousand, respectively, due to the change in value of the note.

At September 30, 2020, the warrant liability consists of stock warrants issued as part of the 2016 Offerings that contain contingent net settlement features. In accordance with derivative accounting for warrants, the Company calculated the fair value of warrants and the assumptions used are described in Note 10, “Fair Value of Warrants.” During the three months ended September 30, 2020 and 2019, the Company recognized gains (losses) of approximately $(19) thousand and $34 thousand, respectively, on the derivative warrants due to the increase or decrease in its stock price. During nine months ended September 30, 2020 and 2019, the Company recognized gains of approximately $133 thousand and $233 thousand, respectively, on the derivative warrants due to the decrease in its stock price.

At September 30, 2020, the earn-out amount from siParadigm was fixed and no longer subject to fair value accounting.

Realized and unrealized gains and losses related to the change in fair value of the earn-out receivable from siParadigm, VenturEast note and warrant liability are included in other income (expense) on the Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss.

The following table summarizes the activity of the earn-out receivable from siParadigm, the note payable to VenturEast and of the Company's derivative warrants, which were measured at fair value using Level 3 inputs (in thousands):

	Assets	Liabilities
	Earn-Out
	from	Note Payable	Warrant
	siParadigm	to VenturEast	Liability
Fair value at January 1, 2020	$1,103	$16	$178
Receipts received during period	(288)	—	—
Change in fair value	(66)	(4)	(133)
Removed from fair value accounting	(749)	—	—
Settlement of liability	—	(12)	—
Fair value at September 30, 2020	$—	$—	$45

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

The Company has a net receivable due from the JV of approximately $10 thousand at September 30, 2020, which is included in other assets in the Unaudited Condensed Consolidated Balance Sheets. The JV was dissolved effective February 14, 2020, and the dissolution terms include an estimated final cash distribution from the JV to the Company of approximately $92 thousand, to be paid as soon as practicable. The Company received the first payment of $36 thousand in April 2020, which is consistent with the dissolution terms. At September 30, 2020 the remaining cash distribution of $56 thousand is expected to be paid from the JV. There was no other activity during the nine months ended September 30, 2020 and 2019.

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

In addition, on June 1, 2018, September 20, 2018, and September 25, 2018, purported stockholders of the Company filed nearly identical derivative lawsuits on behalf of the Company in the U.S. District Court for the District of New Jersey against the Company (as a nominal defendant) and current and former members of the Company’s Board of Directors and current and former officers of the Company. The three cases are captioned: Bell v. Sharma et al., No. 2:18-cv-10009-CCC-MF, McNeece v. Pappajohn et al., No. 2:18-cv-14093, and Workman v. Pappajohn, et al., No. 2:18-cv-14259 (the “Derivative Litigation”). The complaints allege claims for breach of fiduciary duty, violations of Section 14(a) of the Securities Exchange Act of 1934 (premised upon alleged omissions in the Company’s 2017 proxy statement), and unjust enrichment, and allege that the individual defendants failed to implement and maintain adequate controls, which resulted in ineffective disclosure controls and procedures, and conspired to conceal this alleged failure. The lawsuits seek, among other things, damages and/or restitution to the Company, appropriate equitable relief to remedy the alleged breaches of fiduciary duty, and attorneys’ fees and costs. On November 9, 2018, the Court in the Bell v. Sharma action entered a stipulation filed by the parties staying the Bell action until the Securities Litigation is dismissed, with prejudice, and all appeals have been exhausted; or the defendants’ motion to dismiss in the Securities Litigation is denied in whole or in part; or either of the parties in the Bell action gives 30 days’ notice that they no longer consent to the stay. On December 10, 2018, the parties in the McNeece action filed a stipulation that is substantially identical to the Bell stipulation. On February 1, 2019, the Court in the Workman action granted a stipulation that is substantially identical to the Bell stipulation. On May 15, 2020, the plaintiffs in the Workman action filed a notice of voluntary dismissal to the original action and have formally withdrawn. On May 18, 2020, the plaintiffs in the McNeece action filed a notice of voluntary dismissal to the original action and have formally withdrawn. On June 22, 2020, the plaintiffs in the Bell action voluntarily dismissed their action. Based upon the above dismissals of the securities class action litigation, the Company believes this matter is closed. The Company was expensing legal costs associated with the loss contingency as incurred.

On November 10, 2020, a purported stockholder of the Company filed a complaint against the Company, CGI Acquisition, Inc., the directors of the Company and StemoniX, Inc. in the District Court of Delaware, entitled, Jason Kauffman v. Cancer Genetics, Inc. et al.. The complaint alleges that the Company’s Registration Statement on Form S-4, as filed with the SEC on October 16, 2020 (the “Registration Statement”), omitted to disclose certain material information allegedly necessary to make statements made in the Registration Statement not misleading and/or false, in violation of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 14a-9 promulgated thereunder. The complaint seeks injunctive relief enjoining the Merger and costs, among other remedies.

The Company believes that the claim asserted in this lawsuit is without merit and intends to vigorously defend the Company, CGI Acquisition, Inc. and the director defendants against this claim, however, there can be no assurance that the defendants will prevail in such lawsuit. The Company is not able to estimate any possible loss from this litigation at this time. It is possible that additional lawsuits may be filed in connection with the proposed Merger with StemoniX, Inc.

Note 15. Sale of Net Operating Losses
On April 4, 2019, the Company sold $11,638,516 of gross State of New Jersey NOL’s relating to the 2017 tax year as well as $71,968 of state research and development tax credits. The sale resulted in the net receipt by the Company of approximately $512,000, which is included in the income tax benefit line on the Condensed Consolidated Statements of Operations and Other Loss for the nine months ended September 30, 2019.

Note 16. Subsequent Events

On October 28, 2020 the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC (“H.C. Wainwright”), relating to an underwritten public offering of approximately 1.6 million shares of common stock, including approximately 0.2 million shares subject to an option to purchase additional shares, which option was exercised in full on October 30, 2020, at a price to the public of $2.20 per share. The Company received gross proceeds from the offering of approximately $3.5 million, less underwriting discounts and commissions and estimated offering expenses payable by the Company of approximately $534 thousand. In addition, H.C. Wainwright received warrants to purchase approximately 94 thousand shares of common stock at $2.42 per share.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the “Company” and "CGI" refer to Cancer Genetics, Inc. and its wholly owned subsidiaries at September 30, 2020: Cancer Genetics Italia, S.r.l., Gentris, LLC, and vivoPharm Pty, Ltd, except as expressly indicated or unless the context otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of the Company's financial condition and its historical results of operations for the periods presented. This MD&A should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the SEC on May 29, 2020. This MD&A may contain forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” below. The share numbers in the following discussion reflect a 1-for-30 reverse stock split that the Company effected October 24, 2019.

Overview

Cancer Genetics, Inc. supports the efforts of the biotechnology and pharmaceutical industries to develop innovative new drug therapies. Following the Business Disposals, the Company currently has an extensive set of anti-tumor referenced data based on predictive xenograft and syngeneic tumor models from the acquisition of vivoPharm, Pty Ltd. (“vivoPharm”) in 2017, to provide Discovery Services such as contract research services, focused primarily on unique specialized studies to guide drug discovery and development programs in the oncology and immuno-oncology fields. vivoPharm is a contract research organization (“CRO”) that specializes in planning and conducting unique, specialized studies to guide drug discovery and development programs with a concentration in oncology and immuno-oncology. These studies range from early compound selection to developing comprehensive sets of in vitro and in vivo data, as needed for U.S. Food and Drug Administration (“FDA”) Investigational New Drug (“IND”) applications.

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

The Company does not project that cash at September 30, 2020, will be sufficient to fund normal operations for the twelve months from the issuance of these financial statements in the Quarterly Report on Form 10-Q. Absent the Merger, the Company's ability to continue as a going concern is dependent on reduced losses and improved future cash flows. Alternatively, the Company may be required to raise additional equity or debt capital, or consummate other strategic transactions. The Company can provide no assurance that these actions will be successful or that additional sources of financing will be available on favorable terms, if at all. These factors raise substantial doubt about the Company's ability to continue as a going concern for the next twelve months from the issuance of this Quarterly Report on Form 10-Q.

Merger Agreement

On August 24, 2020, Cancer Genetics, Inc. (the “Company”) announced the entry into an Agreement and Plan of Merger and Reorganization, dated August 21, 2020 (“Merger Agreement”) between the Company, StemoniX, Inc., a Minnesota corporation (“StemoniX”), and CGI Acquisition, Inc., a Minnesota corporation and wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub will merge with and into StemoniX, with StemoniX surviving the merger and becoming a direct, wholly-owned subsidiary of CGIX (the “Merger”). The transaction is structured as a reverse merger with StemoniX as the acquirer for accounting purposes.

Pursuant to, and subject to the conditions of, the Merger Agreement, each share of common stock of StemoniX (other than Dissenting Shares (as defined in the Merger Agreement)), issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) shall be automatically converted into the right to receive an amount of shares of common stock, par value $0.0001 per share, of the Company (“CGI Common Stock”) equal to the Exchange Ratio (as defined in the Merger Agreement). All options to purchase shares of StemoniX Common Stock (“StemoniX Options”) outstanding immediately prior to the Effective Time, whether vested or unvested, will be converted into a stock option to purchase shares of CGI Common Stock, proportionately adjusted based on the Exchange Ratio. All warrants to purchase shares of StemoniX Common Stock (“StemoniX Warrants”) outstanding immediately prior to the Effective Time will be cancelled and converted into the right to receive the same consideration such warrantholder would have received had they exercised the StemoniX Warrants immediately prior to the merger, based on the Exchange Ratio, net of the exercise price. As a result, immediately following the Effective Time, but prior to the proportionate dilution to come from the contemplated private placement that is a condition of the merger (the “Private Placement”), the former StemoniX shareholders will hold approximately 78% of the outstanding shares of CGI Common Stock (which outstanding shares, the “Deemed Outstanding Shares”, in this context, includes the CGI Common Stock issuable on a net exercise basis with respect to any in-the-money CGI options, in-the-money CGI warrants, in-the-money StemoniX Options and in-the-money StemoniX Warrants but does not include any shares issued in the Private Placement) and the stockholders of CGI, will retain ownership of approximately 22% of the Deemed Outstanding Shares, with such percentages subject to certain closing adjustments based on the Net Cash (as defined in the Merger Agreement) held by each company (such adjustment, the “Net Cash Adjustment”) and, proportionately for all equity holders of the post-merger company, dilution from the Private Placement. The exact number of shares of CGI Common Stock that will be issued to StemoniX shareholders will be fixed immediately prior to the Effective Time to reflect the capitalization of CGI as of immediately prior to such time as well as the Net Cash Adjustment.

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

Pursuant to the BioPharma Agreement, Buyer purchased from PFG certain assets and assumed certain liabilities of the Company relating to the BioPharma Business, providing as gross consideration $23.5 million, less certain closing adjustments totaling $2.0 million, of which $7.7 million was paid in the form of a promissory note issued by Buyer to the Company (the “Excess Consideration Note”) and the remainder was paid to PFG in cash. PFG utilized the cash proceeds to satisfy the outstanding balances of the Silicon Valley Bank (“SVB”) asset-based revolving line of credit (“ABL”) and the $6.0 million term note to PFG (“PFG Term Note”), and to satisfy certain transaction expenses. The balance of approximately $2.3 million was delivered to the Company along with the Excess Consideration Note. The Excess Consideration Note was settled on October 24, 2019 for $6.0 million. The Buyer withheld from the settlement of the Excess Consideration Note approximately $775 thousand for a net worth adjustment (assets less liabilities) of the BioPharma business (“Net Worth”), $153 thousand to secure collection of certain older accounts receivable of the Company purchased by Buyer (“AR Holdback”) and an additional $735 thousand as security for indemnification obligations of the Company (“Indemnification Holdback”). The Company received the full amounts of the AR Holdback and the Indemnification Holdback in April and May 2020, respectively.

The Company and Buyer also entered into a transition services agreement (the “TSA”) pursuant to which the Company and Buyer are providing certain services to each other to accommodate the transition of the BioPharma Business to Buyer. In particular, the Company agreed to provide to Buyer, among other things, certain personnel services, payroll processing, administration services and benefit administration services, for a period not to exceed six months from July 15, 2019, subject to the terms and conditions of the TSA, in exchange for payment or reimbursement, as applicable, by Buyer for the costs related thereto, including salaries and benefits for certain of the Company’s BioPharma employees during the transition period. The Buyer paid for certain costs of the Company under the TSA with respect to a limited number of employees and professionals. Such shared services amounted to $10 thousand and $208 thousand for the quarter and the nine months ended September 30, 2020, respectively. In addition, the Buyer was reimbursing the Company, in part, for the salaries and benefits of John A. Roberts, the Company’s Chief Executive Officer, and Glenn Miles, the Company’s Chief Financial Officer through July 2020. The reimbursed portion of such salaries and benefits amounted to $5 thousand and $155 thousand for the quarter and nine months ended September 30, 2020, respectively. Including the amounts due under the TSA described above, the net amount due to the Buyer is approximately $421 thousand at September 30, 2020. The TSA will continue until a mutually-agreed upon end date.

siParadigm, Inc.

On July 5, 2019, the Company entered into an asset purchase agreement (the “Clinical Agreement”) by and among the Company and siParadigm, LLC (“siParadigm”), pursuant to which the Company sold to siParadigm, certain assets associated with the Company’s clinical laboratory business (the “Clinical Business,” and such assets, the “Designated Assets”), and agreed to cease operating its Clinical Business. The Designated Assets include intellectual property, equipment and customer lists associated with the Clinical Business, and for a period the Company was providing certain transitional services to siParadigm pursuant to the Clinical Agreement. The cash consideration paid by siParadigm at closing was approximately $747 thousand, which included approximately $45 thousand for certain equipment plus a $1.0 million advance payment of the Earn-Out (as defined below), less adjustments and costs of approximately $298 thousand. The Clinical Business sale (together with the BioPharma Disposal, the “Business Disposals”) was completed on July 8, 2019.

The Earn-Out, to be paid over the 24 months post-closing, is based on fees for all tests performed by siParadigm for the Company’s clinical customers during the 12-month period following the closing (the “Earn-Out”). The Company has netted the Earn-out and Advance from siParadigm as of September 30, 2020 as all months are fixed and determinable and the Company and siParadigm intend to offset. At September 30, 2020, the fair value of the Earn-Out from siParadigm was approximately $141 thousand.

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

2020 Offerings

On October 28, 2020 the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC (“H.C. Wainwright”), relating to an underwritten public offering of approximately 1.6 million shares of common stock, including approximately 0.2 million shares subject to an option to purchase additional shares, which option was exercised in full on October 30, 2020, at a price to the public of $2.20 per share. The Company received gross proceeds from the offering of approximately $3.5 million, less underwriting discounts and commissions and estimated offering expenses payable by the Company of approximately $534 thousand. In addition, H.C. Wainwright received warrants to purchase approximately 94 thousand shares of common stock at $2.42 per share.

Note Payable to Atlas Sciences, LLC

On October 21, 2019, the Company issued an unsecured promissory note to Atlas Sciences, LLC (“Atlas Sciences”), an affiliate of Iliad Research and Trading, L.P. (“Iliad”), for $1.3 million (the “Atlas Sciences Note”). The Company received consideration of $1.3 million, reflecting an original issue discount of $88 thousand and expenses payable by the Company of $10 thousand. The Atlas Sciences Note had a 12-month term and accrued interest at 10% per annum. The proceeds from the Atlas Sciences Note were utilized to partially repay the convertible promissory note issued to Iliad on July 17, 2018 (the "Convertible Note"), which was settled in cash for $2.7 million in October 2019.

Between June 3, 2020 and June 9, 2020, the Company issued an aggregate of approximately 153 thousand shares of the Company's common stock, with a fair value of $531 thousand, to Atlas Sciences in exchange for the return to the Company of $500 thousand of principal amount from its unsecured promissory note. Between July 23, 2020 and September 23, 2020, the Company issued an aggregate of approximately 246 thousand shares of the Company's common stock, with a fair value of $1.05 million, to Atlas Sciences in exchange for the return to the Company of the remaining principal and interest from its unsecured promissory note.

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

General and Administrative Expenses. General and administrative expenses consist principally of personnel-related expenses, professional fees, such as legal, accounting and business consultants, occupancy costs, bad debt and other general expenses. Certain general and administrated expenses were offset by reimbursements due under the TSA through July 2020.

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

Coronavirus (COVID-19) Pandemic. On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. In addition, the Company is located in New Jersey and was under a shelter-in-place mandate. Many of the Company's customers worldwide were similarly impacted. The global outbreak of COVID-19 continues to rapidly evolve, and the extent to which COVID-19 may impact the Company's business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. As a healthcare provider, the Company is still providing Discovery Services and began to experience a slowdown in project work as a result of the COVID-19 pandemic during the third quarter of 2020 and expects the progress of many projects may be delayed. The Company continues to vigilantly monitor the situation with its primary focus on the health and safety of its employees and clients.

Results of Operations

Three Months Ended September 30, 2020 and 2019

The following table sets forth certain information concerning the Company's results of continuing operations for the periods shown:

	Three Months Ended September 30,		Change
(dollars in thousands)	2020	2019	$	%
Revenue	$1,568	$2,069	$(501)	(24)%
Cost of revenues	912	993	(81)	(8)%
General and administrative	1,217	1,239	(22)	(2)%
Sales and marketing	354	322	32	10%
Impairment of goodwill	—	2,873	(2,873)	n/a
Merger costs	454	284	170	60%
Loss from continuing operations	(1,369)	(3,642)	2,273	(62)%
Interest expense, net	(108)	(200)	92	(46)%
Change in fair value of acquisition note payable	—	5	(5)	n/a
Change in fair value of warrant liability	(19)	34	(53)	(156)%
Change in fair value of siParadigm Earn-Out	(1)	(982)	981	(100)%
Other income	146	—	146	n/a
Loss before income taxes	(1,351)	(4,785)	3,434	(72)%
Income tax expense	2	—	2	n/a
Loss from continuing operations	$(1,353)	$(4,785)	$3,432	(72)%

Non-GAAP Financial Information

In addition to disclosing financial results in accordance with United States generally accepted accounting principles (“GAAP”), the table below contains non-GAAP financial measures that the Company believe are helpful in understanding and comparing its past financial performance and its future results. The non-GAAP financial measures disclosed by the Company exclude the non- operating changes in the fair value of derivative instruments. These non-GAAP financial measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations from these results should be carefully evaluated. Management believes that these non-GAAP measures provide useful information about the Company’s core operating results and thus are appropriate to enhance the overall understanding of the Company’s past financial performance and its prospects for the future. The non-GAAP financial measures in the table below include adjusted EBITDA loss from continuing operations.

Reconciliation from GAAP to Non-GAAP Results (in thousands, except per share amounts):

	Three Months Ended September 30,
	2020	2019
Reconciliation of net loss from continuing operations:
Net loss from continuing operations	(1,353)	(4,785)
Adjustments:
Interest expense, net	108	200
Depreciation	40	17
Amortization	118	105
Impairment of goodwill	—	2,873
Stock-based compensation	39	40
Change in fair value of acquisition note payable	—	(5)
Change in fair value of warrant liability	19	(34)
Change in fair value of siParadigm Earn-Out	1	982
Income tax expense (benefit)	2	—
Adjusted EBITDA loss from continuing operations	$(1,026)	$(607)

Adjusted EBITDA loss from continuing operations increased 69% to $1.0 million during the three months ended September 30, 2020, from an adjusted EBITDA loss from continuing operations of $0.6 million during the three months ended September 30, 2019.

Revenue from Continuing Operations

Revenue from continuing operations decreased 24%, or $501 thousand, during the three months ended September 30, 2020 compared to the same period in 2019 principally due to the timing of Discovery Service studies and the impact of COVID-19.

Cost of Revenues from Continuing Operations

Cost of revenues from continuing operations decreased 8%, or $81 thousand, for the three months ended September 30, 2020, principally due to a $170 thousand decrease in lab supplies, offset in part by $100 thousand increase in outsourcing costs. As a result of the changes in revenues and cost of revenues, gross margin from continuing operations decreased to 42% during the three months ended September 30, 2020, down from 52% for the three months ended September 30, 2019. The gross margin declined due to the changes in revenue and cost of revenues discussed above.

Operating Expenses from Continuing Operations

General and administrative expenses from continuing operations decreased 2%, or $22 thousand, to $1.2 million for the three months ended September 30, 2020, from $1.2 million for the three months ended September 30, 2019, principally due to $169 thousand decrease in salaries and a $125 thousand decrease in audit and professional fees, offset in part by $169 thousand increase in taxes and insurance and a $109 thousand increase in depreciation and amortization.

Sales and marketing expenses from continuing operations increased 10%, or $32 thousand, to $354 thousand for the three months ended September 30, 2020 from $322 thousand for the three months ended September 30, 2019. The increase was primarily related to a shift of time spent by key personnel on sales and marketing activities.

Merger costs increased 60% or $170 thousand, to $454 thousand for the three months ended September 30, 2020 from $284 thousand for the three months ended September 30, 2019. Merger costs for the three months ended September 30, 2020 relate to the potential merger with StemoniX. Merger costs for the three months ended September 30, 2019 related to the Business Disposals.

Interest Expense, Net

Net interest expense from continuing operations decreased by $92 thousand during the three months ended September 30, 2020 due to the payoff of various debt agreements that were previously in place during the three months ended September 30, 2019.

Change in Fair Value of Acquisition Note Payable

There was no change in fair value of acquisition note payable during the three months ended September 30, 2020. During the three months ended September 30, 2019, the Company recognized a gain of $5 thousand from the change in fair value of acquisition note payable.

Change in Fair Value of Warrant Liability

Changes in fair value of some of the Company's common stock warrants may impact its quarterly results.  Accounting rules require the Company to record certain of its warrants as a liability, measure the fair value of these warrants each quarter and record changes in that value in earnings. As a result of changes in the Company's stock price, it recognized non-cash loss of $19 thousand and non-cash gain $34 thousand during the three months ended September 30, 2020 and 2019, respectively. The Company may be exposed to non-cash charges, or the Company may record non-cash income, as a result of this warrant exposure in future periods.

Change in Fair Value of siParadigm Earn-Out

During the three months ended September 30, 2020, the Company recognized a $1 thousand reduction in the fair value of the siParadigm Earn-Out due to a decrease in expected future payments. During the three months ended September 30, 2019, the Company recognized a $982 thousand reduction in the fair value of the siParadigm Earn-Out due to a decrease in expected future payments.

Nine Months Ended September 30, 2020 and 2019

The following table sets forth certain information concerning the Company's results of continuing operations for the periods shown:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2020	2019	$	%
Revenue	$4,440	$5,416	$(976)	(18)%
Cost of revenues	2,366	2,729	(363)	(13)%
General and administrative	4,982	4,205	777	18%
Sales and marketing	979	824	155	19%
Impairment of goodwill	—	2,873	(2,873)	n/a
Merger costs	454	284	170	60%
Loss from operations	(4,341)	(5,499)	1,158	(21)%
Interest expense, net	(279)	(1,327)	1,048	(79)%
Change in fair value of acquisition note payable	4	12	(8)	n/a
Change in fair value of other derivatives	—	86	(86)	(100)%
Change in fair value of warrant liability	133	233	(100)	(43)%
Change in fair value of siParadigm Earn-Out	(66)	(982)	916	n/a
Other income (expense)	251	(11)	262	n/a
Loss before income taxes	(4,298)	(7,488)	3,190	(43)%
Income tax expense (benefit)	8	(512)	520	n/a
Loss from continuing operations	$(4,306)	$(6,976)	$2,670	(38)%

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

Reconciliation from GAAP to Non-GAAP Results (in thousands):

	Nine Months Ended September 30,
	2020	2019
Reconciliation of net loss from continuing operations:
Net loss from continuing operations	$(4,306)	(6,976)
Adjustments:
Interest expense, net	279	1,327
Depreciation	130	53
Amortization	332	328
Stock-based compensation	152	226
Impairment of goodwill	—	2,873
Change in fair value of acquisition note payable	(4)	(12)
Change in fair value of other derivatives	—	(86)
Change in fair value of warrant liability	(133)	(233)
Change in fair value of siParadigm Earn-Out	66	982
Income tax expense (benefit)	8	(512)
Adjusted EBITDA loss from continuing operations	$(3,476)	$(2,030)

Adjusted EBITDA loss from continuing operations increased 71% to $3.5 million during the nine months ended September 30, 2020, from an adjusted EBITDA loss from continuing operations of $2.0 million during the nine months ended September 30, 2019.

Revenue from Continuing Operations

Revenue from continuing operations decreased 18%, or $976 thousand, to $4.4 million for the nine months ended September 30, 2020, from $5.4 million for the nine months ended September 30, 2019, principally due to Tissue of Origin® tests of approximately $300 thousand in 2019, and the timing of Discovery Service studies and the impact of COVID-19.

Cost of Revenues from Continuing Operations

Cost of revenues from continuing operations decreased 13%, or $363 thousand, to $2.4 million for the nine months ended September 30, 2020 from $2.7 million for the nine months ended September 30, 2019, principally due to a reduction in lab supplies of $296 thousand, reduction in salaries of $37 thousand, and reduction in outsourcing costs of $32 thousand. As a result of the changes in revenues and cost of revenues, gross margin decreased to 47% during the nine months ended September 30, 2020 from 50% during the nine months ended September 30, 2019. The gross margin declined due to the changes in revenue and cost of revenues discussed above.

Operating Expenses from Continuing Operations

General and administrative expenses from continuing operations increased 18%, or $777 thousand, to $5.0 million for the nine months ended September 30, 2020, from $4.2 million for the nine months ended September 30, 2019, principally due to $980 thousand increase in audit and professional services (of which $619 thousand represent one-time costs), $305 thousand increase in taxes and insurance a $103 thousand increase in board of director fees, and a $93 thousand increase in depreciation and amortization, offset in part by a $394 thousand decrease in salaries, a $210 thousand decrease in SEC reporting costs, and a $129 thousand decrease in investor relations costs.

Sales and marketing expenses from continuing operations increased 19%, or $155 thousand, to $979 thousand for the nine months ended September 30, 2020, from $824 thousand for the nine months ended September 30, 2019, principally due to a shift of time spent by key personnel on sales and marketing activities.

Merger costs increased 60% or $170 thousand to $454 thousand for the nine months ended September 30, 2020, from $284 thousand for the nine months ended September 30, 2019. Merger costs for the nine months ended September 30, 2020 relate to the potential merger with StemoniX. Merger costs for the nine months ended September 30, 2019 related to the Business Disposals.

Interest Expense, Net

Net interest expense from continuing operations decreased by $1.0 million during the nine months ended September 30, 2020 due to the payoff of various debt agreements that were previously in place during the nine months ended September 30, 2019. At the end of the same quarter in 2019, the Advance from NDX was $1.5 million. In July 2020, the Company paid the remaining balance of $50 thousand. The decrease in balance resulted in a reduction of $1.1 million of interest expense. The Convertible Note with Iliad of approximately $2.3 million at September 30, 2019 had been replaced by a note payable to Atlas Sciences in October 2019. The note payable to Atlas Sciences was settled though the exchange of common stock in the quarter ending September 30, 2020 and was fully paid off as of September 30, 2020. The decrease in the balance of the note payable, offset by losses on extinguishment of the note payable resulted in a reduction of $1.2 million of interest expense. The Company allocated $1.5 million of these interest expenses to discontinuing operations during the nine months ended September 30, 2019.
Change in Fair Value of Acquisition Note Payable

During the nine months ended September 30, 2020, the Company recognized a gain of $4 thousand from the change in fair value of acquisition note payable. During the nine months ended September 30, 2019, the Company recognized a gain of $12 thousand from the change in fair value of acquisition note payable.

Change in Fair Value of Other Derivatives

There were no other derivatives in 2020. During nine months ended September 30, 2019, the Company recognized a gain of $86 thousand from the change in fair value of other derivatives.

Change in Fair Value of Warrant Liability

Changes in fair value of some of the Company's common stock warrants may impact its quarterly results.  Accounting rules require the Company to record certain of its warrants as a liability, measure the fair value of these warrants each quarter and record changes in that value in earnings. As a result of changes in the Company's stock price, it recognized non-cash income of $133 thousand and $233 thousand during the nine months ended September 30, 2020 and 2019, respectively. The Company may be exposed to non-cash charges, or the Company may record non-cash income, as a result of this warrant exposure in future periods.

Change in Fair Value of siParadigm Earn-Out

During the nine months ended September 30, 2020, the Company recognized a $66 thousand reduction in the fair value of the siParadigm Earn-Out due to a decrease in expected future payments. During the nine months ended September 30, 2019, the Company recognized a $982 thousand reduction in the fair value of the siParadigm Earn-Out due to a decrease in expected future payments.

Income Tax Benefit

On April 4, 2019, the Company sold $11.6 million of gross State of New Jersey NOL's relating to the 2017 tax year as well as $72 thousand of state research and development tax credits. The sale resulted in the net receipt to the Company of $512 thousand.

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

In July 2019, the Company completed two business disposals, resulting in an aggregate of $9.0 million of net cash proceeds at the time of closing; however, $1.0 million of the funds received is an advance from siParadigm that is being deducted from the Earn-Out amounts due during the period. At September 30, 2020, the estimated future Earn-Out payments from siParadigm, net of the remaining balance of the advance, were $141 thousand, which are expected to be collected in variable monthly payments through July 2021; the monthly payment amount is based on the number of tests performed by siParadigm for the Company's former Clinical Services' customers through July 2020.

On October 28, 2020 the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC (“H.C. Wainwright”), relating to an underwritten public offering of approximately 1.6 million shares of common stock, including approximately 0.2 million shares subject to an option to purchase additional shares, which option was exercised in full on October 30, 2020, at a price to the public of $2.20 per share. The Company received gross proceeds from the offering of approximately $3.5 million, less underwriting discounts and commissions and estimated offering expenses payable by the Company of approximately $534 thousand. In addition, H.C. Wainwright received warrants to purchase approximately 94 thousand shares of common stock at $2.42 per share.

The primary uses of the Company's liquidity have been cash used to fund the Company's operations, as detailed in the cash flows section below, as well as cash used to repay the Company's lenders. During 2020, the Company significantly reduced the amount of its Advance from NDX. The Company was required to remit monthly installments of $50 thousand to NDX until the Advance from NDX is repaid. At December 31, 2019, the Company owed $350 thousand to NDX. In July 2020, the Company paid the final $50 thousand on the advance from NDX. In June 2020, the Company reduced the note payable to Atlas Sciences by $500 thousand through the exchange of shares of common stock. Throughout July and September, the Company settled the remaining principal and interest on the note payable to Atlas Sciences through the exchange of shares of common stock.
The Company does not project that cash at September 30, 2020 along with the proceeds from the October 2020 offering will be sufficient to fund normal operations for the twelve months from the issuance of these financial statements in the Quarterly Report on Form 10-Q. Absent the Merger, the Company's ability to continue as a going concern is dependent on reduced losses and improved future cash flows. Alternatively, the Company may be required to raise additional equity or debt capital, or consummate other strategic transactions. These factors raise substantial doubt about the Company's ability to continue as a going concern for the next twelve months from the issuance of these financial statements in the Quarterly Report on Form 10-Q. The Company can provide no assurance that these actions will be successful or that additional sources of financing will be available on favorable terms, if at all.

Cash Flows from Continuing Operations

The Company's net cash flow from operating, investing and financing activities from continuing operations for the periods below were as follows:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash provided by (used in) continuing operations:
Operating activities	$(3,058)	(828)
Investing activities	885	(21)
Financing activities	(416)	5,376
Effect of foreign currency exchange rates on cash and cash equivalents and restricted cash	(72)	(161)
Net increase (decrease) in cash and cash equivalents and restricted cash from continuing operations	$(2,661)	$4,366

The Company had cash and cash equivalents and restricted cash of $1.1 million at September 30, 2020, and $4.2 million at December 31, 2019. Restricted cash of $350 thousand at December 31, 2019, was released from restriction in May 2020.

The $2.7 million decrease in cash and cash equivalents and restricted cash from continuing operations for the nine months ended September 30, 2020, principally resulted from cash flows used by operations of $3.1 million, and payments of debt and finance leases of $416 thousand, offset by receipts from investing activities of $885 thousand.

The $4.4 million increase in cash and cash equivalents and restricted cash for the nine months ended September 30, 2019, principally resulted from net proceeds from the 2019 Offerings of $5.4 million, offset by cash used in operations of $828 thousand.

At September 30, 2020, the Company had no debt, excluding lease obligations.

Cash Used in Operating Activities from Continuing Operations

Net cash used by continuing operating activities was $3.1 million for the nine months ended September 30, 2020, consisting of a net loss from continuing operations of $4.3 million, positive non-cash adjustments of $888 thousand and additional cash relating to changes in working capital items of $360 thousand. Changes in cash flows from working capital items were primarily driven by an increase in amounts due to Interpace of $421 thousand and a net increase in accounts payable, accrued expenses and deferred revenue of $400 thousand. The cash provided by these activities was partially offset by a net increase in other current assets of $203 thousand, payments on obligations under operating leases of $183 thousand, and a net increase of accounts receivable of $72 thousand. The increase in the amount due to Interpace was due to collections from Interpace's customers received under the TSA. This net amount was subsequently remitted under the TSA arrangement.

For the nine months ended September 30, 2019, the Company used $828 thousand of cash in continuing operating activities. Cash used was made up of a net loss from continuing operations of $7.0 million, positive non-cash adjustments of $5.2 million, and additional cash provided by working capital items of $900 thousand. Changes in cash flows from working capital items was primarily driven by a net increase in accounts payable, accrued expenses and deferred revenue of $1.5 million. The cash provided by these activities were partially offset by a net increase in other current assets of $422 thousand and payments on obligations under operating leases of $156 thousand.

Cash Used in Investing Activities from Continuing Operations

Net cash provided by continuing investing activities was $885 thousand for the nine months ended September 30, 2020, primarily related to the collection of the Excess Consideration Note of $888 thousand.

Net cash used in continuing investing activities was $21 thousand for the nine months ended September 30, 2019, relating to the purchase of fixed assets.

Cash Provided by Financing Activities from Continuing Operations

Net cash used in continuing financing activities was $416 thousand for the nine months ended September 30, 2020 and relates principally to payments on the Advance from NDX of $350 thousand.

Net cash provided by continuing financing activities was $5.4 million for the nine months ended September 30, 2019 and resulted principally from proceeds of the 2019 Offerings of $5.4 million.

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

On October 28, 2020 the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC (“H.C. Wainwright”), relating to an underwritten public offering of approximately 1.6 million shares of common stock, including approximately 0.2 million shares subject to an option to purchase additional shares, which option was exercised in full on October 30, 2020, at a price to the public of $2.20 per share. The Company received gross proceeds from the offering of approximately $3.5 million, less underwriting discounts and commissions and estimated offering expenses payable by the Company of approximately $534 thousand. In addition, H.C. Wainwright received warrants to purchase approximately 94 thousand shares of common stock at $2.42 per share.

Even after the Business Disposals, the Company does not project that cash at September 30, 2020 along with the proceeds from the October 2020 offering will be sufficient to fund normal operations for the twelve months from the issuance of these financial statements in the Quarterly Report on Form 10-Q. Absent the Merger, the Company's ability to continue as a going concern is dependent on reduced losses and improved future cash flows. Alternatively, the Company may be required to raise additional equity or debt capital, or consummate other strategic transactions. These factors raise substantial doubt about the Company's ability to continue as a going concern for the next twelve months from the issuance of these financial statements in the Quarterly Report on Form 10-Q. The Company can provide no assurance that these actions will be successful or that additional sources of financing will be available on favorable terms, if at all. The Company made this assessment in light of the continued impact of COVID-19.

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
•the expected benefits of, and potential value, including synergies, created by, the Merger for the stockholders of CGI;
•likelihood of the satisfaction of the conditions to the completion of the Merger, such as the Private Placement, and whether and when the Merger will be consummated;
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
•the Company's dependency on the intellectual property licensed to the Company or possessed by third parties; and
•other risks and uncertainties discussed in the Company's annual report on Form 10-K for the year ended December 31, 2019, as updated in this Form 10-Q and other reports, as applicable, the Company files with the Securities and Exchange Commission.

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets.  The ability of the Company to meet its obligations, and to continue as a going concern is dependent upon the availability of future funding and the continued growth in revenues.  The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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
•the expected benefits of, and potential value, including synergies, created by, the Merger for the stockholders of CGI;
•likelihood of the satisfaction of the conditions to the completion of the Merger, such as the Private Placement, and whether and when the Merger will be consummated;
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
•the Company's dependency on the intellectual property licensed to the Company or possessed by third parties; and
•other risks and uncertainties discussed in the Company's annual report on Form 10-K for the year ended December 31, 2019, as updated in this Form 10-Q and other reports, as applicable, the Company files with the Securities and Exchange Commission.

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

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2020, the end of the period covered by this report on Form 10-Q. Based on this evaluation, the Company's President and Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer) have concluded that its disclosure controls and procedures were not effective at the reasonable assurance level at September 30, 2020 because of the material weakness in the Company’s internal control over financial reporting that existed at December 31, 2019 that has not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

Other than changes related to the remediation activities discussed below, there were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II — OTHER INFORMATION
Item 1.        Legal Proceedings

On November 10, 2020, a purported stockholder of the Company filed a complaint against the Company, CGI Acquisition, Inc., the directors of the Company and StemoniX, Inc. in the District Court of Delaware, entitled, Jason Kauffman v. Cancer Genetics, Inc. et al.. The complaint alleges that the Company’s Registration Statement on Form S-4, as filed with the SEC on October 16, 2020 (the “Registration Statement”), omitted to disclose certain material information allegedly necessary to make statements made in the Registration Statement not misleading and/or false, in violation of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 14a-9 promulgated thereunder. The complaint seeks injunctive relief enjoining the Merger and costs, among other remedies.

The Company believes that the claim asserted in this lawsuit is without merit and intends to vigorously defend the Company, CGI Acquisition, Inc. and the director defendants against this claim, however, there can be no assurance that the defendants will prevail in such lawsuit. The Company is not able to estimate any possible loss from this litigation at this time. It is possible that additional lawsuits may be filed in connection with the proposed Merger with StemoniX, Inc.

Item 1A.    Risk Factors

There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of the Company's annual report on Form 10-K for the year ended December 31, 2019, except for the risks related to the pending merger with StemoniX, Inc., as noted below:

Risks Relating to the Merger and the Post-Merger Company
The consummation of the transactions contemplated by the Merger Agreement is dependent upon CGI and StemoniX obtaining all relevant and necessary consents and approvals.
A condition to consummation of the Merger is that CGI and StemoniX obtain certain consents or approvals from third parties, including consents from parties to certain commercial agreements, leases and debt agreements in connection with the Merger and approval from NASDAQ to maintain the listing of the CGI Common Stock on the Nasdaq Capital Market following the Merger and to list the shares of CGI Common Stock being issued in the Merger. In addition, the stockholders of CGI must approve the issuance of CGI Common Stock pursuant to the Merger Agreement and, if needed to maintain the listing of the CGI Common Stock on the Nasdaq Capital Market, a proposal to approve a reverse stock split of CGI Common Stock. The StemoniX shareholders must adopt the Merger Agreement and approve by written consent the merger and the transactions and related corporate changes contemplated by the Merger Agreement. There can be no assurance that CGI or StemoniX will be able to obtain all such relevant consents and approvals on a timely basis or at all. Each of CGI and StemoniX has incurred, and expects to continue to incur, significant costs and expenses in connection with the proposed Merger. Any failure to obtain, or delay in obtaining, the necessary consents or approvals would prevent CGI and StemoniX from being able to consummate, or delay the consummation of, the transactions contemplated by the Merger Agreement, which could materially adversely affect the business, financial condition and results of operations of CGI and StemoniX, and, correspondingly, the post-merger company if the merger is consummated. There is no guarantee that such approvals will be obtained or that such conditions will be satisfied.

The Private Placement may not be consummated, or may be consummated on terms that you do not believe to be favorable.
The consummation of the Merger is conditioned upon the closing, prior to or concurrently with the Merger, of a private placement of CGI securities resulting in gross proceeds in an amount to be mutually agreed upon by CGI and StemoniX, which is currently anticipated to be approximately $10 million, but which may be more or less as agreed by the parties, and depending on market demand. If such Private Placement is not consummated on acceptable terms, the parties may not be able to consummate the merger. Further, CGI has no commitment from any third parties at this time with respect to any financing, so no assurance can be given as to the terms of such financing, if available, or that the terms would be viewed as acceptable to investors.
If the conditions to the Merger are not met, the Merger may not occur.
Even if the Merger and related proposals are approved by the stockholders of CGI and StemoniX, as applicable, specified other conditions must be satisfied or waived to complete the Merger. CGI cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger may not occur or will be delayed, and CGI and StemoniX each may lose some or all of the intended benefits of the Merger.

Failure to complete the Merger may result in CGI paying an expense reimbursement to StemoniX and could harm the common stock price of CGI and its future business and operations.
If the Merger is not completed, CGI is subject to the following risks:
• if the Merger Agreement is terminated under certain circumstances and certain events occur, CGI or StemoniX will be required to pay the other party an amount equal to all reasonable and documented out-of-pocket fees and expenses incurred by such other party in connection with the preparation and negotiation of the Merger Agreement, due diligence efforts by the party or otherwise in connection with the Merger; provided, however, that the amount payable may be up to and will in no event exceed $500,000;

• the price of CGI stock may decline; and

• costs related to the Merger, such as legal, accounting and investment banking fees must be paid even if the Merger is not completed.
In addition, if the Merger Agreement is terminated and the CGI board of directors determines to seek another business combination, there can be no assurance that CGI will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided by StemoniX in the Merger.
CGI may be unable to identify and complete an alternative strategic transaction or continue to operate the business due to limited cash availability, and it may be required to dissolve and liquidate its assets. In such case, CGI would be required to pay all of its debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash, if any, left to distribute to stockholders after paying the debts and other obligations of CGI and setting aside funds for reserves.
If the Merger does not close, CGI does not project that its cash at September 30, 2020 will be sufficient to fund normal operations for the twelve months from the issuance of its financial statements in this Quarterly Report on Form 10-Q. Absent the Merger, CGI’s ability to continue as a going concern is dependent on reduced losses and improved future cash flows. Alternatively, CGI may be required to raise additional equity or debt capital, or consummate other strategic transactions. These factors raise substantial doubt about CGI’s ability to continue as a going concern. CGI can provide no assurance that these actions will be successful or that additional sources of financing will be available on favorable terms, if at all.
In the event that capital is not available CGI may then have to scale back or freeze its organic growth plans, sell assets on less than favorable terms, reduce expenses, curtail future acquisition plans to manage its liquidity and capital resources and/or pursue bankruptcy protection.

The post-merger company will need to raise additional capital by issuing securities or debt or through licensing arrangements, which may cause dilution to the post-merger company’s stockholders or restrict the post-merger company’s operations or proprietary rights. CGI and StemoniX have recurring losses from operations which have raised substantial doubt regarding their respective ability to continue as a going concern.
Although management of CGI and StemoniX believe that, assuming the Merger and the transactions related thereto, including the Private Placement, are consummated, the post-merger company’s cash reserves (assuming $10 million in proceeds from the Private Placement) and cash flows from operations will be adequate to fund operations for the next 12 months, such estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Accordingly, the post-merger company may be required to raise funds sooner than currently planned.
In addition, management of CGI and StemoniX believe that conditions exist that raise substantial doubt about each company’s ability to continue as a going concern due to their recurring losses from operations. Each company has incurred recurring losses since inception and anticipates operating losses to continue for the foreseeable future.
Accordingly, the post-merger company’s ability to continue as a going concern will depend upon (among other things) the availability and terms of future funding. Additional financing may not be available to the post-merger company when it needs it or may not be available on favorable terms. To the extent that the post-merger company raises additional capital by issuing equity securities, such an issuance may cause significant dilution to the post-merger company’s stockholders’ ownership and the terms of any new equity securities may have preferences over the post-merger company’s common stock. Any debt financing the post-merger company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the post-merger company’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if the post-merger company raises additional funds through licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to the post-merger company.
The Merger Agreement contains a Net Cash Adjustment, which, if triggered, could cause the stockholders of CGI to own less than the 22% of the post-closing Deemed Outstanding Shares that is currently contemplated by the Merger Agreement.
Under the Merger Agreement, if CGI’s Net Cash (as defined in the Merger Agreement) is less than $2,000,000 (the “CGI Net Cash Target”) by more than $250,000, then the CGI Percentage (as defined in the Merger Agreement) will be adjusted downward as described below.
The CGI Percentage was initially calculated assuming pro forma values of CGI and StemoniX of approximately $17.0 million and $60.3 million, respectively, which pro forma values initially include the CGI Net Cash Target and a Net Cash target of $500,000 for StemoniX (the “StemoniX Net Cash Target”), respectively. Under the Merger Agreement, (i) if CGI’s Net Cash at closing is less than the CGI Net Cash Target by more than $250,000 or (ii) if StemoniX’s Net Cash at closing is less than the StemoniX Net Cash Target by more than $250,000, then the CGI Percentage (in the event of a shortfall described in foregoing clause (i)) and/or the Company Percentage (as defined in the Merger Agreement) (in the event of a shortfall described in foregoing clause (ii)) will be adjusted downward by replacing the CGI Net Cash Target and/or StemoniX Net Cash Target, as applicable, initially contained in each party’s total pro forma value, with the party’s newly determined pro forma Net Cash.
For example, if CGI’s pro forma Net Cash is $1.0 million and StemoniX’s pro forma Net Cash is determined to be between $500,000 and $250,000, then the CGI Percentage will be adjusted downward to approximately 21.0% and the Company Percentage will be adjusted upward to approximately 79.0%.

No assurance can be given that the CGI Net Cash Target will be met.
The total number of shares of CGI Common Stock that StemoniX securityholders will be entitled to receive (or will be entitled to receive upon the exercise of options to purchase CGI Common Stock issued in exchange for StemoniX Options) pursuant to the Merger Agreement is not adjustable based on the market price of CGI Common Stock (except for minor variations if any outstanding CGI Warrants or CGI Options become in-the-money as of the Effective Time), so the merger consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed.
The Merger Agreement has set the Exchange Ratio for the StemoniX Common Stock, and the Exchange Ratio is only adjustable upward or downward based on increases or decreases in the number of shares of StemoniX’s issued and outstanding capital stock and the number of shares of StemoniX capital stock issuable upon the exercise or conversion of other StemoniX securities, increases or decreases in the number of shares of CGI’s issued and outstanding capital stock and the number of shares of CGI capital stock issuable on a net exercise basis under in-the-money CGI Warrants and in-the-money CGI Options and if the Net Cash of either CGI or StemoniX changes in relation to each other. Any changes in the market price of CGI Common Stock before the closing of the Merger will not affect the total number of shares of CGI Common Stock that StemoniX securityholders will be entitled to receive (or will be entitled to receive upon the exercise of options to purchase CGI Common Stock issued in exchange for StemoniX Options) pursuant to the Merger Agreement except to the extent that changes in the market price of CGI Common Stock impact the number of shares that become issuable on a net exercise basis under in-the-money CGI Warrants and CGI Options.
Therefore, if before the closing of the Merger the market price of CGI Common Stock declines from the market price on the date of the Merger Agreement, then StemoniX shareholders could receive merger consideration with substantially lower value. Similarly, if before the closing of the Merger the market price of CGI Common Stock increases from the market price on the date of the Merger Agreement, then StemoniX shareholders could receive merger consideration with substantially more value.
The market price of the post-merger company’s common stock following the Merger may decline as a result of the Merger.
The market price of the post-merger company’s common stock may decline as a result of the Merger for a number of reasons including if:
•investors react negatively to the prospects of the post-merger company’s business and prospects from the Merger;
•the effect of the Merger on the post-merger company’s business and prospects is not consistent with the expectations of financial or industry analysts; or

•the post-merger company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts.

CGI stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.
If the post-merger company is unable to realize the full strategic and financial benefits currently anticipated from the merger, CGI securityholders will have experienced substantial dilution of their ownership interests in CGI without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the post-merger company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.
During the pendency of the Merger, CGI may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect its business.
Covenants in the Merger Agreement impede the ability of CGI to make acquisitions, subject to certain exceptions relating to fiduciary duties, or complete other transactions that are not in the ordinary course of business pending the closing of the Merger. As a result, if the Merger is not completed, CGI may lose valuable business opportunities during that period. In particular, while the Merger Agreement is in effect, CGI is generally prohibited from soliciting, initiating, encouraging, negotiating or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination outside the ordinary course of business, with any third-party, subject to certain exceptions. Any such transactions could be favorable to CGI’s stockholders.
Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.
The terms of the Merger Agreement prohibit CGI from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in certain circumstances where the CGI board of directors determines in good faith, after consultation with its financial advisor and outside legal counsel, that an unsolicited alternative takeover proposal constitutes or is reasonably likely to result in a superior takeover proposal. In addition, if CGI terminates the Merger Agreement under certain circumstances, including terminating because of a decision of the CGI board of directors to recommend an alternative proposal, CGI would be required to pay StemoniX an amount equal to all reasonable and documented out-of-pocket fees and expenses incurred by StemoniX in connection with the preparation and negotiation of the Merger Agreement, due diligence efforts by StemoniX or otherwise in connection with the Merger; provided, however, that the amount payable will in no event exceed $500,000. The expense reimbursement described above may discourage third parties from submitting alternative takeover proposals to CGI and its stockholders, and may cause the CGI board of directors to be less inclined to recommend an alternative proposal.
The lack of a public market for StemoniX shares makes it difficult to determine the fair market value of the StemoniX shares, and CGI may pay more than the fair market value of the StemoniX shares.
StemoniX is privately held and its capital stock is not traded in any public market. The lack of a public market makes it extremely difficult to determine StemoniX’s fair market value. Because the percentage of CGI equity to be issued to StemoniX stockholders was determined based on negotiations between the parties, it is possible that the value of the CGI Common Stock to be received by StemoniX shareholders will be less than the fair market value of StemoniX, or CGI may pay more than the aggregate fair market value for StemoniX.
StemoniX’s limited operating history may make it difficult for you to evaluate the success of its business to date and to assess its future prospects.
StemoniX was formed in April 2014. It remains in the development stage and is subject to all the risks inherent in a new business enterprise. StemoniX has a limited operating history for you to consider in evaluating it and its prospects. Accordingly, you should consider its prospects in light of the costs, uncertainties, delays and difficulties and risks frequently encountered by development-stage companies, especially companies operating in a rapidly evolving market. These risks include the need to:
•expand its business development and marketing activities;
•quickly integrate newly hired personnel;
•manage StemoniX’s rapidly developing and changing operations; and
•expand its product offerings and to respond to changing technologies and user preferences.

Any predictions you make about StemoniX’s future success or viability may not be as accurate as they would be if it had a longer operating history. StemoniX may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving its business objectives.

The issuance of shares of CGI Common Stock to StemoniX shareholders in the Merger, and pursuant to any awards under the Cancer Genetics, Inc. 2020 Equity Incentive Plan, will dilute substantially the voting power of CGI’s stockholders.
If the Merger is completed, immediately following the Effective Time, but prior to the proportionate dilution to come from the Private Placement, the former StemoniX shareholders will hold approximately 78% of the Deemed Outstanding Shares and the stockholders of CGI will retain ownership of approximately 22% of the Deemed Outstanding Shares, subject to the Net Cash Adjustment. Accordingly, the issuance of shares of CGI Common Stock to StemoniX shareholders in the Merger will reduce substantially the voting power of each share of CGI Common Stock held by CGI’s security holders. Consequently, CGI security holders as a group will have substantially less influence over the management and policies of the post-merger company after the Merger, than prior thereto. In addition, the Private Placement is expected to further dilute voting power of CGI’s stockholders, along with the StemoniX shareholders, on a proportionate basis. Further, the CGI board approved, and will recommend to the CGI stockholders to approve, the Cancer Genetics, Inc. 2020 Equity Incentive Plan (the “2020 Plan”) and to authorize for issuance additional shares of CGI Common Stock thereunder.
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
CGI’s and StemoniX’s businesses are subject to risks arising from epidemic diseases, such as the recent global outbreak of COVID-19.
The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that CGI and StemoniX, or their employees, contractors, suppliers, courier delivery services and other partners, may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on CGI’s and StemoniX’s businesses, the COVID-19 pandemic and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on the post-merger company’s business and financial condition, including impairing the ability to raise capital when needed.

The continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain of material needed for CGI’s Discovery Services and could delay future projects from commencing due to COVID-19 related impacts on the demand for CGI’s services and therefore have a material adverse effect on business, financial condition and results of operations. In addition, CGI’s corporate and accounting functions are located in New Jersey and were previously subject to a stay-at-home order, and are currently subject to social distancing orders and guidelines. CGI’s preclinical laboratories located in the United States were subject to a stay-at-home order until June 2020, and are now subject to social distancing orders, and its Australia laboratories remain subject to stay-at-home orders. Many of CGI’s customers worldwide are similarly impacted. As a healthcare provider, CGI has been allowed to remain open in compliance with the shelter-in-place and stay-at-home mandates and continue to provide critical services in the development of new therapies and the fight against cancer and other diseases. CGI is still providing Discovery Services, and began to experience a slowdown in project work as a result of the COVID-19 pandemic during the third quarter of 2020 and expects the future of many projects may be delayed. The global outbreak of COVID-19 continues to rapidly evolve, and the extent to which COVID-19 may impact business, results of operations and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
While StemoniX has implemented risk management and contingency plans and taken preventive measures and other precautions, no predictions of specific scenarios can be made with respect to the COVID-19 pandemic and such measures may not adequately predict the impact on its business from such events. Currently, some of StemoniX’s employees are working remotely in accordance with activating its business continuity plans. An extended period of remote work arrangements could increase operational risk, including but not limited to cybersecurity risks, and impair its ability to manage its business. As a healthcare provider, StemoniX has been allowed to continue to operate throughout the pandemic, however, it has also faced challenges. StemoniX also outsources certain critical business activities to third parties. As a result, StemoniX relies upon the successful implementation and execution of the business continuity planning of such entities in the current environment. While StemoniX closely monitors the business continuity activities of these third parties, successful implementation and execution of their business continuity strategies are largely outside StemoniX’s control. If one or more of the third parties experience operational failures as a result of the impacts from the spread of COVID-19, or claim that they cannot perform due to a force majeure, it may have a material adverse effect on the post-merger company’s business, financial condition, results of operations, liquidity and cash flows.
Any failure by us to comply with applicable regulations and related guidance could harm our reputation and operating results, and compliance with new regulations and guidance may result in additional costs.

Any failure on our part to comply with applicable regulations could result in the termination of ongoing research or the disqualification of data for submission on behalf of our clients to regulatory authorities. This could harm our reputation, our prospects for future work and our operating results. For example, the issuance of a notice of objectionable observations or a warning from the FDA based on a finding of a material violation affecting data integrity by us for Good Laboratory Practice or current Good Manufacturing Practice requirements could materially and adversely affect us. If our operations are found to violate any applicable law or other governmental regulations, we might be subject to civil and criminal penalties, damages and fines. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management's attention from the operation of our business and damage our reputation.

Regulatory monitoring authorities have increased their emphasis on the management of computerized systems to ensure data integrity. New guidance related to the need for data integrity compliance programs have recently been released and we may require additional efforts for validation, audit trail review and archiving activities. The FDA’s SEND (Standardization for Exchange of Nonclinical Data) standards apply to our clients’ NDA and IND submissions after 2017 and require that electronic data be provided in specific formats that will allow for more efficient, higher quality regulatory reviews. Accordingly, our clients expect us to timely deliver their nonclinical data compliant with SEND. Notwithstanding, some of these standards require additional operating and capital expenses that will impact not only us and our industry competitors, but clients in the biomedical research community. Non-compliance with any of these expectations could lead to official action by a government authority, damage to our reputation and a potential loss of business.

In addition, the conduct of animal research at our facilities must be in compliance with the Animal Welfare Act (“AWA”), which governs the care and use of warm-blooded animals used for research in the U.S. other than laboratory rats, mice and chickens, and is enforced through periodic inspections by the USDA. The AWA establishes facility standards regarding several aspects of animal welfare, including housing, ventilation, lighting, feeding and watering, handling, veterinary care and recordkeeping. If the USDA determines that our equipment, facilities, laboratories or processes do not comply with applicable AWA standards, it may issue an inspection report documenting the deficiencies and setting deadlines for any required corrective actions. For continued noncompliance, the USDA may impose fines, suspend and/or revoke animal research licenses, or confiscate research animals.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds from Sales of Registered Securities

Between July 23, 2020 and September 23, 2020, the Company issued an aggregate of approximately 246 thousand shares of the Company's common stock, with a fair value of $1.05 million, to Atlas Sciences in exchange for the return to the Company of the remaining principal and interest from its unsecured promissory note.

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

Cancer Genetics, Inc.
(Registrant)

Date: November 12, 2020	/s/ John A. Roberts
John A. Roberts
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2020	/s/ M. Glenn Miles
M. Glenn Miles
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

2.1
Agreement and Plan of Merger and Reorganization, by and among Cancer Genetics, Inc., StemoniX, Inc., and CGI Acquisition, Inc., dated August 21, 2020 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 24, 2020).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended *

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under The Securities Exchange Act of 1934, as amended *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet at September 30, 2020 (unaudited) and December 31, 2019, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2020 and 2019 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine month periods ended September 30, 2020 and 2019 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2020 and 2019 (unaudited) and (v) Condensed Notes to Consolidated Financial Statements (unaudited)

*	Filed herewith.
**	Furnished herewith.