Form 10-Q
period 2021-03-31
Vyant Bio, Inc.
filed 2021-05-17
CIK 1349929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

Commission File Number 001-35817

VYANT BIO, INC.

(Exact name of registrant as specified in the charter)

Delaware	04-3462475
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2 Executive Campus

2370 State Route 70, Suite 310

Cherry Hill, NJ 08002

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (201) 479-8126

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	VYNT	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated Filer ☒ Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

There were 28,985,814 shares of common stock, par value $0.0001 of Vyant Bio, Inc. issued and outstanding as of May 10, 2021.

Vyant Bio, Inc. and Subsidiaries

Part I Financial Information

Item 1 Financial Statements

Vyant Bio, Inc.

 (Formerly Known as Cancer Genetics, Inc.)

Consolidated Balance Sheets

(unaudited)

(Shares and USD in Thousands)

	March 31,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$33,074	$792
Trade accounts and other receivables	924	357
Inventory	409	415
Prepaid expenses and other current assets	2,134	223
Total current assets	36,541	1,787
Non-current assets
Goodwill	22,164	-
Intangible assets, net	9,500	-
Fixed assets, net	1,347	1,031
Right-to-use assets, net	1,170	1,095
Long-term prepaid expenses and other assets	1,633	136
Total non-current assets	35,814	2,262
Total assets	$72,355	$4,049

Liabilities, Temporary Equity and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,412	$1,300
Accrued expenses	3,400	162
Deferred revenue	1,346	92
Income taxes payable	360	-
Obligations under operating leases, current portion	647	486
Obligations under finance leases, current portion	31	-
Other current liabilities	4	9
Other current liabilities - discontinued operations	588	-
Total current liabilities	7,788	2,049
Obligations under operating leases, less current portion	548	627
Obligations under finance leases, less current portion	74	-
Share-settlement obligation derivative	-	1,690
Accrued interest	-	277
Long-term debt	57	6,839
Total liabilities	$8,467	$11,482

Commitments and contingencies
Temporary equity:
Series A Convertible Preferred stock, $0.0001 par value; 4,700 shares authorized, 0 and 4,612 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively (liquidation value of $0 and $11,732, respectively, as of March 31, 2021 and December 31, 2020)	-	12,356
Series B Convertible Preferred stock, $0.0001 par value; 4,700 shares authorized, 0 and 3,489 shares issued and outstanding, as of March 31, 2021 and December 31, 2020, respectively (liquidation value of $0 and $15,707, respectively, as of March 31, 2021 and December 31, 2020)	-	16,651
Series C Convertible Preferred stock, $0.0001 par value; 2,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020 (liquidation value of $0 as of March 31, 2021 and December 31, 2020)	-	-
Total temporary equity	-	29,007

Stockholders’ equity (deficit):
Preferred stock, authorized 9,764 shares $0.0001 par value, none issued	-	-
Common stock, authorized 100,000 shares, $0.0001 par value, 28,985 and 2,594 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	3	-
Additional paid-in capital	109,205	1,514
Accumulated deficit	(45,320)	(37,954)
Total Stockholders’ equity (deficit)	63,888	(36,440)
Total liabilities and Stockholders’ equity	$72,355	$4,049

See Notes to Unaudited Consolidated Financial Statements.

Vyant Bio, Inc.

(Formerly Known as Cancer Genetics, Inc.)

Consolidated Statements of Operations

(Shares and USD in Thousands)

	Three months ended March 31,
	2021	2020
Revenues:
Service	$116	$136
Product	106	32
Total revenues	222	168

Operating costs and expenses:
Cost of goods sold – service	89	132
Cost of goods sold – product	396	166
Research and development	820	1,009
Selling, general and administrative	1,216	833
Merger related costs	2,145	-
Total operating costs and expenses	4,666	2,140
Loss from operations	(4,444)	(1,972)

Other (expense) income:
Change in fair value of warrant liability	214	-
Change in fair value of share-settlement obligation derivative	(250)	-
Loss on debt conversions	(2,518)	-
Interest expense	(368)	(1)
Total other (expense) income	(2,922)	(1)
Loss before income taxes	(7,366)	(1,973)
Income tax expense (benefit)	-	-
Net loss	$(7,366)	$(1,973)

Net loss per common share:
Net loss per share attributable to common stock - Basic and Diluted	$(2.31)	$(0.80)
Weighted average shares outstanding:
Weighted average common shares outstanding - Basic and Diluted	3,184	2,460

See Notes to Unaudited Consolidated Financial Statements.

Vyant Bio, Inc.

(Formerly Known as Cancer Genetics, Inc.)

Consolidated Statements of Temporary Equity Common Stockholders’ Equity (Deficit)

(unaudited)

(Shares and USD in Thousands)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Total Temporary	Common Stock		Additional Paid In	Accumulated	Total Common Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Equity	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	4,612	$12,356	3,489	$16,651	-	-	$29,007	2,594	-	$1,514	($37,954)	($36,440)
Stock-based compensation	-	-	-	-	-	-	-	-	-	366	-	366
Exercise of stock options	-	-	-	-	-	-	-	-	-	4	-	4
Issuance of Series C Convertible Preferred shares, net of issuance costs of $214	-	-	-	-	567	1,786	1,786	-	-	-	-	-
Issuance of Common Stock for acquisition consideration	-	-	-	-	-	-	-	11,007	2	59,918	-	59,920
Issuance of Incremental shares to StemoniX shareholders upon Merger	-	-			-			805	-	-	-	-
Conversion of Preferred Stock to Common Stock upon Merger	(4,612)	(12,356)	(3,489)	(16,651)	(567)	(1,786)	(30,793)	11,197	1	30,792	-	30,793
Conversion of 2020 Notes to Common Stock upon Merger	-	-	-	-	-	-	-	3,339	-	16,190	-	16,190
Preferred stock warrant settled for Common Stock upon Merger	-	-	-	-	-	-	-	43	-		-	-
Warrant liability reclassified to equity upon Merger	-	-	-	-	-	-	-		-	421	-	421
Net loss	-	-	-	-	-	-	-	-	-	-	(7,366)	(7,366)
Balance as of March 31, 2021	-	-	-	-	-	-	-	28,985	3	109,205	(45,320)	63,888

Balance as of January 1, 2020	4,612	$12,356	3,735	$18,045	-	-	$30,041	2,456	-	$1,047	($29,304)	($28,257)

Stock-based compensation	-	-	-	-	-	-	-	-	-	42	-	42
Issuance of shares for services	-	-	5	30	-	-	30	-	-		-
Exercise of stock options	-	-	-	-	-	-	-	12	-	23	-	23
Issuance of Series B Convertible Preferred shares, net of issuance costs of $41	-	-	236	1,269	-	-	1,269	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(1,973)	(1,973)
Balance as of March 31, 2020	4,612	12,356	3,976	19,344	-	-	31,700	2,468	-	1,112	(31,277)	(30,165)

Vyant Bio, Inc.

(Formerly Known as Cancer Genetics, Inc.)

Consolidated Statements of Cash Flows

(unaudited)

(USD in Thousands)

	Three months ended March 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(7,366)	$(1,973)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	366	72
Amortization of operating lease right-of-use assets	117	120
Depreciation and amortization expense	126	145
Change in fair value of share-settlement obligation derivative	250	-
Change in fair value of warrant liability	(214)	-
Change in fair value of 2020 Convertible Note with fair value election	4	-
Accretion of debt discount	173	-
Loss on conversion of debt	2,518	-
Changes in operating assets and liabilities net of impacts of business combination:
Trade accounts and other receivables	138	(39)
Inventory	6	(69)
Prepaid expenses and other current assets	(110)	201
Accounts payable	(727)	247
Obligations under operating leases	(117)	(122)
Accrued expenses and other current liabilities	251	(117)
Net cash used in operating activities	(4,585)	(1,535)

Cash Flows from Investing Activities:
Equipment purchases	(26)	-
Cash acquired from acquisition	30,163	-
Net cash provided by investing activities	30,137	-

Cash Flows from Financing Activities:
Issuance of common stock	4	23
Issuance of Series B Preferred stock, net of issuance costs	-	1,269
Issuance of Series C Preferred Stock, net of issuance costs	1,786	-
Convertible note proceeds	5,022	-
Principal payments on long-term debt	(82)	-
Proceeds from related party note	-	25
Principal payments on obligations under finance leases	-	(19)
Net cash provided by financing activities	6,730	1,298
Net increase (decrease) in cash and cash equivalents	32,282	(237)
Cash and cash equivalents, and restricted cash beginning of the period	792	315
Cash and cash equivalents, and restricted cash end of the period	$33,074	$78

Cash and cash equivalents	$32,337	$78
Restricted cash	737	-
Total cash and cash equivalents and restricted cash	$33,074	$78

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$2
Non-cash investing activities:
Fair value of non-Cash merger consideration	$59,920	$-
Non-cash financing activities:
Conversion of Preferred Stock to Common Stock upon Merger	$30,793	$-
Conversion of 2020 Convertible Notes and Accrued Interest to Common Stock upon Merger	$16,190	$-
Reclass warrant liability to equity upon Merger	$421	$-

See Notes to Unaudited Consolidated Financial Statements.

Vyant Bio, Inc.

(formerly known as Cancer Genetics, Inc.)

Notes to Condensed Consolidated Financial Statements

Period Ended March 31, 2021

(Unaudited)

Note 1. Organization and Description of Business

Vyant Bio, Inc. (“Vyant” or “the Company”) is an innovative biotechnology company focused on partnering with pharmaceutical and other biotechnology companies to identify novel and repurposed therapeutics through the integration of human-derived biology with data science technologies and Investigational New Drug (“IND”) expertise.

The Company has two wholly-owned operating subsidiaries StemoniX, Inc. (“StemoniX”) and vivoPharm Pty Ltd (“vivoPharm”). StemoniX develops and manufactures high-density, at-scale human induced pluripotent stem cell (“iPSC”) derived neural and cardiac screening platforms for drug discovery and development. vivoPharm has an extensive set of anti-tumor referenced data based on predictive xenograft and syngeneic tumor models to provide discovery services such as contract research services, focused primarily on unique specialized studies to guide drug discovery. By combining the two companies, Vyant intends to build on the historic businesses and empower the discovery of new medicines and biomarkers through the convergence of its novel human biology and software technologies.

In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited consolidated financial statements of the Company. These unaudited condensed consolidated financial statements should be read together with the audited financial statements of StemoniX, Inc. for the year ended December 31, 2020, and notes thereto included in the Company’s April 5, 2021 Form 8-K report as filed with the SEC.

In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2021 and the results of its operations, cash flows and changes in stockholders’ equity for the three months ended March 31, 2021 and 2020.  The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the entire 2021 year.

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. Many of the Company’s customers worldwide were impacted by COVID-19 and temporarily closed their facilities which impacted revenues in the first half of 2020 for StemoniX. Revenues continued in the first half of 2020 for the historical Vyant Bio, Inc. (formerly known as Cancer Genetics, Inc. (“CGI”)) business as signed contracts were already in place. Revenues at historical Vyant Bio, began to slow in the second half of 2020 as fewer contracts were signed due to COVID 19 and the studies related to contracts signed pre COVID-19 were completed. While the impact of the pandemic on our business has lessened, the global outbreak of COVID-19 continues with new variants and is impacting the way we operate our business as well as in certain circumstances limiting the availability of lab supplies. The extent to which the COVID-19 pandemic may impact the Company’s future business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the availability and effectiveness of vaccines, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The Company is actively monitoring the impact of the COVID-19 pandemic on its business, results of operations and financial condition. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition in the future is unknown at this time and will depend on future developments that are highly unpredictable.

Dollar amounts in tables are stated in thousands of US dollars.

Note 2. Cancer Genetics, Inc. Merger

The Company formerly known as Cancer Genetics, Inc. (“CGI”), StemoniX and CGI Acquisition, Inc. (“Merger Sub”) entered into a merger agreement on August 21, 2020, which was amended on February 8, 2021 and February 26, 2021(as amended, the “Merger Agreement”).   Pursuant to the terms of the Merger Agreement, Merger Sub was merged (the “Merger”) with and into StemoniX on March 30, 2021, with StemoniX surviving the Merger as a wholly owned subsidiary of the Company. For U.S. federal income tax purposes, the Merger qualified as a tax-free “reorganization”. Concurrent with the Merger closing, the Company changed its name to Vyant Bio, Inc. Under the terms of the Merger Agreement, upon consummation of the Merger, the Company    issued (i) an aggregate of 17,977,544 shares of VYNT common stock, par value $0.0001 per share (the “Common Stock”) to the holders of StemoniX capital stock (after giving effect to the conversion of all StemoniX preferred shares and StemoniX 2020 Convertible Notes) and StemoniX warrants (which does not include a certain warrant (the “Investor Warrant”) issued to a certain StemoniX convertible note holder (the “Major Investor”)), (ii) options to purchase an aggregate of 891,780 shares of Common Stock to the holders of StemoniX options with exercise prices ranging from $0.66 to $4.61 per share and a weighted average exercise price of $1.46 per share, and (iii) a warrant (the “Major Investor Warrant”) to the Major Investor, expiring February 23, 2026 to purchase 143,890 shares of Common Stock at a price of $5.9059 per share in exchange of the Investor Warrant.

The Merger was accounted for as a reverse acquisition with StemoniX being the accounting acquirer of CGI using the acquisition method of accounting. Under acquisition accounting, the assets and liabilities (including executory contracts, commitments and other obligations) of CGI, as of March 30, 2021, the effective time of the Merger were recorded at their respective fair values and added to those of StemoniX. Any excess of purchase price consideration over the fair values of the identifiable net assets is recorded as goodwill. Total consideration paid by StemoniX   in the Merger amounted to $59.9 million, which represents the fair value of CGI’s 11,007,186 shares of Common Stock or $50.74 million, 2,157,686 Common Stock warrants or $9.04 million and 55,907 Common Stock options outstanding on the date of the Merger with a fair value of $139 thousand. In addition at the time of the Merger, existing StemoniX shareholders received an additional 804,711 incremental shares due to the conversion ratio agreed to in the Merger Agreement.

StemoniX and CGI incurred $2.145  million of costs associated with the Merger that have been reported on the consolidated statement of operations as Merger related costs for the period ended March 31, 2021. StemoniX’s statement of operations for the year ended December 31, 2020 included $1.44 million of merger related costs incurred in the second half of 2020. As of March 31, 2021 and December 31, 2020, accounts payable includes $63 thousand and $1.0 million of Merger-related costs.

The following details the preliminary allocation of the purchase price consideration:

Assets acquired:
Cash and equivalents	$30,163
Accounts receivable	705
Other current assets	806
Intangible assets	9,500
Fixed assets	416
Goodwill	22,164
Long-term prepaid expenses and other assets	1,381
Total assets acquired	$65,135

Liabilities assumed:
Accounts payable and accrued expenses	$3,258
Obligation under operating lease	198
Obligation under finance lease	106
Deferred revenue	1,293
Income taxes payable	360
Total liabilities assumed	$5,215

Net assets acquired:	$59,920

We have completed preliminary valuation analyses necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. These fair values were based on management’s estimates and assumptions; however, the amounts shown above are preliminary in nature and are subject to adjustment, including income tax related amounts, as additional information is obtained about the facts and circumstances that existed as of the acquisition date. Accordingly, there may be adjustments to the assigned values of acquired assets and liabilities, including, but not limited to, intangible assets and property and equipment and their respective estimated useful lives, that may also give rise to material increases or decreases in the amounts of depreciation and amortization expense. The final determination of the fair values and related income tax impacts will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date. Any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined. The Company has also not yet completed its fair value analysis for a number of items including the vivoPharm cell bank, deferred revenue and discontinued operations liabilities. Of the amount of goodwill acquired in the Merger, no portion is deductible for tax purposes.

The Company recognized intangible assets related to the Merger, which consist of the tradename valued at $1.5 million with an estimated useful life of ten years and customer relationships valued at $8.0 million with an estimated useful life of ten years. The value of the vivoPharm tradename was determined using the relief from royalty method based on analysis of profitability and review of market royalty rates. The Company determined that a 1.0% royalty rate was appropriate given the business-to-business nature of the vivoPharm operations. The value of the vivoPharm customer relationships was determined using an excess earnings method based on projected discounted cash flows and historic customer data. Key assumptions in this analysis included an estimated 10% annual customer attrition rate based on historical vivoPharm operations, a blended U.S. federal, state and Australian income tax rate of 27.1%, a present value factor of 8.5% as well as revenue, cost of revenue and operating expense assumptions regarding the future growth, operating expenses, including corporate overhead charges, and required capital investments.

These intangible assets are classified as Level 3 measurements within the fair value hierarchy.

The following presents the unaudited pro forma combined financial information as if the Merger had occurred as of January 1, 2020:

	For the three months ended
	March 31, 2021	March 31, 2020
Total revenues:	$1,841	$1,594
Net loss	$(6,495)	$(3,152)
Pro forma loss per common share, basic and diluted	$(.21)	$(.11)
Pro forma weighted average number of common shares outstanding, basic and diluted	28,985	28,847

The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred had the Merger been completed as of January 1, 2020, nor are they necessarily indicative of future consolidated results.

Note 3. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include estimated transaction price, including variable consideration, of the Company’s revenue contracts; the value of intangible assets arising from the Merger, the useful lives of fixed assets; the valuation of derivatives and one 2020 Convertible Note accounted for under the fair-value election; deferred tax assets, inventory, right-of-use assets and lease liabilities, stock-based compensation, income tax uncertainties, and other contingencies.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Vyant Bio, Inc. and its wholly-owned subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation.

Reclassification

As a result of the Merger, the Company has reclassified $92 thousand of deferred revenue as of December 31, 2020 previously included in the balance sheet caption other current liabilities to deferred revenue to conform to the post-Merger presentation.

Foreign currency

The Company translates the financial statements of its foreign subsidiaries, which have a functional currency in the respective country’s local currency, to U.S. dollars using month-end exchange rates for assets and liabilities and average exchange rates for revenue, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Gains and losses resulting from foreign currency transactions that are denominated in currencies other than the entity’s functional currency are included within the consolidated statements of operations and Other Comprehensive Loss. For the quarters ended March 31, 2021 and 2020 there were no foreign currency translation or transaction gains or losses as the Merger, which includes significant foreign operations, occurred on March 30, 2021.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. Substantially all of the Company’s assets are maintained in the United States and, effective with the Merger, Australia. The Company views its operations and has managed its business as one segment.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks, including the potential risk of business failure.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at March 31, 2021 is $738 thousand of restricted cash related to the Company’s PPP loan. The Company was required to escrow the PPP loan proceeds plus accrued interest as the Company’s PPP loan forgiveness application had not been processed by the U.S. Small Business Administration at the time of the Merger. This amount was returned to the Company in April 2021 when the PPP loan was fully forgiven.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to consider current market conditions and the Company’s customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. No allowance was recorded as of March 31, 2021 or December 31, 2020. Write-offs for the three months ended March 31, 2021 and 2020 were not significant. The Company does not have any off-balance-sheet credit exposure related to its customers.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company places cash and cash equivalents in various financial institutions with high credit rating and limits the amount of credit exposure to any one financial institution. Trade receivables are primarily from clients in the pharmaceutical and biotechnology industries, as well as academic and government institutions. Concentrations of credit risk with respect to trade receivables, which are typically unsecured, are limited due to the wide variety of customers using the Company’s products and services as well as their dispersion across many geographic areas. As of March 31, 2021 and December 31, 2020, two and three customers, respectively, represented 10% or more of the Company’s total trade accounts receivable. In the aggregate, these customers represented 56% and 73% and $439 thousand and $131 thousand, respectively, of the Company’s total trade accounts receivable.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost being determined on a first-in first-out basis. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventory. Costs associated with the underutilization of capacity are expensed to Cost of goods sold - products as incurred. Inventory is adjusted for excess and obsolete amounts. Evaluation of excess inventory includes items such as inventory levels, anticipated usage, and customer demand, among others.

Prepaid Assets and Other Assets

The Company was contractually liable for Directors and Officers tail insurance policies as of March 31, 2021 in the amount of $1.35 million covering a six year period beginning March 30, 2021. As of March 31, 2021, the full amount is included in accrued expenses, the current portion of $225 thousand which will be expensed in the following year is included in prepaid expenses and other current assets, and the non-current portion of $1.1 million is included in long term prepaid assets and other assets on the balance sheet. In addition, the Company also accrued billed Directors and Officers insurance premiums of $1.3 million for the year ended March 30, 2022. In the aggregate as of March 31, 2021, current and long-term prepaid assets and other assets on the Company’s consolidated balance sheets include $1.53 million and $1.12 million, respectively, of Directors and Officers related prepaid insurance premiums and a corresponding liability of $2.65 million in accrued expenses. All premiums were paid in April 2021.

Revenue Recognition

The Company recognizes revenue when it satisfies performance obligations under the terms of its contracts, and transfers control of the product to its customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products. This process involves identifying the customer contract, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it (a) provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and (b) is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of a product to a customer, which is generally upon shipment as the customer has the ability to direct the use and obtain the benefit of the product.

Prior to the Merger, the Company’s primary sources of revenue are product sales from the sale of microOrgan® plates and the performance of preclinical drug testing services using the microOrgan technology. Subsequent to the Merger, the Company’s revenues will include vivoPharm’s discovery services, consisting primarily of contract research services focused primarily on unique specialized studies to guide drug discovery. The Company does not act as an agent in any of its revenue arrangements.

For product contracts, revenue is recognized at a point-in-time upon delivery to the customer. Product contracts with customers generally state the terms of the sale, including the quantity and price of each product purchased. Payment terms and conditions may vary by contract, although terms generally include a requirement of payment within a range of 30 to 90 days after the performance obligation has been satisfied. As a result, the contracts do not include a significant financing component. In addition, contacts typically do not contain variable consideration as the contracts include stated prices. The Company provides assurance-type warranties on all of its products, which are not separate performance obligations.

For service contracts, revenue is recognized over time and is generally defined pursuant to an enforceable right to payment for performance completed on service projects for which the Company has no alternative use as customer furnished compounds are added to Company plates for testing. The Company does not obtain control of the customer furnished compounds as the Company does not have the ability to direct the use. Revenue is measured by the costs incurred to date relative to the estimated total direct costs to fulfill each contract (cost-to-cost method). Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, materials and overhead.

Some contracts offer price discounts after a specified volume has been purchased. The Company evaluates these options to determine whether they provide a material right to the customer, representing a separate performance obligation. If the option provides a material right to the customer, revenue is allocated to these rights and deferred; subsequently the revenue is recognized when those future goods or services are transferred, or when the option expires.

Contract assets primarily represent revenue earnings over time that are not yet billable based on the terms of the contracts. Contract liabilities consist of fees invoiced or paid by the Company’s customers for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company’s revenue recognition criteria described above.

The Company records all amounts collected for shipping as revenue. Amounts collected from customers for sales tax are recorded in sales net of amounts paid to related taxing authorities.

Contract assets were $85 thousand and $32 thousand as of March 31, 2021 and December 31, 2020, respectively. Contract liabilities were $1.35 million and $92 thousand related to unfulfilled performance obligations as of March 31, 2021 and December 31, 2020, respectively, are recorded in deferred revenue. Remaining performance obligations as of March 31, 2021 are expected to be recognized as revenue in the next twelve months.

Derivative Instruments

The Company recognizes all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. The Company evaluates its debt and equity issuances to determine if those contracts or embedded components of those contracts qualify as derivatives requiring separate recognition in the Company’s financial statements. The result of this accounting treatment is that the fair value of the embedded derivative is revalued as of each reporting date and recorded as a liability, and the change in fair value during the reporting period is recorded in other income (expense) in the statements of operations. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within twelve months of the consolidated balance sheet date.

Warrants

Except as noted in the next paragraph, the Company accounts for its preferred stock warrants issued to non-employees in equity as issuance costs, as the warrants were issued as vested share-based payment compensation to nonemployees.

The Company issued a warrant during first quarter of 2021 that contained an indexation feature not indexed to the Company’s stock resulting in this warrant being accounted for as a derivative. Derivative warrants are recorded as liabilities in the accompanying consolidated balance sheets. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using the Black-Scholes valuation pricing model with the assumptions as follows: the risk-free interest rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve. The expected life of the warrants is based upon the contractual life of the warrants. The Company uses the historical volatility of its common stock and the closing price of its shares on the NASDAQ Capital Market. As further described in Note 10 to the consolidated financial statements, as a result of the Merger, the terms of this warrant were finalized through the conversion to a Vyant warrant resulting in the Vyant warrant being equity classified.

Net Loss Per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing loss available to common shareholders by the weighted-average number of shares of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the potentially dilutive securities had been issued, using the treasury-stock method. As the Company incurred losses for all periods presented, potentially dilutive securities have been excluded from fully diluted loss per share as their impact is anti-dilutive and would reduce the loss per share.

Convertible Notes

The Company accounts for convertible notes using an amortized cost model. Debt issuance costs and the initial fair value of bifurcated compound derivatives reduce the initial carrying amount of the convertible notes. The carrying value is accreted to the stated principal amount at contractual maturity using the effective-interest method with a corresponding charge to interest expense. Debt discounts are presented on the consolidated balance sheets as a direct deduction from the carrying amount of that related debt.

Fair Value Option

The Company has the irrevocable option to report most financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with changes in fair value reported in earnings. The Company elected to account for the convertible note issued to the Major Investor in the three-month period ended March 31, 2021 under the fair value option. See Note 10 to the consolidated financial statements.

Intangible Assets

Intangible assets consist of Vyant’s customer relationships and tradename, which will be amortized using the straight-line method over the estimated useful lives of the assets of ten years.

Fixed Assets

The Company’s purchased fixed assets are stated at cost. Fixed assets under finance leases are stated at the present value of minimum lease payments.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful life of equipment is five years. Leasehold improvements are depreciated over the shorter of useful life or the lease term. Repair and maintenance costs are expensed as incurred.

Long-lived assets, such as fixed assets subject to depreciation, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. As of March 31, 2021 and December 31, 2020, the Company determined that there were no indicators of impairment and did not recognize any fixed asset impairment. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and appraisals, as considered necessary.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identified intangible assets acquired in a business combination. Goodwill is not amortized but is evaluated at least annually for impairment or when a change in facts and circumstances indicate that the fair value of the goodwill may be below the carrying value. No impairment losses were recognized during the quarters ended March 31, 2021 and 2020.

Leases

The Company leases office space, laboratory facilities, and equipment. The Company determines if an arrangement is or contains a lease at contract inception and recognizes a right-of-use (ROU) asset and a lease liability at the lease commencement date.

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. For finance leases, the lease liability is initially measured in the same manner and date as for operating leases and is subsequently measured at amortized cost using the effective-interest method. The Company has elected the practical expedient to account for lease and non-lease components as a single lease component. Therefore, the lease payments used to measure the lease liability includes all of the fixed consideration in the contract.

Key estimates and judgments include how the Company determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) lease term and (3) lease payments. The Company discounts its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, the Company generally uses its incremental borrowing rate as the discount rate for the lease. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because the Company does not generally borrow on a collateralized basis, it uses the interest rate it pays on its non-collateralized borrowings as an input to deriving an appropriate incremental borrowing rate, adjusted for the lease payments, the lease term and the effect on that rate of designating specific collateral with a value equal to the unpaid lease payments for that lease.

The lease term for all of the Company’s leases includes the noncancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.

Research and Development and Advertising Costs

Research and development as well as advertising costs are expensed as incurred. Research and development costs primarily consist of personnel costs, including salaries and benefits, lab materials and supplies, and overhead allocation consisting of various support and facility related costs. Research and development costs amounted to $820 thousand and $1.0 million for the three months ended March 31, 2021 and 2020, respectively. Advertising costs amounted to $8 thousand and $12 thousand for the three months ended March 31, 2021 and 2020, respectively.

Stock Option Plan

The Company recognizes all employee stock-based compensation as a cost in the financial statements. Equity-classified awards are measured at the grant date fair value of the award. The Company estimates grant date fair value using the Black-Scholes-Merton option-pricing model and accounts for forfeitures as they occur. Excess tax benefits of awards related to stock option exercises are recognized as an income tax benefit in the consolidated statements of operations and reflected in operating activities in the consolidated statements of cash flows.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred

Fair Value Measurements

The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

●	Level 1 inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

●	Level 2 inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

●	Level 3 inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Discontinued Operations

Prior to the Merger, CGI entered into asset purchases agreements whereby CGI sold all assets related to its BioPharma and Clinical businesses. CGI classified the disposals as discontinuing operations. As of the date of the Merger, $588 thousand of liabilities relating to these businesses are classified as other current liabilities – discontinued operations on the Company’s consolidated balance sheets.

Valuation of Business Combination

The Company allocates the consideration of a business acquisition to the assets we acquire and liabilities we assume based on their fair values at the date of acquisition, including identifiable intangible assets which either arise from a contractual or legal right or are separable from goodwill. The Company bases the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. The Company allocates to goodwill any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Transaction costs associated with a business combination are expensed as incurred and recorded as merger related costs.

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The amended guidance also clarifies and simplifies other aspects of the accounting for income taxes under ASC Topic 740, Income Taxes. The Company adopted this guidance effective January 1, 2021, prospectively, and the adoption of this standard did not have a material impact to the consolidated financial statements and related disclosures.

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which clarified that before applying or upon discontinuing the equity method of accounting for an investment in equity securities, an entity should consider observable transactions that require it to apply or discontinue the equity method of accounting for the purposes of applying the fair value measurement alternative. The amended guidance will become effective for the Company on January 1, 2022. Early adoption is permitted. The Company does not believe this standard will have a material impact on its financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden of accounting for reference rate reform due to the cessation of the London Interbank Offered Rate, commonly referred to as “LIBOR.” The temporary guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, relationships, and transactions affected by reference rate reform if certain criteria are met. The provisions of the temporary optional guidance are only available until December 31, 2022, when the reference rate reform activity is expected to be substantially complete. When adopted, entities may apply the provisions as of the beginning of the reporting period when the election is made. The Company does not believe this standard will have a material impact on its financial statements and has yet to elect an adoption date.

Note 4. Inventory

The Company’s inventory consists of the following:

	March 31, 2021	December 31, 2020
Finished goods	$18	$40
Work in process	146	121
Raw materials	245	254
Total inventory	$409	$415

Note 5. Fixed assets

Presented in the table below are the major classes of fixed assets by category:

	March 31, 2021	December 31, 2020
Equipment	$2,647	$2,212
Furniture and fixtures	$7	$-
Leasehold improvements	240	240
	2,894	2,452
Less accumulated depreciation	1,547	1,421
	$1,347	$1,031

Depreciation expense recognized during the three months ended March 31, 2021 and 2020 was $126 thousand and $145 thousand, respectively.

Note 6. Leases

The Company leases its laboratory, research and administrative office space under various operating leases. In March 2021, the Company recorded $198 thousand of ROU assets and liabilities upon the Merger.

The components of operating and finance lease expense for the three-month periods ended March 31, are as follows:

	2021	2020
Operating lease cost	$107	$148
Finance lease cost:
Depreciation of ROU assets	-	18
Interest on lease liabilities	-	2
Total finance lease cost	-	20
Variable lease costs	-	-
Short-term lease costs	-	-
Total lease cost	$107	$168

Amounts reported in the consolidated balance sheet as of March 31, 2021 and December 31, 2020 are as follows:

	2021	2020
Operating leases:
Operating lease ROU assets, net	$1,170	$1,095
Operating lease current liabilities	647	486
Operating lease long-term liabilities	548	627
Total operating lease liabilities	1,195	1,113
Finance Leases:
Equipment	176	289
Accumulated depreciation	-	289
Finance leases, net	176	-
Current installment obligations under finance leases	31	-
Long-term portion of obligations under finance leases	74	-
Total finance lease liabilities	$105	$-

Other information related to leases for the three-month periods ended March 31, are as follows:

	2021	2020
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$117	$122
Financing cash flow from finance leases	-	19
ROU assets obtained in exchange for lease obligations:
Operating leases	$198	$-
Finance leases	176	-
Weighted average remaining lease term:
Operating leases	5.65 years	2.18 years
Finance leases	-	1 year
Weighted average discount rate:
Operating leases	9.6%	10%
Finance leases	8.1%	10%

Annual payments of lease liabilities under noncancelable leases as of March 31, 2021 are as follows:

Operating leases
Remainder of 2021	$610
2022	229
2023	130
2024	128
2025	131
Thereafter	213
Total undiscounted lease payments	1,441
Less: Imputed interest	246
Total lease liabilities	$1,195

Note 7. Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets include, among others, capitalized research and development costs, net operating loss carryforwards and research and development tax credit carryforwards. Deferred tax assets are partially offset by deferred tax liabilities arising from intangibles, fixed assets and lease assets. Realization of net deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain based on the Company’s history of losses. Accordingly, the Company’s net deferred tax assets have been fully offset by a valuation allowance. Utilization of net operating loss and credit carryforwards may be subject to substantial annual limitation due to ownership change provisions of Section 382 of the Internal Revenue Code, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of both March 31, 2021 and December 31, 2020, the Company’s liability for gross unrecognized tax benefits (excluding interest and penalties) totaled $151 thousand and $0, respectively. The Company had accrued interest and penalties relating to unrecognized tax benefits of $0 and $0 on a gross basis as of March 31, 2021 and December 31, 2020, respectively. The change in the liability for gross unrecognized tax benefits reflects an increase in reserves established for foreign uncertain tax positions arising from the Merger. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months

Note 8. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2021	December 31, 2020
Department of Employment and Economic Development loan	$-	$83
Economic Injury Disaster Loan	57	57
8% 2020 Convertible Notes, $7,651 face amount, due July 2022	-	7,651
Total long-term debt before debt issuance costs and debt discount	57	7,791
Less: current portion of long-term debt	-	-
Less: debt discount (net of accretion of $0 and $235, respectively)	-	(952)
Total long-term debt	$57	$6,839

Future annual principal repayments due on the long-term debt as of March 31, 2021 are as follows:

Year ending December 31st,	Amount
Remainder of 2021	$-
2022	-
2023	1
2024	1
2025	1
2026	1
Thereafter	53
Total	$57

2020 Convertible Notes

Effective February 8, 2021 the Company’s shareholders and 2020 Convertible Note holders approved amendments to the 2020 Convertible Notes to allow for the issuance of up to $10.0 million in 2020 Convertible Notes for cash (plus up to approximately $3.9 million of 2020 Convertible Notes in exchange for the cancellation of Series B Preferred stock) as well as modifications to the financing’s terms for any 2020 Convertible Noteholder that invested at least $3.0 million of cash since May 4, 2020 in the offering (a “Major Investor”). As of March 12, 2021, the Company completed the $10.0 million 2020 Convertible Note offering. The Company raised approximately $5.0 million from the sale of 2020 Convertible Notes from January 1, 2021 through March 12, 2021 of which approximately $3.9 million were to related parties, including former StemoniX Board members as well as a more than 5% owner of Series B Preferred stock. For any Major Investor, the modified terms provide for a fixed conversion discount on the 2020 Convertible Notes of 20% and a common stock warrant equal to 20% of the amount invested in all 2020 Convertible Notes by such Major Investor divided by the weighted average share price of the Common Stock over the five trading days prior to the closing of the Merger. One 2020 Convertible Note holder that had previously invested $1.25 million in the offering invested an additional $3.0 million on February 23, 2021 and upon the Merger received a warrant to purchase 143,890 shares of the Company’s common stock at an exercise price of $5.9059 per share (the “Major Investor Warrant”). At the time of the Merger, the outstanding principal of the 2020 Convertible Notes of approximately $12.7 million plus accrued interest of $468 thousand were exchanged for 3,338,944 shares of the Company’s common stock. In connection with this exchange, the Company recorded a debt extinguishment loss of $2.5 million in the first quarter of 2021. The weighted average interest rate on the 2020 notes during the three-month period ended March 31, 2021 was 18.22%.

Payroll Protection Plan Loan

In April 2020, the Company applied for and received a $730 thousand loan under the Payroll Protection Plan (“PPP”) as part of the Coronavirus Aid, Relief, and Economic Security Act’s (“CARES Act”). Under the PPP, the Company was able to receive funds for two and a half months of payroll, rent, utilities, and interest cost. The Company has determined that the entire PPP loan will be forgiven resulting in no repayment, including the $10 thousand EIDL grant. The $730 thousand of PPL loan forgiveness was recorded as a reduction of operating costs during the second and fourth quarters of 2020. Therefore, the PPP loan is not reflected as a liability as of March 31, 2021 and December 31, 2020. In April 2021 the SBA fully forgave the PPP loan.

Economic Injury Disaster Loan

The Company applied for and received a $57 thousand Economic Injury Disaster Loan (“EIDL”) loan and a $10 thousand grant from the Small Business Administration in connection with the COVID-19 impact on the Company’s business. This loan bears interest at 3.75% and is repayable in monthly installments starting in June 2022 with a final balance due on June 21, 2050.

Note 9. Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share, to   receive dividends if and when declared, and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to the preferred stock with respect to dividend rights and rights upon liquidation, winding up and dissolution of the Company.

Preferred Stock

Series A and B Preferred Stock

As of December 31, 2020, the Company had 4,611,587 shares of Series A Preferred Stock (the “Series A Preferred”) 3,489,470 shares of Series B Preferred Stock (the “Series B”) issued and outstanding (collectively the “Preferred Stock”). The Company had classified the Preferred Stock as temporary equity in the consolidated balance sheets as the Preferred Shareholders control a Deemed Liquidation Event, as defined below, under the terms of the Series A and Series B Preferred Stock as described below. Effective with the Merger, all the Series A Preferred and the Series B Preferred shares were exchanged for 5,973,509 and 4,524,171 shares of common stock, respectively, and the related carrying value was reclassified to common stock and additional paid-in capital.

During the first quarter of 2020, the Company sold 235,877 shares of Series B Preferred stock for net proceeds of $1.25 million.

Series C Preferred Stock

Effective March 15, 2021, the Company’s shareholders approved the Merger with Cancer Genetics and the authorization of $2.0 million of the Company’s Series C Preferred Stock (“Series C Preferred”). Effective with the Merger on March 30, 2021, the Series C Preferred shares were exchanged for 699,395 shares of Vyant Bio common stock and the related carrying value was reclassified to common stock and additional paid-in capital.

Warrants

Common Stock Warrant

The Company issued the Investor Warrant on February 23, 2021. Effective with the Merger, the Investor Warrant was exchanged for a warrant to purchase 143,890 shares of the Company’s common stock at an exercise price of $5.9059. Prior to this exchange, the Investor Warrant was classified a liability and the Company recognized a $214 thousand gain in the first quarter of 2021 related to fair value adjustments. The fair value of the Investor Warrant was $421 thousand at the time of the Merger and reclassified to additional paid in capital.

In connection with the Merger, the Company assumed 2,157,686 common stock warrants issued in prior financings. A summary of all common stock warrants outstanding as of March 31, 2021 is as follows:

	Exercise Price	Outstanding Warrants	Expiration Dates
2020 Convertible Note	$5.91	143,890	Feb 23, 2026
2021 Offering	$3.50	1,624,140	Feb 10, 2026 - Aug 3, 2026
Advisory Fees	$ 2.42 - $7.59	492,894	Jan 9, 2024 - Oct 28, 2025
Debt	$27.60	14,775	Mar 22, 2024
Offering	$67.50	8,580	Nov 25, 2021 - Mar 14, 2022
Debt	$450	9,185	Oct 17, 2022 - Dec 7 2022
Debt	$300	8,112	Oct 17, 2022
Total		2,301,546

Preferred Stock Warrants

In connection with the issuance of the Series A Convertible Preferred and Series B Convertible Preferred, the Company issued warrants (the “Series A Warrants” and “Series B Warrants”, respectively, and collectively, the “Preferred Warrants”) as compensation to non-employee placement agents. The Series A Warrants and Series B Warrants were issued on April 28, 2017 and May 18, 2019, respectively. The Company determined the Preferred Warrants should be classified as equity as they were issued as vested share-based payment compensation to nonemployees. The Preferred Warrants were recorded in stockholders’ equity at fair value upon issuance with no subsequent remeasurement. As part of the Merger, the Preferred Warrants were converted and settled for a total of 43,107 shares of the Company’s common stock.

Note 10. Fair Value Measurements

During the first quarter of 2021, the Company elected to account for the $3.0 million investment in the 2020 Convertible Notes issued to the Major Investor using the fair value method. Further, the Major Investor Warrant was deemed to be a liability classified instrument due its variable settlement features. Both of these instruments were classified as Level 3 measurements within the fair value hierarchy.

The fair value of the Company’s 2020 Convertible Note issued to the Major Investor is measured as the sum of the instrument’s parts, being the underlying debt instrument and the conversion feature. The conversion feature was valued using the probability weighted conversion price discount. The instrument provides the holder the right to convert the instrument into shares of Series B Preferred Stock at a 20% discount. Given the timing of the issuance of the instrument near the Merger date, management determined that there was a 99.5% probability of the holders converting the instrument to Company shares at a 20% discount.

The Company valued the warrants issued with the 2020 Convertible Notes using a Black-Scholes-Merton model using the value of the underlying stock and exercise price of $2.01, along with a risk-free interest rate of 0.59% and volatility of 86%. The Company estimated the term of the warrant to be 5 years.

The Company’s 2020 Convertible Notes contain a share settled redemption feature (“Embedded Derivative”) that requires conversion at the lesser of specified discounts from qualified financing price per share or the fair value of the common stock at the time of conversion. The discount changes based on the passage of time between issuance of the convertible note and the conversion event. This feature is considered a derivative that requires bifurcation because it provides a specified premium to the holder of the note upon conversion. The Company measures the share-settlement obligation derivative at fair value based on significant inputs that are not observable in the market. This results in the liability classified as a Level 3 measurement within the fair value hierarchy.

Upon the Merger, all of the Level 3 instruments were exchanged for Vyant Bio equity classified instruments. Prior to their exchange, all of these instruments were marked to their fair markets with corresponding changes recorded in the statement of operations in the first quarter of 2021.

The following tables present changes in fair value of level 3 valued instruments as of and for the three months ended March 31, 2021:

	2020 Convertible Note	Warrant	Embedded Derivative
Balance – January 1	$-	$-	$1,690
Additions	3,746	635	325
Measurement adjustments	4	(214)	250
Settlement	(3,750)	(421)	(2,265)
Balance – March 31	$-	$-	$-

There were no level 3 fair value instruments outstanding as of and for the three months ended March 31, 2020.

Note 11. Loss Per Share

Basic loss per share is computed by dividing the net loss after tax attributable to common stockholders by the weighted average shares outstanding during the period. Diluted loss per share is computed by including potentially dilutive securities outstanding during the period in the calculation of weighted average shares outstanding. The Company did not have any dilutive securities during the periods presented; therefore, diluted loss per share is equal to basic loss per share.

Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted loss per share calculations for the quarters ended March 31:

	2021	2020
Net loss	$(7,366)	$(1,974)
Basic and diluted weighted average shares outstanding	3,184,106	2,460,463
Net loss per shares attributable to common stockholder, basic and diluted	$(2.31)	$(0.80)

The following securities were not included in the computation of diluted shares outstanding as of March 31, 2021 and 2020 because the effect would be anti-dilutive:

	2021	2020
Series A Preferred Stock	-	4,611,587
Series B Preferred Stock	-	3,976,364
Series A Warrants	-	48,714
Series B Warrants	-	9,943
Common Stock Warrants	2,301,576	-
Stock options	2,268,543	478,610
Total	4,570,119	9,125,218

Note 12. Stock-Based Compensation

The Company has three legacy equity incentive plans: the Cancer Genetics, Inc. 2008 Stock Option Plan (the “2008 Plan”) and the Cancer Genetics Inc.2011 Equity Incentive Plan (the “2011 Plan”), and the StemoniX Inc. 2015 Stock Option Plan (the “2015 Plan”, and together with the 2008 Plan, and the 2011 Plan, the “ Frozen Stock Option Plans”). The Frozen Stock Option Plans as well as the 2021 Plan (as defined below) are meant to provide additional incentive to officers, employees and consultants to remain in the Company’s employment. Options granted are generally exercisable for up to 10 years. Effective with the Merger, the Company is no longer able to issue options from the Frozen Stock Option Plans.

Effective with the Merger, the Vyant Bio 2021 Equity Incentive Plan (the “2021 Plan”) came into effect, pursuant to which the Company’s Board of Directors may grant up to 4,500,000 of equity-based instruments to officers, key employees, and non-employee consultants. On March 30, 2021, the Company granted 1,151,500 stock options to officers and other employees, 78,090 stock options to independent Board members and a restricted stock unit (“RSU”) of 8,676 shares to the Company’s Board chair. The options granted to officers and employees vest 25% one year from the grant date and thereafter equally over the next 36 months. The options granted to Board members vested upon grant. The Board chair RSU vests one year from the grant date.

As StemoniX was the acquirer for accounting purposes, the pre-Merger vested stock options granted by CGI under the 2008 and 2011 Plans are deemed to have been exchanged for equity awards of the Company. The exchange of StemoniX stock options for options to purchase Company common stock was accounted for as a modification of the StemoniX stock options; however, the modification did not result in any incremental compensation expense as the modification did not increase the fair value of the stock options.

For StemoniX stock options issued prior to the Merger, the expected volatility was estimated based   on the average historical volatility of similar entities with publicly traded shares as StemoniX’s shares historically were not publicly traded and its shares rarely traded privately. After the Merger, the Company used Vyant’s historical volatility to determine the expected volatility of post-Merger option grants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant.

The Company uses a simplified method to determine the expected term for the valuation of employee options. This method effectively assumes that exercise occurs over the period from vesting until expiration, and therefore the expected term is the midpoint between the service period and the contractual term of the award. The simplified method is applicable to options with service conditions. For options granted to nonemployees, the contractual term is used for the valuation of the options.

As of March 31, 2021, there were 3,261,734 additional shares available for the Company to grant under the 2021 Plan. The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted during the quarter ended March 31, 2020. The assumptions for stock option grants during the quarter ended March 31, 2021 are provided in the following table.

2021
Valuation assumptions
Expected dividend yield	0.0%
Expected volatility	119.0% – 123.0%
Expected term (years) – simplified method	5.5 – 6.0
Risk-free interest rate	0.98% – 1.12%

Stock option activity during the for the three-month periods ended March 31, 2021 and 2020 is as follows:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term
Balance as of January 1, 2020	509,173	$1.30	7.4
Granted	-	-
Exercised	(12,000)	1.94
Forfeited	(12,438)	1.35
Expired	(6,125)	1.24
Balance as of March 31, 2020	478,610	$1.28	6.5

Balance as of January 1, 2021	756,383	1.82
Granted	1,229,590	4.61
Additional options grant StemoniX holders	292,995	4.61
Options assumed in Merger	55,840	45.95
Exercised	(29,916)	1.24
Forfeited	(29,349)	2.00
Expired	(7,000)	1.39
Balance as of March 31, 2021	2,268,543	$4.79	8.1
Exercisable as of March 31, 2021	390,109	$8.00	7.5

The weighted average grant-date fair value of options granted during the three-month periods ended March 31, 2021 was $3.89. No options were granted in 2020. The aggregate intrinsic value of options outstanding as of March 31, 2021 was $2.4 million. The intrinsic value of options exercisable was $1.1 million as of March 31, 2021. The total intrinsic value of options exercised was $23 thousand and $1 thousand for the three-month period ended March 31, 2021 and 2020, respectively.

The Company recognized stock-based compensation related to different instruments for the three-month periods ended March 31 as follows:

	2021	2020
Stock options	$366	$42
Shares issued to nonemployees	-	30
Total	$366	$72

As of March 31, 2021, there was $4.7 million of total unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.95 years.

13. Segment Information

The Company reports segment information based on how the Company’s chief operating decision maker (“CODM”), regularly reviews operating results, allocates resources and makes decisions regarding business operations. For segment reporting purposes, the Company’s business structure is comprised of one operating and reportable segment.

Substantially all revenues for the three-month periods ended March 31, 2021 and 2020 were generated from customers located in the United States. During the three months ended March 31, 2021 and 2020, three customers accounted for approximately 69% and 55% of the consolidated revenues, respectively.

Customers representing 10% or more of the Company’s total revenues for the three-month periods ended March 31, 2021 and 2020 are presented in the table below:

	2021	2020
Customer A	28%	31%
Customer B	24%	12%
Customer C	17%	12%

Note 14. Related Party Transactions

As further described in Note 8, a number of related parties participated in the 2020 Convertible Note offering during the quarter ending March 31, 2021.

In January 2020, a Company officer advanced $25 thousand to the Company. On August 12, 2020, to settle debt and accrued interest aggregating $26 thousand owed to the Company officer, the executive used this amount to exercise an existing vested Company stock option and was issued 12,693 shares of common stock.

During 2020, related parties including former StemoniX Board members, officers of the Company or their immediate family (“Related Parties”) purchased $44 thousand, or 8,003 shares of Series B-2 Preferred Stock and converted $351 thousand of the 2020 Convertible Notes into 64,000 shares of Series B Preferred Stock. In all instances the terms of these transactions were the same as third-party investors.

During 2020, three Company executives deferred a portion of their compensation pursuant to the terms of their employment agreements. As of March 31, 2021 and 2020, the executives had deferred compensation of $60 thousand and $0, respectively, of their compensation. The $60 thousand was paid in April 2021 pursuant to the terms of the employment agreements.

Note 15. Contingencies

On November 13, 2020, a purported stockholder of CGI filed a complaint against CGI, the chief executive officer of CGI and the directors of CGI in the United States District Court for the Southern District of New York, entitled, Scott Sawin v. Cancer Genetics, Inc. et al. The complaint (the “Sawin Complaint”) alleges that CGI’s Registration Statement on Form S-4, as filed with the SEC on October 16, 2020 related to the merger (the “Prior Registration Statement”), omitted to disclose certain material information allegedly necessary to make statements made in the Prior Registration Statement not misleading and/or false, in violation of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 14a-9 promulgated thereunder, and alleges breach of fiduciary duty of candor/disclosure. The complaint seeks injunctive relief, enjoining the merger until the defendants to the applicable lawsuit disclose the alleged omitted material information, and costs, among other remedies. Subsequently, seven other complaints were filed against CGI and the directors of CGI in either the United States District Court for the Southern District of New York or the United States District Court for the District of New Jersey alleging facts and seeking relief substantially similar to the Sawin Complaint.

On April 27, 2021, the Sawin Complaint was voluntarily dismissed as moot, and four of the other seven complaints have also been voluntarily dismissed or dismissed by the court for lack of prosecution. Three complaints remain on record, but the Company has not been served in any of those matters.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report, particularly those under “Risk Factors.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	the expected benefits of, and potential value, including synergies, created by, the recently completed Merger transaction between the Company and StemoniX, Inc. (“StemoniX”) for the stockholders of the Company;
●	the Company’s ability to adapt its business for future developments in light of the global outbreak of COVID-19, which continues to rapidly evolve;
●	the Company’s ability to internally identify and develop new iPSC disease models, drug candidates and intellectual property;
●	the Company’s ability to negotiate strategic partnerships, where appropriate, for iPSC disease models or drug candidates;
●	the Company’s need for significant additional capital and the Company’s ability to satisfy its capital needs.
●	the Company’s ability to complete required clinical trials of its products and obtain approval from the FDA or other regulatory agents in different jurisdictions;
●	the Company’s ability to execute on its marketing and sales strategy for its preclinical research services and gain acceptance of its services in the market;
●	the Company’s ability to keep pace with rapidly advancing market and scientific developments;
●	the Company’s ability to satisfy U.S. (including the Food and Drug Administration (“FDA)) and international regulatory requirements with respect to its services;
●	the Company’s ability to maintain its present customer base and obtain new customers;
●	the Company’s ability to maintain the Company’s clinical and research collaborations and enter into new collaboration agreements with highly regarded organizations so that, among other things, the Company has access to thought leaders in advanced preclinical and translational science;
●	potential product liability or intellectual property infringement claims;
●	the Company’s ability to maintain or protect the validity of its patents and other intellectual property;
●	the Company’s dependency on third-party manufacturers to supply it with instruments and specialized supplies;
●	the Company’s ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel with extensive relevant experience , who are in short supply;
●	the Company’s ability to effectively manage its international businesses in Australia and Europe, including the expansion of its customer base and volume of new contracts in these markets;
●	the Company’s dependency on the intellectual property licensed to the Company or possessed by third parties; and
●	the Company’s ability to adequately support future growth.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipate in our forward-looking statements. Please see “Risk Factors” for additional risks which could adversely impact our business and financial performance.

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

Overview

On March 30, 2021, Vyant Bio, Inc. (the “Company” “Vyant” “Vyant Bio” or “VYNT”), formerly known as Cancer Genetics, Inc. (“CGI”), completed its business combination (the “Merger”) with StemoniX, Inc., a Minnesota corporation (“StemoniX”), in accordance with the Agreement and Plan of Merger and Reorganization, dated as of August 21, 2020 (the “ Initial Merger Agreement”) by and among the Company, StemoniX and CGI Acquisition, Inc., a Minnesota corporation and wholly-owned subsidiary of the Company (“Merger Sub”), as amended by Amendment No. 1 thereto made and entered into as of February 8, 2021 (the “First Amendment”) and Amendment No. 2 thereto made and entered into as of February 26, 2021 (the “Second Amendment”) (the Initial Merger Agreement, as amended by the First Amendment and Second Amendment, the “Merger Agreement”), pursuant to which Merger Sub merged with and into StemoniX, with StemoniX surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”).

The merger was accounted for as a reverse acquisition with StemoniX being the accounting acquirer of CGI using the acquisition method of accounting. Under acquisition accounting, the assets and liabilities (including executory contracts, commitments and other obligations) of CGI, as of March 30, 2021, the effective time of the Merger, were recorded at their respective fair values and added to those of StemoniX. Any excess of purchase price consideration over the fair values of the identifiable net assets was recorded as goodwill. Total consideration paid in the merger amounted to $59.9 million which represents the fair value of 11,007,186 shares   of CGI common stock and 2,157,686 common share warrants and 55,907 Common Stock Options outstanding on the date of the Merger. As the Merger was consummated at the close of business on March 30, 2021, the Company’s first quarter 2021 consolidated statement of operations includes one day of revenues and costs associated with the historical CGI business. In addition at the time of the Merger, existing StemoniX shareholders received 804,711 thousand incremental shares due to the conversion ratio agreed to in the merger agreement.

Vyant Bio is an innovative biotechnology company focused on partnering with pharmaceutical and other biotechnology companies to identify novel and repurposed therapeutics through the integration of human-derived biology with data science technologies and Investigational New Drug (“IND”) expertise. The Company’s management believes that drug discovery needs to progressively shift as the widely used models for predicting safe and effective drugs have under-performed, as evidenced by the time and cost of bringing novel drugs to market. As a result, Vyant Bio has refocused its business on bringing together an impactful approach to drug discovery with new technologies with a multi-disciplinary approach.

By combining sophisticated data science capabilities with highly functional human cell derived disease models, Vyant Bio seeks to leverage its current ability to screen and test therapeutic candidates, which will allow for creating a unique approach to assimilating data that supports decision making iteratively throughout the discovery phase of drug development to identify both novel and repurposed candidates.

Vyant Bio has two wholly owned operating subsidiaries – StemoniX, Inc. (“StemoniX”) and vivoPharm Pty Ltd (“vivoPharm”). StemoniX develops and manufactures high-density, at-scale human induced pluripotent stem cell (“iPSC”) derived neural and cardiac screening platforms for drug discovery and development. vivoPharm has an extensive set of anti-tumor referenced data based on predictive xenograft and syngeneic tumor models to provide discovery services such as contract research services, focused primarily on unique specialized studies to guide drug discovery. vivoPharm also specializes in planning and conducting unique, specialized studies to guide drug discovery and development programs with a concentration in oncology and immuno-oncology. These studies range from early compound selection to developing comprehensive sets of in vitro and in vivo data, as needed for U.S. Food and Drug Administration (“FDA”) Investigational New Drug (“IND”) applications. By combining the two companies, Vyant intends to build on the historic businesses and empower the discovery of new medicines and biomarkers through the convergence of its novel human biology and software technologies.

Our current business model is to build on the historical StemoniX and vivoPharm businesses by operating a drug discovery research team with the aim of identifying novel and repurposed compounds and developing disease models from human-derived cells that can be used for drug discovery, and drug discovery services.

Drug Discovery

Vyant Bio is focused on discovering therapeutic assets through its scientific teams’ use of innovative technologies and then licensing or collaborating with pharmaceutical and other biotechnology companies for the further development of such assets. While the Company has developed expertise in neurology, cardiology, oncology and diseases related to the pancreas, we are first working in rare diseases. The Company’s most mature asset discovery program is in the treatment of Rett Syndrome, in which the Company is investigating a repurposed drug and, along with a partner, the identification of a novel compound. Also, furthered by the long history of scientific excellence of our lead scientists, the Company is working to discover therapies to treat CDKL5 disease, a neuro degenerative disease commonly found in infants.

In addition, the Company has commercialized the development, engineering and manufacturing of disease models, built on its iPSC derived neural and cardiac screening platforms, which are used to screen identified compounds and design proteins from sophisticated machine learning systems. The Company’s current list of disease models are at commercial stage, and the Company is focused on licensing tailored disease models to, or otherwise partnering with drug developers from around the world. The most mature disease models are being used to find therapeutic candidates in the central nervous system, driven by a focus on Rett Syndrome and CDKL5 disorders. With the addition of the vivoPharm cancer cell-line assets and scientific expertise in oncology, the Company believes it can also advance models targeting Glioblastoma and Parkinson’s disease. The team has also made progress with its microHeart platform, so we believe there will be continued interest from partners with an eye toward Cardiac Fibrosis and Rett Syndrome.

While the revenues from our services with and sales of disease models represent an important component of our business, our long-term strategy is to discover novel and repurposed therapeutic agents for subsequent monetization and build and monetize disease models. Our human-derived models combined with the latest data science and software techniques can identify and rank order repurposed and novel compounds by target. In our current drug discovery efforts, we aim to leverage our iPSC technology to identify drug candidates for licensure or clinical development. We intend to collaborate with leading pharma partners by pooling our expertise in iPSC biology and screening analytics with their medicinal chemistry capabilities. Our goal is to pursue partnered and wholly-owned drug discovery projects that yield high value assets. Currently, our plan is to enter into license or other collaboration arrangements with others for the development of drug candidates beyond identification and initial preclinical testing.

The Company is in active discussions with possible licensing partners to offer exclusive access to certain disease models, and expects to enter into license agreements for access to both novel and repurposed therapies. The Company is striving to receive a mixture of upfront payments, licensing fees, milestone-based fees and ongoing royalty payments. There is no assurance that we will be able to enter into these relationships.

Discovery Services

Our discovery service business is based on demand for preclinical and discovery services from biotechnology and pharmaceutical companies, academia and the research community. Biotechnology and pharmaceutical companies engaged in designing and running clinical trials to determine the safety and effectiveness of treatments and therapeutics benefit from our services. In particular, our preclinical development of biomarker detection methods, response to immuno-oncology directed novel treatments and early prediction of clinical outcome is supported by our extended portfolio of orthotopic, xenografts and syngeneic tumor test systems as a specialized service offering in the immuno-oncology space, and disease model platforms used to identify promising therapeutics for oncology, cardiology and pancreatic diseases.

In our StemoniX discovery services business, we collaborate with pharmaceutical companies to create novel iPSC-based microOrgan drug testing screens using disease models based on our pharmaceutical company partners’ specifications. In addition, we perform Discovery as a Service (“DaaS”) on behalf of our customers. In our disease model effort, we create novel disease models according to our partner’s specifications, then either sell microOrgan disease specific or wild-type (non-disease specific) plates to them, use them for our own internal development or sell them to other partner(s) (depending on if exclusivity was acquired by the original partner).

We develop and manufacture high throughput (384 well), high-density human induced pluripotent stem cell (iPSC) derived neural, cardiac and pancreatic screening platforms for use in drug discovery and development. Engineered from human skin and blood cells, iPSCs are made with in-licensed patented processes discovered by 2012 Nobel Prize recipient Dr. Shinya Yamanaka. Our iPSC innovations are made from living human cells and have organ-like, or organoid, characteristics; we refer to them as microOrgans®. We have industrialized these microOrgans® into standard off-the-shelf multi-well plate labware formats that are sufficiently robust and reproducible to enable drug screening and drug candidate selection.

We combine our microOrgan platform with software analytics and augmented intelligence, which we refer to as AnalytiX™. Our integrated approach provides a compelling value proposition to internal drug discovery and support for pharmaceutical companies and other entities. Prior to human clinical studies, we enable standardized, high-throughput screening of drug candidates on complex human organoids on our microOrgan screens, helping to avoid the inadequacies of testing in clonal cell lines or rodents. We and our customers and collaborators believe that our technologies benefit drug discovery in human disease areas that are difficult to address using current methodologies, accelerate preclinical drug discovery and development, reduce risk of clinical failure, predict with greater degrees of confidence and ultimately, reduce the cost of discovering new therapeutic agents.

In our vivoPharm preclinical services business, we have developed industry recognized capabilities in early phase development and discovery, especially in immuno-oncology models, tumor micro-environment studies, and specialized pharmacology services that support basic discovery, preclinical and phase 1 clinical trials. vivoPharm’s studies have been utilized to support over 250 IND submissions to date across a range of therapeutic indications, including lymphomas, leukemia, GI-cancers, liver cancer, pancreatic cancer, non-small cell lung cancer, and other non-cancer rare diseases. vivoPharm is presently serving over 50 biotechnology and pharmaceutical companies across four continents in over 100 studies and trials with highly specialized development, clinical and preclinical research. Over the past 17 years, vivoPharm has also generated an extensive library of human xenograft and syngeneic tumor models, including subcutaneous, orthotopic and metastatic models. vivoPharm offers its analytic services in small and bio-molecules.

vivoPharm’s preclinical services, including predictive tumor models, human orthotopic xenografts and syngeneic immuno-oncology relevant tumor models are offered from its Hershey, PA facility. This service is supplemented with GLP toxicology and extended bioanalytical services in the Company’s Australian-based facilities in Clayton, Victoria, and Gilles Plains, South Australia.

Strategy

The Company’s strategy is to focus on developing innovative new drug discoveries in partnership with pharmaceutical and biotechnology companies and academic and governmental research facilities. The Company’s current discovery services include preclinical anti-tumor efficacy, GLP compliant toxicity studies and small and bio-molecule analytical services, and the Company provides the tools and testing methods for companies and researchers seeking to identify and to develop new compounds and molecular-based biomarkers for diagnostics and therapeutics. Through the Merger, the Company will be able to extend its capabilities to include standardized, high-throughput screening of drug candidates on complex human organoids prior to human clinical studies, to de-risk translational decision making and potentially accelerate the time it takes to identify both novel and repurposed compounds and bring relevant data to investigational new drug applications before regulatory agencies around the globe. By combining StemoniX’s microOrgan platform with software analytics and augmented intelligence, referred to as AnalytiX, StemoniX’s integrated approach provides a compelling value proposition to pharmaceutical companies and for the combined companies own discovery programs.

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

StemoniX combines its microOrgan platform with software analytics and augmented intelligence, referred to as AnalytiX™. StemoniX’s integrated approach enables standardized, high-throughput screening of drug candidates on complex human organoids prior to human clinical studies, mitigating or in some cases avoiding the inadequacies of testing in clonal cell lines or rodents. StemoniX and its customers and collaborators believe that StemoniX’s technologies will permit drug discovery in human disease areas that are difficult to address using current methodologies, accelerate preclinical drug discovery and development, reduce risk of clinical failure, predict with greater degrees of confidence and ultimately, reduce the cost of discovering new therapeutic agents.

StemoniX’s business model combines both collaborations with integrated pharmaceutical companies on the derivation and subsequent supply of iPSC-based disease models and screens, and internal drug discovery efforts to identify drug candidates for licensure or clinical development. In StemoniX’s disease model effort, StemoniX creates novel models per the specifications of its partners, then either sells microOrgan plates to them or performs Discovery as a Service (“DaaS”) on their behalf in its facilities. StemoniX strives to receive a mixture of upfront payments, licensing fees, milestone-based fees, and ongoing royalty payments in addition to any charges for microOrgan plates and services. While the revenue from StemoniX’s disease model and screening activities represents an important component of its business, StemoniX’s long-term strategy is to leverage its iPSC technology to pursue partnered and wholly-owned drug discovery projects that yield higher value assets.

StemoniX was incorporated in 2014 in Minnesota with headquarters in Maple Grove, Minnesota, and a research and development team located in La Jolla, California. StemoniX focuses on new iPSC differential protocols, plating procedures, and expansion techniques. StemoniX’s Maple Grove manufacturing facility focuses on the growth, differentiation, plating, and shipping of its microOrgan platforms in a highly standardized and rigorous process. The Maple Grove facility includes clean-room and biohazard safe environments to house its incubators, biological safety cabinets, liquid handling machines, refrigerators, and office space. Both facilities also have diagnostic equipment for quality control and assurance. The majority of StemoniX’s DaaS revenues are generated from its Maple Grove facility.

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. Many of the Company’s customers worldwide were impacted by COVID-19 and temporarily closed their facilities which impacted revenues in the first half of 2020 for StemoniX. Revenues continued in the first half of 2020 for the historical CGI business as signed contracts were already in place. Revenues at historical CGI began to slow in the second half of 2020 as fewer contracts were signed due to COVID 19 and the studies related to contracts signed pre COVID-19 were completed. While the impact of the pandemic on our business has lessened, the global outbreak of COVID-19 continues with new variants and is impacting the way we operate our business as well as in certain circumstances limiting the availability of lab supplies. The extent to which the COVID-19 pandemic may impact the Company’s future business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the availability and effectiveness of vaccines, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The Company is actively monitoring the impact of the COVID-19 pandemic on its business, results of operations and financial condition. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition in the future is unknown at this time and will depend on future developments that are highly unpredictable.

As the Merger was consummated at the close of business on March 30, 2021, the Company’s first quarter 2021 consolidated statement of operations includes one day of revenues and costs associated with the historical CGI business.

Revenues

The Company’s primary revenue sources are microOrgan® plate product sales and the performance of preclinical drug testing services using our microOrgan technology, referred to as Discovery as a Service, or DaaS. Effective with the Merger, revenues include preclinical oncology and immuno-oncology services offered to its biotechnology and pharmaceutical customers.

Substantially all revenues for the three months ended March 31, 2021 and 2020 were generated from customers located in the United States. During the three months ended March 31, 2021 and 2020, three customers accounted for approximately 69% and 55% of the consolidated revenues, respectively.

Cost of Goods

The Company separately reports cost of goods for product sales and service revenues. Product revenue costs include labor and product costs such as labware, plates and reagents required to develop iPSC’s into microOrgans as well as overhead, facility and equipment costs at the Company’s Maple Grove, Minnesota facility. This facility was designed for long-term growth and includes automation equipment for high-throughput manufacturing. As the facility is designed to accommodate the Company’s long-term growth, it is currently operating at less than 25% of capacity, and will continue to for the foreseeable future.

Cost of goods for service revenues includes internal labor, materials and allocated overhead costs to perform services for DaaS projects. Effective with the Merger, service revenue costs also include laboratory consumables, shipping costs, and other direct expenses, such as specimen procurement and third-party validation studies.

Operating Expenses

The Company classifies its operating expenses into three categories: research and development, selling, general and administrative as well as merger related costs. Operating expenses principally consist of personnel costs, including non-cash stock-based compensation, outside services, laboratory consumables, rent, overhead, development costs, and marketing program costs, legal and accounting fees.

Research and Development Expenses. Research and development expenses reflect the personnel related expenses, overhead and lab consumable costs to develop its microOrgan technology at its La Jolla, California facility as well as development activities undertaken at the Maple Grove, Minnesota facility. The Company intends to accelerate its development of disease-specific microOrgan models and supporting analytical tools to further its drug development strategy.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of personnel-related expenses, professional fees, such as legal, accounting, occupancy costs and other general expenses as well as personnel and related overhead costs for its business development team and related support personnel, travel and entertainment expenses, other selling costs and trade shows. The Company repositioned its sales and marketing initiatives in early 2020 to a business development model for DaaS and the monetization of its drug development strategy as compared with its historical strategy of direct sales. Effective with the Merger, the Company expects selling, general and administrative expenses to increase significantly as the Company incurs incremental professional service, insurance, human capital and other costs to operate as a public company.

Merger Related Costs. Merger related costs are direct professional service costs incurred by the Company in connection with the Merger.

Results of Operations

Three Months Ended March 31, 2021 and 2020

The following table sets forth certain information concerning the Company’s results of operations for the periods shown (in thousands):

	Three months ended March 31,		Dollar	Percentage
	2021	2020	Change	Change
Revenues:
Service	$116	$136	$(20)	(15)%
Product	106	32	74	231%
Total revenues	222	168	54	32%

Operating costs and expenses:
Cost of goods sold – service	89	132	(43)	(33)%
Cost of goods sold – product	396	166	230	139%
Research and development	820	1,009	(189)	(19)%
Selling, general and administrative	1,216	833	383	46%
Merger related costs	2,145	-	2,145	n/a
Total operating costs and expenses	4,666	2,140	2,526	118%
Loss from operations	(4,444)	(1,972)	(2,472)	125%

Other (expense) income:
Change in fair value of warrant liability	214	-	214	n/a
Change in fair value of share-settlement obligation derivative	(250)	-	(250)	n/a
Loss on debt conversions	(2,518)	-	(2,518)	n/a
Interest expense	(368)	1	(369)	n/a
Total other (expense) income	(2,922)	1	(2,923)	n/a
Loss before income taxes	(7,366)	(1,971)	(5,395)	274%
Income tax expense (benefit)	-	-	-
Net loss	$(7,366)	$(1,971)	$(5,395)	273%

Operating results: Comparison for the three months ended March 31, 2021 and 2020

Revenues

Total revenues increased 32%, or $54 thousand, to $222 thousand for the three months ended March 31, 2021, as compared with $168 thousand for the three months ended March 31, 2020. 2021 DaaS service revenues decreased by $38 thousand due to the delay in completing contract deliverables resulting in the non-recognition of revenues. We realized an increase in product revenues of 231% or $74 thousand in 2021 primarily due to increased sales volume as compared with 2020.

Cost of Goods

Cost of goods sold – service aggregated $89 thousand and $132 thousand, respectively, for the three months ended March 31, 2021 and 2020, resulting in a cost of goods sold of 77% and 97%, respectively, of service revenues. The 2021 period was impacted by incremental costs incurred to achieve contract deliverables and the 2020 period was impacted by two negative margin service contracts.

Cost of goods sold – product aggregated $396 thousand and $166 thousand for the three months ended March 31, 2021 and 2020, respectively, resulting in a cost of goods sold gross margin deficit of $290 thousand and $134 thousand. The increase in cost of sales resulted from an increase in scrap, reduced research and development activities undertaken by our manufacturing team and the write-off of inventory.

Operating Expenses

Research and development expenses decreased by 19%, or $189 thousand, to $820 thousand for the three months ended March 31, 2021 from $1.0 million for the three months ended March 31, 2020. This decrease is principally due a $163 thousand decrease in costs allocated from our Maple Grove facility for research and development activities.

Selling, general and administrative expenses increased by 46%, or $383 thousand, to $1.2 million for the three months ended March 31, 2021, as compared with $833 thousand for the three months ended March 31, 2020. The quarter ended March 31, 2021 includes stock-based compensation $331 thousand of which $317 thousand relates to March 30, 2021 stock option grants including grants to the newly formed Board of Directors that immediately vested upon grant. The Company incurred incremental professional services fees of $222 thousand in the first quarter of 2021 as compared with the same prior-year period related to accounting, audit and other professional services that were not deemed to be one-time Merger related costs. This period over period increase was offset by a $161 thousand decrease in sales, marketing and business development expenses due to a realignment of the Company’s revenue strategy to a licensing model, lower headcount and reduced expenditures due to the COVID-19 pandemic.

Merger related costs for the three-month period ended March 31, 2021 were $2.1 million. These professional service-related costs and investment banker fees were incurred related to the Merger.

Other Expenses, net

Total other expense for the three months ended March 31, 2021 was $2.9 million, which consisted of a $250 thousand mark-to-market loss for an embedded compound derivative from the 2020 Convertible Notes, $2.5 million loss on the conversion of these notes to equity upon the closing of the Merger, a $214 thousand mark to market warrant liability gain, and interest expense of $368 thousand primarily related to the 2020 Convertible Notes. Total other income, net was not significant for the quarter ended March 31, 2020.

Liquidity and Capital Resources

The Company’s operating activities have been primarily funded with proceeds from the sale of convertible notes and preferred stock securities. Prior to the Merger, CGI’s primary sources of liquidity have been cash collections from its customers and funds generated from debt and equity financings. The Company expects to continue generating additional cash from its Discovery Services customers in the future. The primary uses of the Company’s liquidity have been cash used to fund the Company’s operations, as detailed in the cash flows section below. The Company believes that its cash at March 31, 2021 is sufficient to meet estimated working capital requirements and fund planned operations into 2023.

The Company expects to continue to incur operating losses in the future, as the costs of being public have significant effect on losses that keep the Company from being profitable and as the Company furthers its drug discovery efforts. The Company expects losses to continue, only to the extent that the business does not outpace the public company-related expenses, such as legal and audit fees and director’s and officer’s liability insurance, and drug discovery costs are not offset by non-dilutive funding such as revenues from licensing or other collaborations. These losses have had, and will continue to have, an adverse effect on the Company’s working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with its revenue growth and costs associated with being a public company and drug discovery company, the Company is unable to predict when it will become profitable, and it may never become profitable. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis. The Company’s inability to achieve and then maintain profitability would negatively affect its business, financial condition, results of operations and cash flows.

During the next twelve months, we may take further steps to raise additional capital to meet our long-term liquidity needs including, but not limited to, one or more of the following: the licensing of drug candidates with existing or new collaborative partners, possible business combinations, issuance of debt, or the issuance of common stock or other securities via private placements or public offerings. Although we have been successful in raising capital in the past, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital raising efforts may worsen as existing resources are used. There is also no assurance that we will be able to enter into further collaborative relationships. Additional equity financings may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms which reduce our economic potential from products under development. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of one or more discovery programs, license out programs earlier than expected, raise funds at a significant discount or on other unfavorable terms, if at all, or sell all or a part of our business.

The Company’s forecast of the period of time through which its current financial resources will be adequate to support its operations and its expected operating expenses are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

●	the expected benefits of, and potential value, including synergies, created by, the Merger for the stockholders of the Company;
●	the Company’s ability to adapt its business for future developments in light of the global outbreak of COVID-19, which continues to rapidly evolve;
●	the Company’s ability to internally identify and develop new iPSC disease models, drug candidates and intellectual property;
●	the Company’s ability to negotiate strategic partnerships, where appropriate, for iPSC disease models or drug candidates;
●	the Company’s need for significant additional capital and the Company’s ability to satisfy its capital needs;
●	the Company’s ability to complete required clinical trials of its products and obtain approval from the FDA or other regulatory agents in different jurisdictions;
●	the Company’s ability to execute on its marketing and sales strategy for its preclinical research services and gain acceptance of its services in the market;
●	the Company’s ability to keep pace with rapidly advancing market and scientific developments;
●	the Company’s ability to satisfy U.S. (including FDA) and international regulatory requirements with respect to its services;
●	the Company’s ability to maintain its present customer base and obtain new customers;
●	the Company’s ability to maintain the Company’s clinical and research collaborations and enter into new collaboration agreements with highly regarded organizations so that, among other things, the Company has access to thought leaders in advanced preclinical and translational science;
●	potential product liability or intellectual property infringement claims;
●	the Company’s ability to maintain or protect the validity of its patents and other intellectual property;
●	the Company’s dependency on third-party manufacturers to supply it with instruments and specialized supplies;
●	the Company’s ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel with extensive relevant experience, who are in short supply;
●	the Company’s ability to effectively manage its international businesses in Australia and Europe, including the expansion of its customer base and volume of new contracts in these markets;
●	the Company’s dependency on the intellectual property licensed to the Company or possessed by third parties; and
●	the Company’s ability to adequately support future growth.

Cash Flows from Operations

Net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

Three Months Ended March 31, 2021 and 2020

	Three months ended March 31,			Percentage
	2021	2020	Dollar Change	Change
Net cash used in operating activities	$(4,562)	$(1,535)	$(3,027)	197%
Net cash provided by investing activities	30,137	-	30,137	N/A
Net cash provided by financing activities	6,707	1,298	5,409	417%
Net increase (decrease) in cash and cash equivalents	$32,282	$(237)	$32,519	N/A

The Company had cash and cash equivalents of $33.1 million and $78 thousand as of March 31, 2021 and 2020, respectively.

Cash Used in Operating Activities

Net cash used in operating activities was $4.6 million for the quarter ending March 31, 2021, consisting of a net loss of $7.4 million, increased for net non-cash adjustments of $3.6 million and additional cash used for operating assets and liabilities of $748 thousand. The non-cash adjustments include a loss from conversion of debt in the amount of $2.5 million. In operating assets and liabilities, net cash used included a $722 thousand reduction in accounts payable due to Merger related costs being paid at the end of the quarter. Net cash used in operating activities was $1.5 million for the quarter ending March 31, 2020, consisting of a net loss of $2.0 million, increased for net non-cash adjustments of $337 thousand and additional cash provided by operating assets and liabilities items of $101 thousand.

Cash Provided by Investing

Net cash provided by investing activities was $30.1 million for the quarter ended March 31, 2021, principally from CGI cash balances at the close of the Merger. There were no investing activity cash flows for the quarter ended March 31, 2020.

Cash Provided by Financing Activities

Net cash provided by financing activities was $6.7 million for the quarter ending March 31, 2021 due to $5.0 from the issuance of 2020 Convertible Notes and $1.7 million from the issuance of Series Preferred C shares. The net cash provided by financing activities of $1.3 million for the quarter ending March 31, 2020 was principally from the issuance of Series Preferred B shares.

2020 Convertible Notes

Effective February 8, 2021 the Company’s shareholders and 2020 Convertible Note holders approved amendments to the 2020 Convertible Notes to allow for the issuance of up to $10.0 million in 2020 Convertible Notes for cash (plus up to approximately $3.9 million of 2020 Convertible Notes in exchange for the cancellation of Series B Preferred stock) as well as modifications to the financing’s terms for any 2020 Convertible Noteholder that invested at least $3.0 million of cash since May 4, 2020 in the offering (a “Major Investor”). As of March 12, 2021 the Company completed the $10.0 million 2020 Convertible Note offering. The Company raised approximately $5.0 million from the sale of 2020 Convertible Notes from January 1, 2021 through March 12, 2021 of which approximately $3.9 million were to related parties, including former StemoniX Board members as well as a more than 5% owner of Series B Preferred stock. For any Major Investor, the modified terms provided for a fixed conversion discount on the 2020 Convertible Notes of 20% and a common stock warrant equal to 20% of the amount invested in all 2020 Convertible Notes by such Major Investor divided by the weighted average share price of the Common Stock over the five trading days prior to the closing of the Merger. One 2020 Convertible Note holder that had previously invested $1.25 million in the offering invested an additional $3.0 million on February 23, 2021 and upon the Merger received a warrant to purchase 143,890 shares of the Company’s common stock at an exercise price of $5.9059 per share (the “Major Investor Warrant”). At the time of the Merger, the outstanding principal of the 2020 Convertible Notes of approximately $12.7 million plus accrued interest of $468 thousand were exchanged for 3,358,197 shares of the Company’s common stock. In connection with this exchange, the Company recorded a debt extinguishment loss of $2.5million in the first quarter of 2021.

Preferred Stock

Series A and B Preferred Stock

As of December 31, 2020 the Company had 4,611,587 shares of Series A Preferred Stock (the “Series A Preferred”) 3,489,470 shares of Series B Preferred Stock (the “Series B”) issued and outstanding (collectively the “Preferred Stock”). The Company had classified the Preferred Stock as temporary equity in the consolidated balance sheets as the Preferred Shareholders control a Deemed Liquidation Event, as defined below, under the terms of the Series A and Series B Preferred Stock as described below. Effective with the Merger, all the Series A Preferred and the Series B Preferred shares were exchanged for 5,365,779 and 4,518,340 shares of common stock, respectively, and the related carrying value was reclassified to common stock and additional paid-in capital.

During the first quarter of 2020, the Company sold 235,877 shares of Series B Preferred stock for net proceeds of $1.25 million.

Series C Preferred Stock

Effective March 15, 2021, the Company’s shareholders approved the Merger with CGI and the authorization of $2.0 million of the Company’s Series C Preferred Stock (“Series C Preferred”). Effective with the Merger on March 30, 2021, the Series C Preferred shares were exchanged for 699,395 shares of Vyant Bio common stock and the related carrying value was reclassified to common stock and additional paid-in capital.

Off-Balance Sheet Arrangements

Since inception, the Company has not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Significant Judgment and Estimates

The Company’s management’s discussion and analysis of financial condition and results of operations is based on its financial statements and condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of the financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates based on historical experience and makes various assumptions, which management believes to be reasonable under the circumstances, and which form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 3 to our March 31, 2021 and 2020 consolidated financial statements appearing elsewhere herein, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue recognition. Prior to the Merger, the Company’s primary sources of revenue are product sales from the sale of microOrgan® plates and the performance of preclinical drug testing services using the microOrgan technology. Subsequent to the merger, the Company’s revenues will include vivoPharm’s discovery services, consisting primarily of contract research services focused primarily on unique specialized studies to guide drug discovery. The Company recognizes revenue when it satisfies performance obligations under the terms of its contracts, and transfers control of the product to its customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products. This process involves identifying the customer contract, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it (a) provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and (b) is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of a product to a customer, which is generally upon shipment as the customer has the ability to direct the use and obtain the benefit of the product.

For product contracts, revenue is recognized at a point-in-time upon delivery to the customer. Product contracts with customers generally state the terms of the sale, including the quantity and price of each product purchased. Payment terms and conditions may vary by contract, although terms generally include a requirement of payment within a range of 30 to 90 days after the performance obligation has been satisfied. As a result, the contracts do not include a significant financing component. In addition, contacts typically do not contain variable consideration as the contracts include stated prices. The Company provides assurance-type warranties on all of its products, which are not separate performance obligations.

For service contracts, revenue is recognized over time and is generally defined pursuant to an enforceable right to payment for performance completed on service projects for which the Company’s has no alternative use as customer furnished compounds are added to Company plates for testing. The Company does not obtain control of the customer furnished compounds as the Company does not have the ability to direct the use. Revenue is measured by the costs incurred to date relative to the estimated total direct costs to fulfill each contract (cost-to-cost method). Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, materials and overhead.

Some contracts offer price discounts after a specified volume has been purchased. The Company evaluates these options to determine whether they provide a material right to the customer, representing a separate performance obligation. If the option provides a material right to the customer, revenue is allocated to these rights and deferred; subsequently the revenue is recognized when those future goods or services are transferred, or when the option expires.

Contract assets primarily represent revenue earnings over time that are not yet billable based on the terms of the contracts. Contract liabilities consist of fees invoiced or paid by Vyant’s customers for which the associated performance obligations have not been satisfied and revenue has not been recognized based on Vyant’s revenue recognition criteria described above.

Derivative Instruments. The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets at their respective fair values. The Company evaluates its debt and equity issuances to determine if those contracts or embedded components of those contracts qualify as derivatives requiring separate recognition in its financial statements. The result of this accounting treatment is that the fair value of embedded derivatives is revalued as of each reporting date and recorded as a liability, and the change in fair value during the reporting period is recorded in other income (expense) in the statements of operations. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within twelve months of the balance sheet date.

The 2020 Convertible Notes contain a share settled redemption feature that requires conversion at the lesser of specified discounts from qualified financing price per share or the fair value of the common stock at the time of conversion. The discount changes based on the passage of time between issuance of the convertible note and the conversion event. This feature is considered a derivative that requires bifurcation because it provide a specified premium to the holder of the note upon conversion. We measured the share-settlement derivative obligation at fair value based on significant inputs that are not observable in the market and require significant judgement. This instrument was settled upon the close of the Merger.

The Company issued a warrant during first quarter of 2021 that contained an indexation feature not indexed to the Company’s stock resulting in this warrant to be accounted for as a derivative. As a result, this warrant was accounted for as a liability and marked to market from its issuance date in February 2021 through the Merger date, at which time the warrant’s indexation features were finalized.

Business Combinations: Accounting for acquisitions requires extensive use of estimates and judgment to measure the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed. Additionally, we must determine whether an acquired entity is considered a business or a set of net assets because the excess of the purchase price over the fair value of net assets acquired can only be recognized as goodwill in a business combination. We accounted for the Merger with CGI as a business combination under the acquisition method of accounting. Consideration transferred to acquire CGI was measured at fair value and included the exchange of CGI’s common stock, and assumption of CGI stock options and warrants. We allocated the purchase price to the acquired tangible and intangible assets and assumed liabilities of CGI based on their estimated fair values as of the acquisition date. The allocation of the preliminary purchase price resulted in recognition of intangible assets related to tradename, customer relationships and goodwill. The preliminary purchase price allocation includes a number of provisional estimates including income taxes, intangible assets, the vivoPharm cell bank, deferred revenue and discontinued operations liabilities. The preliminary fair value of the identifiable intangible assets of customer relationships and the tradename is based on detailed valuations using information and assumptions, developing an appropriate discount rate and estimating future cash flows. As the purchase price allocation has not been finalized, there may be adjustments to the assigned values of acquired assets and liabilities that may give rise to material increases or decreases in the amounts of depreciation and amortization expense.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2021, the end of the period covered by this report on Form 10-Q. Based on this evaluation, the Company’s President and Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer) have concluded that its disclosure controls and procedures were not effective at the reasonable assurance level at March 31, 2021 because of the material weakness in the Company’s internal control over financial reporting related to the accounting for potential impairment of intangible assets that existed at December 31, 2020 that has not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

Other than changes related to the remediation activities discussed below, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

Subsequent to the evaluation made in connection with filing the Company’s annual report on Form 10-K for the year ended December 31, 2020, management has begun the process of remediation of the material weakness included in the Form 10-K. The remediation plan includes the hiring of an experienced chief financial officer at the close of the Merger effective March 30, 2021, the development of a financial model to forecast cash flows supporting our assessment of indicators of intangible asset impairment, the establishment of a disclosure committee to review key inputs into the preparation of the Company’s periodic reporting, benchmarking of key financial assumptions with external market data and the addition of a full-time financial planning and analysis professional to prepare this analysis. Management is committed to remediating the material weakness by changing its internal control over financial reporting.

The Company believes these actions will be sufficient to remediate the identified material weakness and to enhance its internal control over financial reporting. However, the new enhanced controls are not fully implemented as of March 31, 2021 or have not operated long enough to conclude at the time of this filing that the material weakness was remediated. The Company expects these deficiencies to be corrected by the end of 2021.

part II – Other information

ITEM 1: LEGAL PROCEEDINGS

On November 13, 2020, a purported stockholder of CGI filed a complaint against CGI, the chief executive officer of CGI and the directors of CGI in the United States District Court for the Southern District of New York, entitled, Scott Sawin v. Cancer Genetics, Inc. et al. The complaint (the “Sawin Complaint”) alleged that CGI’s Registration Statement on Form S-4, as filed with the SEC on October 16, 2020 related to the Merger (the “Prior Registration Statement”), omitted to disclose certain material information allegedly necessary to make statements made in the Prior Registration Statement not misleading and/or false, in violation of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 14a-9 promulgated thereunder, and alleged breach of fiduciary duty of candor/disclosure. The complaint sought injunctive relief, enjoining the Merger until the defendants to the applicable lawsuit disclose the alleged omitted material information, and costs, among other remedies. Subsequently, seven other complaints were filed against CGI and the directors of CGI in either the United States District Court for the Southern District of New York or the United States District Court for the District of New Jersey alleging facts and seeking relief substantially similar to the Sawin Complaint.

On April 27, 2021, the Sawin Complaint was voluntarily dismissed as moot, and four of the other seven complaints have also been voluntarily dismissed or dismissed by the court for lack of prosecution. Three complaints remain on record, but the Company has not been served in any of those matters.

The Company believes that the claims asserted in the lawsuits described above are without merit and intends to vigorously defend itself and the director and office defendants against these claims, as applicable, if such cases are prosecuted, however, there can be no assurance that the defendants will prevail in such lawsuits. The Company is not able to estimate any possible loss from these litigations at this time.

In November 2020 vivoPharm Pty Ltd received a letter from counsel for a customer of vivoPharm alleging entitlement to a refund of prepayments made under a master services agreement in the sum of approximately $306 thousand. Counsel for vivoPharm responded and denied any liability. In February 2021 counsel for the customer repeated its claim, and stated its intent to commence litigation if the matter were not resolved. Counsel for vivoPharm responded by repeating its denial of any liability but offering to pay $60 thousand to resolve the matter. No litigation has been commenced to date.

ITEM 1A: RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Form 10-Q, including our condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. References to the “Company”, the “Post-Merger Company”, “we” and “us” refer to Vyant Bio, Inc. As StemoniX is the accounting acquirer in the merger, its historical financial information now becomes the historical financial information of the Company. Therefore, all references to the Company’s financial information are those of StemoniX, not Cancer Genetics.

RISK FACTORS

Risk Related to the Post-Merger Company

We may not realize the expected benefits of the Merger.

While we anticipated certain benefits from the Merger, we may not be able to realize those benefits. We may not be able to integrate the two businesses successfully. We could assume unknown or contingent liabilities. The intellectual property of each company may not have the scientific value and commercial potential that we envisioned. The synergies we anticipated my not be realized. Any failure of the merger to meet our expectations could have a material negative effect on our financial condition and results of operations.

Risks Relating to the Company’s Financial Condition and Capital Requirements

The Company has a history of net losses; the Company expects to incur net losses in the future, and the Company may never achieve sustained profitability.

Both the Company and the pre-Merger CGI operations have historically incurred substantial net losses. The Company had net losses of $8.7 million and $9.0 million for the fiscal years ended December 31, 2020 and 2019, respectively. The unaudited pro forma condensed combined financial statements of the Company filed in connection with the Merger with the Company’s Current Report on Form 8-K dated April 5, 2021 reported a pro forma net loss from continuing operations of $20.3 million for the year ended December 31, 2020. From the Company’s inception in April 2014 through March 31, 2021, the Company had an accumulated deficit of $45.3 million. The Company expects losses to continue. These losses have had, and will continue to have, an adverse effect on working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with the Company’s revenue growth and costs associated with being a public company, the Company is unable to predict when it will become profitable, and it may never become profitable. Even if the Company does achieve profitability, the Company may not be able to sustain or increase profitability on a quarterly or annual basis. The Company’s inability to achieve, and then maintain, profitability would negatively affect business, financial condition, results of operations and cash flows.

Prior to the Merger and receipt of the net proceeds of the financings that were a condition of the Merger, recurring losses from operations raised substantial doubt regarding our ability to continue as a going concern, and we may need to raise additional capital by issuing securities or debt or through licensing arrangements, which may cause dilution to stockholders or restrict operations or proprietary rights.

In the years ended December 31, 2020 and 2019, the Company had net cash used in operating activities of $5.8 million and $7.9 million, respectively. We expect our expenses to increase in connection with our ongoing activities.

Although management believes that our cash and cash equivalents at March 31, 2021 ($33 million) and cash flows from operations will be adequate to fund operations for at least the next 12 months, such estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

For instance, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Future capital requirements depend upon many factors, including, but not limited to:

○	the rate at which we expand our business development and marketing operations;

○	the rate at which we are able to enter into strategic relationships;

○	the extent to which we expand our products and service offerings;

○	the response of competitors to our products and services;

○	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights including enforcing and defending intellectual property related claims; and

○	the costs of operating as a public company.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, licensing arrangements or monetization transactions. To the extent that we raise additional capital through the sale of equity, convertible debt securities or other equity-based derivative securities, our existing shareholders’ ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect shareholder rights. Any indebtedness we incur would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline and existing shareholders may not agree with our financing plans or the terms of such financings. If we raise additional funds through strategic partnerships and alliances, licensing arrangements or monetization transactions with third parties, we may have to relinquish valuable rights to our technologies, or our products, or grant licenses on terms unfavorable to us. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products that we would otherwise prefer to develop and market ourselves.

Our future revenues are unpredictable and operating results are expected to fluctuate from period to period

Our limited operating history and the emerging nature of the markets in which we compete make it difficult for us to accurately forecast our revenues in any given period.

Our ability to obtain license and/or subscription agreements with pharmaceutical companies and other industry partners is unproven, and in the best of circumstances it may take several months or more in order to enter into such agreements. Moreover, even after entering into such agreements, there may be a delay of months or years before they generate revenue, if at all.

Our vivoPharm Discovery Business currently derives substantially all revenues from testing services, laboratory services and CRO at the premarket stage. Discovery Services are services that include proprietary preclinical test systems supporting clinical diagnostic and prognostic offerings at early stages, supporting the pharmaceutical industry, biotechnology companies and academic research centers. It is unclear whether the Company will be able to maintain and grow the number of pharmaceutical and biotech companies and clinical research organizations that will avail themselves of the Company’s services.

In addition, with regard to the sale of products (such as microOrgans, cells and plates) and services (such as the Company’s historic Discovery as a Service), even when we have received customer orders, those orders often are not secured by customer deposits or other prepayment, and delivery of the requested products and services (and thus invoicing and payment for the same) may be delayed or even canceled by the customer, sometimes for reasons entirely out of our control, such as customers’ changes in research and development priorities, acquisitions by a third parties, the need for additional time to prepare for the products and/or services ordered or budgetary concerns.

Natural disasters as well as disease outbreaks and pandemics (including the COVID-19 pandemic) may also impact the ability of customers to take delivery on, or of us to make delivery of, products and/or services ordered, or on one or more parties to otherwise perform under partnership agreements.

For these and other reasons, including those set forth below, revenues could fall short of management expectations. We have a limited financial history on which to base the planned operating expenses. If revenues in a period fall short of our expectations, we may be unable to quickly adjust our spending in order to compensate for that revenue shortfall. As a result, our ability to fund our ongoing operations could be adversely affected, and we would not be able to produce sufficient revenue to become profitable.

Our operating results are likely to fluctuate substantially from period to period as a result of several factors, many of which are beyond our control. These factors include:

○	the timing of fulfillment and/or cancellation of orders, as described above;

○	the ability to enter into successful strategic relationships;

○	the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

○	expansion of our operations;

○	the rate at which organizations purchase our products and services;

○	the announcement or introduction of new or enhanced technologies, products, or services by competitors;

○	the ability to attract and retain qualified personnel;

○	the ability to derive licensing contracts for Company-identified drug candidates;

○	the adoption of personalized medicine; and

○	the pricing policies of competitors.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future prospects.

The Company was formed in April 2014. It remains in the development stage and is subject to all the risks inherent in a new business enterprise. The Company has a limited operating history for you to consider in evaluating it and its prospects. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties and risks frequently encountered by development-stage companies, especially companies operating in a rapidly evolving market like ours. These risks include the need to:

○	expand our business development and marketing activities;

○	quickly integrate newly hired personnel;

○	manage our rapidly developing and changing operations; and

○	expand our product offerings and to respond to changing technologies and user preferences.

Any predictions you make about our future success or viability may not be as accurate as they would be if we had a longer operating history. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives.

We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control, including as a result of the effects of the merger. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

Our business is subject to risks arising from epidemic diseases, such as the recent global outbreak of COVID-19.

The outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that the Company or its employees, contractors, suppliers, courier delivery services and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to fully estimate the impact that COVID-19 has had and may have on our business, the COVID-19 pandemic and any preventative or protective actions that governments or we may take in respect of this pandemic has resulted and may continue to result in periods of business disruption, reduced customer activity and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time, but the COVID-19 pandemic has materially affected and will likely continue to materially affect our business, financial condition and results of operations. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the COVID-19 pandemic and the actions taken to contain it or treat its impact, among others.

The continued spread of COVID-19 and its variants, and the measures taken by the governments of countries affected could disrupt the supply chain of material needed for our business and could delay future projects from commencing due to COVID-19 related impacts on the demand for our services and therefore have a material adverse effect on business, financial condition and results of operations.

Many of the Company’s customers worldwide were impacted by COVID-19 and temporarily closed their facilities which impacted revenues in the first half of 2020 for the Company’s StemoniX business. Revenues continued in the first half of 2020 for the historical CGI business as signed contracts were already in place. Revenues at historical CGI began to slow in the second half of 2020 as fewer contracts were signed due to COVID-19 and the studies related to contracts signed pre COVID-19 were completed. While the impact of the pandemic on our business has lessened, the global outbreak of COVID-19 continues with new variants and is impacting the way we operate our business as well as in certain circumstances limiting the availability of lab supplies. The extent to which the COVID-19 pandemic may impact the Company’s future business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the availability and effectiveness of vaccines, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The Company is actively monitoring the impact of the COVID-19 pandemic on its business, results of operations and financial condition. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition in the future is unknown at this time and will depend on future developments that are highly unpredictable.

Risks Related to Our Industry and Our Business

Our industry is highly competitive.

The life sciences industry is highly competitive. In the early stages of operation and growth, competition will affect our ability to obtain the services of preferred employees and consultants. We will be competing with a large universe of competitors in the local, national and global marketplace. Many of these competitors have substantially greater resources, larger and more experienced staff and established histories of successful operations, including in research, product development, technology, manufacturing, government regulation, securing funding and sales and marketing. These competitors may also have collaborative arrangements in our target markets with leading companies and research institutions. Established companies may invest heavily to accelerate discovery and development, which could make the technology that we develop obsolete. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. As a result of these factors, our competitors may succeed in obtaining patent protection and/or marketing approval or discovering, developing, and commercializing products in our field before we do.

Smaller and other early-stage companies may also prove to be significant competitors. Such companies compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, the industry is characterized by rapid technological change. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our product candidates obsolete, less competitive or not economical.

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize technologies, products or services that are more effective, are more convenient, have a broader label, are marketed more effectively, are reimbursed or are less expensive than any that we may develop.

In addition, there are unique challenges and requirements associated with the development and operation of companies in our industry, including death or disability of key personnel; supply chain issues; commodity pricing and availability; and other factors causing delays, destruction, or malfunction of production facilities; the inability of management personnel to comply with regulatory requirements; and physical destruction or damage to our products. Significant difficulties such as these may materially increase the cost of development and operation for us.

Risks Related to Our Industry and Our Business

Our success depends upon achieving a critical mass of customers and strategic relationships.

Our success is dependent upon achieving significant market acceptance and strategic relationships. To date, we have achieved only limited market acceptance and formed only limited strategic relationships. We do not know whether we will be able to create all the customer and strategic relationships necessary to make our business model function.

To generate demand for vivoPharm’s Discovery Services, we need to educate pharmaceutical and biotech companies and clinical research organizations on the utility of our tests and services to improve the outcomes of clinical trials for new oncology drugs and more rapidly advance targeted therapies through the clinical development process through published papers, presentations at scientific conferences and one-on-one education sessions by members of our sales force. We may need to hire additional commercial, scientific, technical and other personnel to support this process.

While current interest in the Company’s historic StemoniX products and services is high, it is possible that our technology and assay plates will not be of interest to our future customers. The degree of market acceptance and adoption will depend on a number of factors, including cost, potential efficacy and potential advantages over alternatives, ease of use and quality, the strength of marketing and distribution support and timing of market introduction of competitive products and services, publicity concerning our products and services or competing products and services or the standards of our competitors who are trying to improve on their own stem cell development technologies. Another risk of adoption is changes in the allocated spending by these companies as our products come online, which is unpredictable and could hurt our business. Other changes in the healthcare landscape, including current treatments and reimbursements, will impact interest in adopting our technology.

Even if a product or service displays a favorable efficacy in development, market acceptance of the product or service will not be known until after it is launched. Our efforts to educate the medical community on the benefits of our products and services may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors, particularly due to the novelty of our approach. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable.

Many of the development-stage companies that are launched each year are not commercially successful and fail to provide positive financial returns to their investors.

Although our industry has consistently grown, there is not a guarantee of revenue or net profits. Commercial success in our industry is particularly dependent upon product development and relationships with customers, third-party distributors and suppliers. If our products and services are not well received by these parties, our business may be substantially harmed, and we may not become profitable. We also may be unable to manage intended growth, which could harm our business, including expanding our research and development function, sales and marketing, and employee base.

If we are unable to manage growth, our prospects may be limited and our future results of operations may be adversely affected.

We intend to continue to attempt to expand our business with sales and marketing programs and other activities as needed to meet future demand. Any significant expansion may strain managerial, financial and other resources. If we are unable to manage such growth, business, operating results and financial condition could be adversely affected. We will need to improve continually the operations, financial and other internal systems to manage growth effectively, and any failure to do so may lead to inefficiencies and redundancies, and result in reduced growth prospects and diminished operational results.

We may be unable to scale the technology of growing and differentiating stem and organ cells.

The Company was founded on the principle that current manual production techniques, which take significant amounts of time and resources, with varying quality standards, can be improved upon. We believe that a high throughput imprinting technique will be able to increase the production of cells at a faster rate for lower cost and higher quality. To accomplish this goal, we have brought together experts in the essential fields, including micro-imprinting and stem cell biology. Because of the higher surface area/volume ratio of the microscopic technique, risks that the cells cannot survive the growth and differentiation processes due to dehydration, malnutrition (including lack of energy sources), or mechanical forces may increase. If some cells are non-viable, that will significantly decrease adoption and business revenue. Additionally, we have tested our techniques in limited operations but not on a full-scale basis. As with any rapidly growing business, we may encounter unforeseen difficulties in scaling our operations.

We may be unable to lower the cost of technology.

One goal in scaling the technology is to lower the cell assay plate cost. If our plate costs are not significantly lower than competitors’ plate costs, our plates would be of less interest to researchers/pharma.

The initial development and subsequent production marginal costs are major focus areas. The initial development costs are unpredictable, as it is impossible to know how many trials or adjustments will be needed to develop the organ-specific imprinting technology and the required circuitry complexity. The subsequent material and labor marginal costs may need to be adjusted based on our scaled processes, with the possibility of significantly increasing costs.

We may be unable to produce the required level of quality of certain aspects of our products.

Our potential research and pharmaceutical customers have made clear that consistent high-quality cells in the creation of cell plates are very important. This level of quality will be challenging, as current techniques have a high number of non-viable cells, and further miniaturization can further increase these issues. If we cannot achieve the level of quality required, we may not achieve an adequate level of acceptance, and thus we may not generate significant revenue or become profitable.

The potential loss or delay of the Company’s large contracts or of multiple contracts could adversely affect results.

Most of the Company’s Discovery Services customers can terminate the contracts upon 30 to 90 days’ notice. These customers may delay, terminate or reduce the scope of the contracts for a variety of reasons beyond the Company’s control, including but not limited to:

○	decisions to forego or terminate a particular clinical trial;

○	lack of available financing, budgetary limits or changing priorities;

○	failure of products being tested to satisfy safety requirements or efficacy criteria;

○	unexpected or undesired clinical results for products; or

○	shift of business to a competitor or internal resources.

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

The performance of clinical development services is complex and time-consuming. For example, the Company may make mistakes in conducting a clinical trial that could negatively impact or obviate the usefulness of the clinical trial or cause the results of the clinical trial to be reported improperly. If the clinical trial results are compromised, the Company could be subject to significant costs or liability, which could have an adverse impact on the ability to perform services. As examples:

○	non-compliance generally could result in the termination of ongoing clinical trials or sales and marketing projects or the disqualification of data for submission to regulatory authorities;

○	compromise of data from a particular clinical trial, such as failure to verify that informed consent was obtained from patients, could require the Company to repeat the clinical trial under the terms of the contract at no further cost to the customer, but at a substantial cost to the Company; and

○	breach of a contractual term could result in liability for damages or termination of the contract.

While the Company endeavors to contractually limit exposure to such risks, improper performance of the Company’s services could have an adverse effect on the Company’s financial condition, damage reputation and result in the cancellation of current contracts by or failure to obtain future contracts from the affected customer or other customers

Any investigation of our customers could damage our business.

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

We may acquire other businesses or make investments in other companies or technologies that could harm operating results, dilute its stockholders’ ownership, increase debt or cause us to incur significant expense.

As part of our business strategy, we may pursue other mergers or acquisitions of businesses and assets. If the Company makes any acquisitions, the Company may not be able to integrate these acquisitions successfully into existing business, and could assume unknown or contingent liabilities. Any future acquisitions also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. Integration of an acquired company also may disrupt ongoing operations and require management resources that would otherwise focus on developing existing business. The Company may experience losses related to investments in other companies, which could have a material negative effect on the results of operations. The Company may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture.

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

Our revenues come from a limited number of customers and a reduction in demand or loss of one or more of our customers may adversely affect our business.

As we develop and grow our revenues, our sales may come from a limited number of customers, including licensees. Such a customer concentration would increase the risk of fluctuations in our operating results and our sensitivity to any material, adverse developments with our customers. Concentrations of credit risk with respect to trade receivables, which are typically unsecured, are limited due to the wide variety of customers using our products and services as well as their dispersion across many geographic areas. . During the three months ended March 31, 2021 and 2020, three customers accounted for approximately 69% and 55% of the consolidated revenues, respectively.

The loss of or any substantial reduction in sales to any customer could have a material adverse effect on our business, financial condition, and results of operations and cash flows.

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

Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of our business operations.

The Company depends on information technology and telecommunications systems for significant aspects of operations. These information technology and telecommunications systems support a variety of functions, including test processing, sample tracking, quality control, customer service and support, billing, and general and administrative activities. Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. In May, 2019, an unknown individual gained unauthorized access to the then StemoniX CEO’s email account and fraudulently sent an email instructing an employee to wire company funds to a bank account. As a result of this breach, we suffered financial loss of $109,000. In response, StemoniX implemented additional information technology security precautions, including enhanced e-mail security software, employee training, verbal acknowledgement of requests for payment and dual authorization payment controls at a new bank, as well as hired our current Chief Financial Officer, however, we can provide no assurances that a cyber-attack or security breach will not occur again. If we are subjected to one or more cyber-attacks or security breaches, we would suffer additional financial loss. Furthermore, as use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication and make us even more at risk. These threats pose a risk to the security of our systems and networks, the confidentiality and the availability and integrity of our data. Any disruption or loss of information technology or telecommunications systems on which critical aspects of the Company’s operations depend could have an adverse effect on business.

The Company’s results of operations may be adversely affected if the Company fails to realize the full value of goodwill and intangible assets.

The Company assesses the realizable condition of indefinite-lived intangible assets and goodwill annually and conducts an interim evaluation whenever events or changes in circumstances, such as operating losses or a significant decline in earnings associated with the acquired business or asset, indicate that these assets may be impaired. The Company’s ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of the vivoPharm business, which in turn depend in part on how well the Company has integrated these businesses into the Company’s own business. If the Company is not able to realize the value of the goodwill and indefinite-lived intangible assets, the Company may be required to incur material charges relating to the impairment of those assets. Such impairment charges could materially and adversely affect the Company’s operating results and financial condition.

Risks Related to the Discovery, Development and Regulatory Approval of Our Technologies and Products and Services

Our business model and technology are evolving and unproven.

The Company’s historic StemoniX business model is relatively new, unproven, and likely to continue to evolve. Accordingly, our business model may not be successful, and it may need to be changed. Our ability to generate significant revenues will depend, in large part, on its ability to successfully market its products. We intend to continue to develop our business model as the market for our products and services continues to evolve.

In addition, the technology our business model depends on is rapidly changing. Our current model is based on current knowledge and technologies in stem cell sciences, which change frequently. These changes may soon cause our current model to be less relevant, decreasing potential business revenue.

Future governmental regulation or lack of regulatory approvals of the industry could affect our business.

Legislative and regulatory proposals may be under consideration by federal, state, local, and foreign governmental organizations, and it is possible that laws or regulations may exist or may be adopted with respect to our industry. The adoption of any such laws or regulations may decrease the growth in the use of our products, our ability to attract and retain personnel, increase our cost of doing business, or otherwise have a material adverse effect on our business. Regulatory changes or failure to comply with existing regulations could adversely affect our business and financial condition and results of operations. We may need to obtain regulatory approvals in the use of stem cells and our other technologies and may not receive these approvals. We also may not receive approvals for our potential therapeutic applications. We would be unable to act without approval, as that would be a regulatory violation and expose the business to significant liability.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions or liabilities, which could materially adversely affect our business, financial condition, results of operations and prospects.

In our preclinical CRO business unit doing early-stage discovery work we conduct testing on animals, which could subject us to disruptions by animal rights activists, and we are subject to laws and standards dealing with animal testing, each of which could affect our business negatively.

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

Animal rights group, such as People for the Ethical Treatment of Animals (PETA) have in the past targeted scientific research, which, if targeted at the Company or its customers, could affect our business.

Risks Related to Our Dependence on Third Parties

We will require third-party relationships that may not provide needed services. If such collaborators or partners fail to perform as expected the potential for us to generate future revenue from our technologies and products and services would be significantly reduced and our business would be harmed.

Many aspects of our business require third-party relationships, including but not limited to equipment, materials, technology, knowledge, sales, business development and distribution. In particular, we rely significantly on TriNet Group, Inc., a cloud-based professional employer organization that administers our payroll and health benefits and provides other human resources services.

Specific and unique material needs are human cells and co-factors to support the growth and development of those cells. These partners may not allocate the resources, including time and capital, necessary to supply whatever is needed for our business. This and other issues may require termination or conflict with partners that our business model depends upon. We have been sourcing a number of our lab supplies from alternative suppliers due to product availability from our normal suppliers. For our StemoniX business, 384 well plates used to grow microOrgans are in scarce supply to due to product availability and a lack of alternative suppliers.

Our current and any future partnerships are subject to numerous risks, including:

○	partners have significant discretion in determining the efforts and resources that they will apply to the partnerships;

○	partners may not perform their obligations as expected or fail to fulfill their responsibilities in a timely manner, or at all;

○	we may not have access to, or may be restricted from disclosing, certain information regarding products or services being developed or commercialized under a partnership and, consequently, may have limited ability to inform our shareholders about the status of such developments;

○	partners could independently develop, or develop with third parties, products that compete directly or indirectly with ours if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

○	products or services developed with partners may be viewed by our partners as competitive with their own products or services, which may cause partners to stop work on our behalf; or

○	partners may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation.

In addition, certain partnership agreements provide our partners with rights to terminate such agreements, which rights may or may not be subject to conditions, and which rights, if exercised, could adversely affect our product development efforts and could make it difficult for us to attract new partners. In that event: we would likely be required to limit the size and scope of efforts for the development and commercialization; we would likely be required to seek additional financing to fund further development or identify alternative strategic collaborations; our potential to generate future revenue from royalties and milestone payments would be significantly reduced, delayed or eliminated; and it could have an adverse effect on our business and future growth prospects.

If conflicts arise with our partners, collaborators or licensors, they may act in their own self-interest, which may be adverse to the interests of our company.

We may in the future experience disagreements with our partners, collaborators or licensors. Conflicts may arise in our collaboration and license arrangements with third parties due to one or more of the following:

○	disputes with respect to milestone or payments that are believed due under the applicable agreements;

○	disagreements with respect to the ownership of intellectual property rights or scope of licenses;

○	disagreements with respect to the scope of any obligations;

○	unwillingness on the part of a partner or collaborator to keep us informed regarding the progress of its activities; and

○	disputes with respect to our efforts with respect to the agreement with a partner or collaborator.

Conflicts with our partners, collaborators or licensors could materially adversely affect our business, financial condition or results of operations and future growth prospects.

A partner may choose to violate confidentiality agreements or use knowledge of our business operations to compete, decreasing our potential collaborators and increasing competition, which could lead to a loss of business revenues.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we collaborate with various organizations and academic institutions, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets.

Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

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

If we are unable to obtain and maintain patent and other intellectual property protection for our products and processes, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our technology and products may be adversely affected.

Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and processes. We rely on know-how, patents, trade secrets, license agreements and contractual provisions to establish our intellectual property rights and protect our products. These legal means, however, afford only limited protection and may not adequately protect our rights.

Through our StemoniX subsidiary, we currently have twenty patent applications pending in the United States. The main risks related to these patent applications is that the underlying patents will not be issued, or if they are issued, that the technology will still be used or challenged by competitors. If the patents are issued and need to be defended from lawsuits, such defense would require significant time and financial costs, and there is the risk of losing the challenge. In addition, we may not be issued similar patent rights throughout the world. These risks apply to any of our trademarks as well. Furthermore, competitors may allege that our business infringes on their intellectual property. If challenged, there will be legal costs and the risk of loss, even if such allegations are false.

Moreover, the patent application and approval process is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Furthermore, we, or any future partners, collaborators, or licensees, may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to seek additional patent protection. If we fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If there are material defects in the form, preparation, prosecution or enforcement of our patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents.

Even if they are unchallenged, our patents and patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims by developing similar or alternative technologies in a non-infringing manner. For example, a third party may develop a competitive technology that is similar to ours, but that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or pursue is not sufficiently broad to impede such competition, our ability to successfully commercialize our technology could be negatively affected.

In addition to patent protection, we expect to rely heavily on trade secrets, know-how and other unpatented technology, which are difficult to protect. Although we seek such protection in part by entering into confidentiality agreements with our vendors, employees, consultants and others who may have access to proprietary information, we cannot be certain that these agreements will not be breached, adequate remedies for any breach would be available, or our trade secrets, know-how and other unpatented proprietary technology will not otherwise become known to or be independently developed by our competitors. If we are unsuccessful in protecting our intellectual property rights, sales of our products may suffer and our ability to generate revenue could be severely impacted.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our marks of interest and our business may be adversely affected.

Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

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

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our products without infringing the intellectual property and other proprietary rights of third parties. Third parties may have U.S. and non-U.S. issued patents and pending patent applications relating to uses or methods for which we are developing our technologies and products. If any third-party patents or patent applications are found to cover our technologies and products, we and our collaborators or sublicensees may not be free to manufacture or market our technologies and products as planned without obtaining a license, which may not be available on commercially reasonable terms, or at all. We may also be required to indemnify our collaborators or sublicensees in such an event.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings. We cannot guarantee that any of our patent searches or analyses including, but not limited to, the identification of relevant patents, the scope of patent claims or the expiration of relevant patents are complete or thorough. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our technologies or products may be accused of infringing. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Accordingly, third parties may assert infringement claims against us based intellectual property rights that exist now or arise in the future. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. Even if we are successful in any such proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease using, developing, manufacturing or commercializing the infringing technology or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product. However, we may not be able to obtain any required license on commercially reasonable terms or at all.

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our current and former employees, including our senior management, were previously employed at universities or at other biotechnology or pharmaceutical companies, including some which may be competitors or potential competitors. Some of these employees may be subject to proprietary rights, non-disclosure and non- competition agreements, or similar agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such third party. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while we typically require our employees, consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own, which may result in claims by or against us related to the ownership of such intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our senior management and scientific personnel.

Issued patents covering our technology or products could be found invalid or unenforceable if challenged in court or in administrative proceedings. We may not be able to protect our trade secrets in court.

If we initiate legal proceedings against a third-party to enforce a patent, should such a patent issue, the defendant could counterclaim that the patent covering is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description or non- enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. An adverse determination could result in the revocation or cancellation of, or amendment to, our patents. Such a loss of patent protection could have a material adverse impact on our business.

In addition, our trade secrets may otherwise become known or be independently discovered by competitors. Competitors and other third parties could attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe, misappropriate or otherwise violate our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If our trade secrets are not adequately protected or sufficient to provide an advantage over our competitors, our competitive position could be adversely affected, as could our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating our trade secrets.

We may be subject to claims challenging the inventorship or ownership of the patents and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an ownership interest in the patents and intellectual property that we own or that we may own or license in the future. While it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own or such assignments may not be self-executing or may be breached. We could be subject to ownership disputes arising, for example, from conflicting obligations of employees or consultants. Litigation may be necessary to defend against any claims challenging inventorship or ownership. If we or fail in defending any such claims, we may have to pay monetary damages and may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property, which could adversely impact our business, results of operations and financial condition.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non- compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and applications are required to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which non- compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. The terms of one or more licenses that we enter into the future may not provide us with the ability to maintain or prosecute patents in the portfolio, and must therefore rely on third parties to do so.

If we fail to comply with our obligations under any future intellectual property licenses with third parties, we could lose license rights that are important to our business.

We may enter into license agreements in the future. We expect that such license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements. Termination of these license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms.

If we do not obtain patent term extension and exclusivity, our business may be materially harmed.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our proprietary technology are obtained, once the patent life has expired, we may be open to competition from competitive products. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, maintaining, defending and enforcing patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. The requirements for patentability may differ in certain countries, particularly in developing countries; thus, even in countries where we do pursue patent protection, there can be no assurance that any patents will issue. There can be no assurance that we will obtain or maintain patent rights in or outside the United States under any future license agreements. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in countries outside the United States, even in jurisdictions where we pursue patent protection, or from selling or importing technologies or products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These competitors may compete with us, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

We are exposed to risks related to our licensed-in intellectual property.

We are heavily dependent on licensed in technology in order to operate our business. In particular, through our StemoniX subsidiary, we license multiple patents and protocols from the University of California, San Diego, where several of our stem cell scientific experts serve as faculty, as well as from (1) Academia Japan for technology that we need in order to create and sell induced pluripotent stem cells, (2) ID Pharma for the Sendai virus vector technology, and (3) the Salk Institute for Biological Studies for brain cell growth media. None of these licenses are exclusive. In addition, we may need to obtain additional licenses that are also non-exclusive. The lack of exclusivity could decrease the barriers of entry for potential competitors. Additionally, if one or more of the Company’s license agreements terminates, the Company may not be able to enter into new license agreements for comparable technology or on comparable terms.

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

The Company’s business strategy incorporates international expansion, including recent acquisitions which have provided facilities in Australia, and the possibility of establishing and maintaining other locations outside of the United States and expanding relationships with biopharmaceutical, academic and governmental research organizations. Doing business internationally involves a number of risks, including:

○	multiple, conflicting and changing laws and regulations such as tax and transfer pricing laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

○	being subject to additional privacy and cybersecurity laws, including the Australian Privacy Act of 1988;

○	failure by the Company or distributors to obtain regulatory approvals for the sale or use of tests in various countries, including failure to achieve “CE Marking”, a conformity mark which is required to market in vitro diagnostic medical devices in the European Economic Area and which is broadly accepted in other international markets;

○	difficulties in managing foreign operations;

○	financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;

○	reduced protection for intellectual property rights;

○	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and

○	failure to comply with the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, by maintaining accurate information and control over sales and distributors’ activities.

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

Although the Company reports operating results in U.S. dollars, a portion of the Company’s revenues and expenses are or will be denominated in currencies other than the U.S. dollar, particularly in Australia and Europe. Fluctuations in foreign currency exchange rates can have a number of adverse effects on the Company. Because the Company’s consolidated financial statements are presented in U.S. dollars, the Company must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect revenues, income from operations, other income (expense), net and the value of consolidated balance sheet items originally denominated in other currencies. There is no guarantee that the Company’s financial results will not be adversely affected by currency exchange rate fluctuations. In addition, in some countries the Company could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit the Company’s ability to use these funds across its global operations.

The Company could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) and other worldwide anti-bribery laws.

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

Risks Related to Employee Matters and Managing Growth

We only have a limited number of employees to manage and operate our business.

As of April 30, 2021, we had 77 employees and 5 consultants, researchers and contractors. Our focus on the development of our products requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire or retain adequate staffing levels to develop our technology or run our operations or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

Our officers and directors have significant influence over critical decisions.

Our officers and directors have a significant stake in the Company and are likely to have influence over any critical decisions relating to the Company. Our officers and directors beneficially own, directly or indirectly, approximately 8.5% of the Company’s outstanding common stock as of April 30, 2021. As a result, such individuals are likely to continue to have a significant influence in determining the outcome of any matter submitted to the shareholders for approval (including the election of directors and any merger, consolidation or sale of all or substantially all of the Company’s assets) and to have significant influence in the management and affairs of the Company. The interests of the officers and directors may differ from the interests of other shareholders due to various factors, which may include the differing price at which they acquired their ownership in the Company as compared to other shareholders, the significant investment of personal time and effort by the officers and directors into the Company, and differing views on the effect of sunk costs with regard to potential future liquidity events.

Our employees, independent contractors, consultants, collaborators and contract research organizations may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk that our employees, independent contractors, consultants, collaborators and contract research organizations may engage in fraudulent conduct or other illegal activity. Misconduct by those parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (1) FDA regulations or similar regulations of comparable non-U.S. regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities, (2) manufacturing standards, (3) federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-U.S. regulatory authorities, and (4) laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self- dealing, bribery and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee or collaborator misconduct could also involve the improper use of, including trading on, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted and maintained a code of conduct and in connection with the merger, we intend to maintain our code of conduct and business ethics, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our ability to operate our business and our results of operations.

Other Risks

The Company identified a material weakness in its internal control over financial reporting. If the Company is not able to remediate the material weakness and otherwise maintain an effective system of internal control over financial reporting, the reliability of its financial reporting, investor confidence in the Company and the value of its common stock could be adversely affected.

As a public company, the Company is required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act (“Section 404”), requires that the Company evaluate and determine the effectiveness of internal controls over financial reporting and provide a management report on internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

During the audit for the 2020 fiscal year, the Company identified a material weakness in internal control over financial reporting related to the Company’s accounting for the potential impairment of intangible assets. This accounting requires the Company to record an impairment charge if the carrying amount of the asset group is not recoverable and is in excess of the fair value of the asset group. The Company’s calculation of undiscounted future cash flows resulted in a conclusion that no impairment was necessary, however, the Company could not supply supporting evidence that its calculation was accurate.

Management is committed to remediating the material weakness. The Company began the process of implementing changes to its internal control over intangible assets to remediate the control deficiencies that gave rise to the material weakness, including further improvements in processes and analyses that support the recording of possible impairment of intangible assets. In addition a full-time chief financial officer joined the Company upon the Merger closing on March 30, 2021.The Company expects this deficiency to be corrected by the end of 2021.

If the Company’s steps are insufficient to successfully remediate the material weaknesses and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of its financial reporting, investor confidence in the Company and the value of its common stock could be materially and adversely affected. Effective internal control over financial reporting is necessary for the Company to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause the Company to fail to meet its reporting obligations. For as long as the Company is a “smaller reporting company” under the U.S. securities laws, the Company’s independent registered public accounting firm will not be required to attest to the effectiveness of its internal control over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of internal control over financial reporting could detect problems that management’s assessment might not. Undetected material weaknesses in its internal control over financial reporting could lead to financial statement restatements and require the Company to incur the expense of remediation.

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

We are exposed to the risks of natural and man-made catastrophes, pandemics and malicious and terrorist acts that could materially adversely affect our business, financial condition and results of operations.

Natural and man-made catastrophes, pandemics, and malicious and terrorist acts present risks that could materially adversely affect our results of operations. While we have taken steps to identify and mitigate these risks, such risks cannot be predicted, nor fully protected against even if anticipated. In addition, such events could result in overall macroeconomic volatility or specifically a decrease or halt in economic activity in large geographic areas, adversely affecting the marketing or operation of our business within such geographic areas or the general economic climate, which in turn could have an adverse effect on our business, operations and financial condition.

In particular, the COVID-19 outbreak, which has been declared a global pandemic by the World Health Organization, has significantly and negatively impacted financial markets and economic conditions in the United States and globally. As a result, our operations have been, and may be further, negatively impacted. Consequently, our business, financial condition and results of operations has been, and could be further, significantly and adversely affected.

The Company is the target, and may in the future be the target, of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the completion of the merger.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements in an effort to enjoin the relevant merger or seek monetary relief. The Company is currently the defendant in eight lawsuits, and the Company may in the future be defendants in one or more lawsuits, relating to the Merger Agreement and the merger and, even if the pending or any future lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. The Company cannot predict the outcome of these lawsuits, or others, nor can it predict the amount of time and expense that will be required to resolve such litigation. An unfavorable resolution of any such litigation surrounding the merger could delay or prevent its consummation. In addition, the costs of defending the litigation, even if resolved in the Company’s favor, could be substantial and such litigation could distract the Company from pursuing the consummation of the merger and other potentially beneficial business opportunities.

Risks Relating to the Company’s Common Stock

The price of the Company’s common stock has been and could remain volatile, and the market price of common stock may decrease.

The market price of the Company’s common stock has historically experienced and may continue to experience significant volatility. From January 2019 through April 30, 2021, the market price of the Company’s common stock has fluctuated from a high of $17.50 per share in the first quarter of 2021, to a low of $1.92 per share in the first quarter of 2020. In the month of February 2021, the market price of the Company’s stock fluctuated from a low of $3.52 per share to a high of $17.50 per share. Market prices for securities of development-stage life sciences companies have historically been particularly volatile. The factors that may cause the market price of the Company’s common stock to fluctuate include, but are not limited

o	progress, or lack of progress, in developing and commercializing the Company’s proprietary tests;

o	the Company’s ability to recruit and retain qualified regulatory and research and development personnel;

o	changes in the relationship with key collaborators, suppliers, customers and third parties;

o	changes in the market valuation or earnings of competitors or companies viewed as similar to the Company;

o	changes in key personnel;

o	depth of the trading market in the Company’s common stock;

o	changes in the Company’s capital structure, such as future issuances of securities or the incurrence of additional debt;

o	the granting or exercise of employee stock options or other equity awards;

o	realization of any of the risks described under this section titled “Risk Factors”; and

o	general market and economic conditions.

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

Certain provisions of the Company’s amended and restated certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Furthermore, these provisions could prevent or frustrate attempts by the Company’s stockholders to replace or remove members of the board of directors. These provisions also could limit the price that investors might be willing to pay in the future for the Company’s common stock, thereby depressing the market price of the Company’s common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions, among other things:

o	authorize the board of directors to issue, without stockholder approval, preferred stock, the rights of which will be determined at the discretion of the board of directors and that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that the board of directors does not approve;

o	establish advance notice requirements for stockholder nominations to the board of directors or for stockholder proposals that can be acted on at stockholder meetings; and

o	limit who may call a stockholder meeting.

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

Risks Related to Drug Discovery

We have limited experience in drug discovery and drug development, and we have never advanced a drug to human development or had a drug approved alone or with collaborators.

The convergence in drug discovery of human organoid disease models along with new in silico technologies including artificial intelligence, machine learning, and new chemistry creation is unproven. There is limited evidence that such an approach will reduce time and risk around preclinical development. Regarding our business model to date, we are pursuing two distinct but parallel tracks to identify novel and repurposed drug therapies: we develop and license access to human cell-derived disease models, and in conjunction with applying data science and in vivo testing, use this technology to identify candidates to bring through the discovery phase which we will then partner with pharmaceutical companies to pursue clinical development and commercialization. Going forward, we intend to continue to focus on a service business of developing novel disease models according to either our partners’ or internal specifications, then either sell microOrgan disease specific or wild-type (non-disease specific) plates to them, use them for our own internal development or offer them as a Discovery as a Service (“DaaS”) on behalf (depending on if exclusivity was acquired or licensed by the original partner). To date, we have made very limited independent drug discovery efforts and no assurances can be given that we will be successful.

Our approach to the discovery and development of drug candidates based on our microOrgan plates and our AnalytiX tools is novel and unproven, and we do not know whether we will be able to develop any products of commercial value.

We are leveraging our microOrgan plates and our AnalytiX tools to attempt to create a pipeline of drug candidates for patients whose diseases have not been adequately addressed to date by other approaches, and to identify drug candidates with a higher likelihood of success in clinical trials. While we believe that our technology may potentially enable drug research and clinical development that is more efficient than conventional drug research and development, our approach is both novel and unproven. Because our approach is both novel and unproven, the cost and time needed to discover our drug candidates is difficult to predict, and our efforts may not result in the discovery and development of commercially viable medicines or therapies. We may also be incorrect about the effects of any drug candidates we pursue by disease state, which may limit the utility of our approach or the perception of the utility of our approach. Furthermore, our estimates of our defined patient populations available for study and treatment may be lower than expected, which could adversely affect our or our partners’ ability to conduct clinical trials and may also adversely affect the size of any market for medicines we may license for commercialization. Our approach may not result in time savings, higher success rates or reduced costs as we expect it to, and if not, we may not attract collaborators or develop new drugs as quickly or cost effectively as expected and therefore we may not be able to commercialize our approach as expected at this time.

We may never realize return on our investment of resources and cash in our drug discovery collaborations.

We intend to use our high-throughput drug screening on our microOrgan plate technology and use our data scienced-based AnalytiX tools to quickly test and evaluate a drug for toxicity and efficacy. We believe such technologies, which we have developed at significant expense, will provide us or our collaborators with valuable drug discovery insights. Our collaborators could include start-up, pre-commercial biotechnology, in silico and large-scale pharmaceutical companies. When we engage in drug discovery with these collaborators, we will strive to receive a mixture of upfront payments, including licensing fees, milestone-based fees, and ongoing royalty payments in addition to any charges for in vivo, in vitro and in silico testing, and our DaaS services. However, we have not yet been successful in generating any significant payments or contracts using this business model.

We may never enter into any material drug discovery collaborations nor realize return on our investment of resources and cash in our drug discovery collaborations. Drug discovery is complex, capital intensive and is prone to high failure rates and uncertain outcomes. Our drug discovery collaborators may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any drug candidates. In addition, our ability to realize return from our drug discovery collaborations is subject to the following risks, among others:

●	drug discovery collaborators have significant discretion in determining the amount and timing of efforts and resources that they will apply to our collaborations and may not perform their obligations as expected;
●	drug discovery collaborators may not pursue development or commercialization of any drug candidates for which we are entitled to option fees, milestone payments, or royalties or may elect not to continue or renew development or commercialization programs based on results of clinical trials or other studies, changes in the collaborator’s strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

●	drug discovery collaborators may delay clinical trials for which we are entitled to milestone payments;
●	we may not have access to, or may be restricted from disclosing, certain information regarding our collaborators’ drug candidates being developed or commercialized and, consequently, may have limited ability to inform our stockholders about the status of, and likelihood of achieving, milestone payments or royalties under such collaborations;
●	drug discovery collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with any drug candidates and products for which we are entitled to milestone payments or royalties if the collaborator believes that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive;
●	drug candidates discovered in drug discovery collaborations with us may be viewed by our collaborators as competitive with their own drug candidates or products, which may cause our collaborators to cease to devote resources to the commercialization of any such drug candidates;
●	drug discovery collaborators may begin to perceive us to be a competitor more generally, particularly if we advance our internal drug discovery programs, and therefore may be unwilling to continue then existing collaborations with us or to enter into new collaborations with us;
●	a drug discovery collaborator may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution, or marketing of a drug candidate or product, which may impact our ability to receive milestone payments;
●	disagreements with drug discovery collaborators, including disagreements over intellectual property or proprietary rights, contract interpretation, or the preferred course of development, might cause delays or terminations of the research, development, or commercialization of drug candidates for which we are eligible to receive milestone payments, or might result in litigation or arbitration;
●	drug discovery collaborators may not properly obtain, maintain, enforce, defend or protect our intellectual property or proprietary rights or may use our proprietary information in such a way as to potentially lead to disputes or legal proceedings that could jeopardize or invalidate our or their intellectual property or proprietary information or expose us and them to potential litigation;
●	drug discovery collaborators may infringe, misappropriate, or otherwise violate the intellectual property or proprietary rights of third parties, which may expose us to litigation and potential liability;
●	drug discovery collaborators could suffer from operational delays as a result of global health impacts, such as the COVID-19 pandemic; and
●	drug discovery collaborations may be terminated prior to our receipt of any significant value from the collaboration.

Any drug discovery collaborations we enter into may not lead to development or commercialization of drug candidates that results in our receipt of fees, milestone payments, or royalties in a timely manner, or at all. If any drug discovery collaborations that we enter into do not result in the successful development and commercialization of drug products that result in fees, milestone payments, or royalties to us, we may not receive return on the resources we have invested in the drug discovery collaboration. Moreover, even if a drug discovery collaboration initially leads to the achievement of milestones that result in payments to us, it may not continue to do so.

We also will likely rely on collaborators for the development and potential commercialization of drug candidates we discover internally when we believe it will help maximize the commercial value of the drug candidate. Such collaborators may not achieve the research, development, regulatory and sales milestones for those development candidates that result in material payments to us.

Our technology may fail to help us discover and develop additional potential drug candidates.

Any drug discovery that we are conducting using our microOrgan plates and our AnalytiX tools may not be successful in identifying compounds that have commercial value or therapeutic utility. Our technology may initially show promise in identifying potential drug candidates, yet fail to yield viable drug candidates for clinical development or commercialization for a number of reasons, including:

●	research programs to identify new drug candidates will require substantial technical, financial and human resources, and we may be unsuccessful in our efforts to identify new drug candidates. If we are unable to identify suitable additional compounds for preclinical and clinical development, our ability to develop drug candidates and obtain product revenues in future periods could be compromised, which could result in significant harm to our financial position and adversely impact our stock price;
●	compounds found through our process may not demonstrate efficacy, safety or tolerability;
●	our microOrgan platforms are limited in cell number and type and thus may fail to recapitulate human drug response adequately;
●	potential drug candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance;
●	competitors may develop alternative therapies that render our potential drug candidates non-competitive or less attractive; or
●	a potential drug candidate may not be capable of being produced at an acceptable cost.

We may not be successful in our efforts to identify or discover drug candidates and may fail to capitalize on programs, collaborations, or drug candidates that may present a greater commercial opportunity or for which there is a greater likelihood of success.

Research programs to identify new drug candidates require substantial technical, financial human resources, and external expertise. As a newly formed organization of existing technologies, we have not yet developed any drug candidates, and we may fail to identify potential drug candidates for clinical development. Similarly, a key element of our business plan is to expand the use of our technology in drug discovery collaborations with third parties. A failure to demonstrate the utility of our platform by successfully using it ourselves to discover internal drug candidates could harm our business prospects.

Because we have limited resources, we focus our research programs on diseases where we have some know-how and where we believe there is a meaningful commercial opportunity, among other factors. The focus of our initial internal drug discovery programs is in the area of neurological disorders including Rett Syndrome, Schizophrenia, CDLK5 Deficiency Disorder, as well as for genetic forms of Type 2 Diabetes and Cardiac Hypertrophy, and we have only recently begun expanding into other therapeutic areas, including oncology with a focus on glioblastoma. We may forego or delay pursuit of opportunities with certain programs, collaborations, or drug candidates or for indications that later prove to have greater commercial potential. However, the development of any drug candidate we pursue may ultimately prove to be unsuccessful or less successful than another potential drug candidate that we might have chosen to pursue on a more aggressive basis with our capital resources. If we do not accurately evaluate the commercial potential for a particular drug candidate, we may relinquish valuable rights to that drug candidate through strategic collaboration, partnership, licensing, or other arrangements in cases in which it would have been more advantageous for us to retain development and commercialization rights to such drug candidate. Alternatively, we may allocate internal resources to a drug candidate in a therapeutic area in which it would have been more advantageous to enter into a collaboration.

If we are not able to establish or maintain collaborations to develop and commercialize any of the disease models we develop or drug candidates we discover, we may have to alter our development and commercialization plans for those disease models and drug candidates and our business could be adversely affected.

We have not yet established license collaborations for our disease models and related AnalytiX tools. We expect to rely on future collaborators for either the development of our disease models or leverage such licensed models for drug discovery. We face significant competition in seeking appropriate collaborators for these activities, and a number of more established companies may also be pursuing such collaborations.

We have also not yet identified any drug candidates or advanced any of our drug discovery programs past the discovery stage and into preclinical studies or human clinical trials. We expect to rely on future collaborators for the development and potential commercialization of drug candidates we discover internally when we believe it will help maximize the commercial value of the drug candidate. We face significant competition in seeking appropriate collaborators for these activities, and a number of more established companies may also be pursuing such collaborations. These established companies may have a competitive advantage over us due to their size, financial resources, and greater clinical development and commercialization expertise. Whether we reach a definitive agreement for such collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of preclinical studies and clinical trials, the likelihood of approval by the U.S. Food and Drug Administration, or FDA, or similar regulatory authorities outside the United States, the potential market for the subject drug candidate, the costs and complexities of manufacturing and delivering such drug candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative drug candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our drug candidate. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large biopharmaceutical companies that have resulted in a reduced number of potential future collaborators.

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms or at all, we may have to curtail the development of a drug candidate, reduce or delay its development program or one or more of our other development programs, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop any drug candidates or bring them to market.

As a Company, we do not have any experience in clinical development and have not advanced any drug candidates into clinical development.

We only began conducting our own internal drug discovery efforts in mid-2018. As a company, we do not have any experience in clinical development and have not advanced any drug candidates into clinical development, if we decide to pursue this pathway. Our lack of experience in conducting clinical development activities may adversely impact the likelihood that we will be successful in advancing our programs, if we are not able to find experienced partners. Further, any predictions you make about the future success or viability of our internal drug discovery programs may not be as accurate as they could be if we had a history of conducting clinical trials and developing our own drug candidates.

In addition, as our internal drug discovery business grows, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. Our internal drug discovery business may need to transition to a business capable of supporting clinical development activities. We may not be successful in such a transition.

If any current or future collaborators are unable to successfully complete clinical development, obtain regulatory approval for, or commercialize any drug candidates, or experience delays in doing so, our business may be materially harmed.

The success of any current or future collaborators’ development and commercialization programs will depend on several factors associated with our collaborators’ operations, including the following:

●	acceptable data based on in vitro or in silico screenings;
●	acceptable data at the completion of necessary preclinical studies to enable the initiation of clinical trials;
●	successful enrollment of patients in, and the completion of, the clinical trials;
●	acceptance by the FDA or other regulatory agencies of regulatory filings for any drug candidates we and our current or future collaborators may develop;
●	expanding and maintaining a workforce of experienced scientists and others to continue to develop any drug candidates;
●	obtaining and maintaining intellectual property protection and regulatory exclusivity for any drug candidates we and our current or future collaborators may develop;
●	making arrangements with third-party manufacturers for, or establishing, clinical and commercial manufacturing capabilities;
●	establishing sales, marketing, and distribution capabilities for drug products and successfully launching commercial sales, if and when approved;
●	acceptance of any drug candidates we and our current or future collaborators may develop, if and when approved, by patients, the medical community, and third-party payors;
●	effectively competing with other therapies;
●	obtaining and maintaining coverage, adequate pricing, and adequate reimbursement from third-party payors, including government payors;
●	patients’ willingness to pay out-of-pocket in the absence of coverage and/or adequate reimbursement from third-party payors;
●	maintaining a continued acceptable safety profile following receipt of any regulatory approvals.

Many of these factors are beyond our control, including clinical outcomes, the regulatory review process, potential threats to our intellectual property rights, and the manufacturing, marketing, and sales efforts of any current or future collaborator. Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. If we or our current or future collaborators are unable to develop, receive marketing approval for, and successfully commercialize any drug candidates, or if we or they experience delays as a result of any of these factors or otherwise, we may need to spend significant additional time and resources, which would adversely affect our business, prospects, financial condition, and results of operations.

Our drug discovery collaborators will have significant discretion in determining when to make announcements, if any, about the status of our collaborations, including about clinical developments and timelines for advancing collaborative programs, and the price of our common stock may decline as a result of announcements of unexpected results or developments.

Our drug discovery collaborators will have significant discretion in determining when to make announcements about the status of our collaborations, including about preclinical and clinical developments and timelines for advancing the collaborative programs. While as a general matter we intend to periodically report on the status of our collaborations, our drug discovery collaborators may wish to report such information more or less frequently than we intend to or may not wish to report such information at all unless legally required to do so. The price of our common stock may decline as a result of the public announcement of unexpected results or developments in our collaborations, or as a result of our collaborators withholding such information.

Clinical trials are expensive, time-consuming and difficult to design and implement, and have traditionally had high attrition.

Before obtaining marketing approval from the FDA or other comparable foreign regulatory authorities for the sale of our drug candidates, we or our collaborators must complete preclinical development and extensive clinical trials to demonstrate the safety and efficacy of our drug candidates. We currently plan to rely on our collaboration partners to design, fund and operate clinical trials. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Our collaborators may experience delays in their clinical trials and it is unknown whether clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	our collaboration partner’s funding and operational execution;
●	regulatory requirements for prolonged in vivo dosing regimens due to proposed treatment protocols;
●	the FDA or comparable foreign regulatory authorities requiring additional preclinical assessment of the candidate or disagreeing as to the design or implementation of clinical studies;
●	obtaining regulatory authorizations to commence a trial or consensus with regulatory authorities on trial designs;
●	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	diversion of healthcare resources to combat epidemics, such as the COVID-19 pandemic;
●	obtaining institutional review board, or IRB, approval at each site, or independent ethics committee, or IEC, approval at any sites outside the United States;
●	dependence on the needs and timing of third-party collaborators;
●	changes to clinical trial protocols;
●	recruiting suitable patients to participate in a trial in a timely manner and in sufficient numbers;
●	clinical sites deviating from trial protocol or dropping out of a trial;
●	addressing patient safety concerns that arise during the course of a trial;
●	having patients complete a trial or return for post-treatment follow-up;
●	imposition of a clinical hold by regulatory authorities, including as a result of unforeseen safety issues or side effects or failure of trial sites to adhere to regulatory requirements;
●	the occurrence of serious adverse events in trials of the same class of agents conducted by other companies or institutions;
●	subjects choosing an alternative treatment for the indications for which we are developing our drug candidates, or participating in competing trials;
●	adding a sufficient number of clinical trial sites;
●	manufacturing sufficient quantities of a drug candidate for use in clinical trials;
●	challenges in transporting the drug candidate to investigation sites;
●	lack of adequate funding to continue the clinical trial;
●	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
●	failure to meet deadlines for annual reports or untimely review of reports by regulators;
●	a facility manufacturing our drug candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practice, or cGMP, regulations or other applicable requirements, or infections or cross-contaminations of drug candidates in the manufacturing process;

●	any changes to the manufacturing process that may be necessary or desired;
●	third-party clinical investigators losing the licenses or permits necessary to perform the clinical trials, not performing clinical trials on anticipated schedule or consistent with the clinical trial protocol, good clinical practice, or GCP, or other regulatory requirements; or
●	third-party contractors not performing data collection or analysis in a timely or accurate manner; or third-party contractors providing poor quality data that requires extensive cleansing; or third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements or of the US Foreign Corrupt Practices Act while conducting non-US trials, in which case we or our collaborators.may need to find a substitute contractor, and we or our collaborators may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

In addition, disruptions caused by the COVID-19 pandemic or other public health crises may increase the likelihood that our collaborators encounter such difficulties or delays in initiating, enrolling, conducting or completing clinical trials or research and development. Our collaborators could encounter delays if a clinical trial is suspended or terminated by them, by the IRBs (or IECs) of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, our collaborators may rely on CROs and clinical trial sites to ensure the proper and timely conduct of clinical trials and, while there may be agreements governing these activities, our collaborators would have limited influence over their actual performance.

Further, conducting clinical trials in foreign countries, as our collaborators may do for our current and future drug candidates, presents additional risks that may delay completion of clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, failure to account for foreign currency exchange rates in budgeting and financial considerations, customs and trade practices in the shipment of drug substances, as well as political and economic risks relevant to such foreign countries.

If our collaborators experience delays in the completion of, or termination of, any clinical trial of our drug candidates, the commercial prospects of our drug candidates will be harmed, and our ability to generate product and/or license revenues from any of these drug candidates will be delayed. In addition, any delays in completing clinical trials will increase our collaborators’ costs, slow down our drug candidate development and approval process and jeopardize the ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our drug candidates.

Our collaborators will depend on enrollment of patients in their clinical trials in order to continue development of our drug candidates. If they are unable to enroll patients in those clinical trials, our and their research and development efforts could be adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our collaborators’ ability to enroll a sufficient number of patients who remain in the study until its conclusion. Our collaborators may experience difficulties in patient enrollment in their clinical trials for a variety of reasons. Patient enrollment is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, the size of the patient population required for analysis of the trial’s primary endpoints, the proximity of patients to study sites, our collaborators’ ability to recruit clinical trial investigators with the appropriate competencies and experience, our collaborators’ ability to obtain and maintain patient consents, the risk that patients enrolled in clinical trials will drop out of the trials before completion, and competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Our collaborators’ ability to enroll patients in clinical trials may be impacted by governmental restrictions and diversion of healthcare resources resulting from the COVID-19 pandemic. Many pharmaceutical companies may conduct clinical trials in patients with the disease indications that our potential drug products may target. As a result, our collaborators may need to compete with them for clinical sites, physicians and the limited number of patients who fulfill the stringent requirements for participation in clinical trials. Also, due to the confidential nature of clinical trials, it is unknown how many of the eligible patients may be enrolled in competing studies and who are consequently not available for our collaborators’ clinical trials. Our collaborators’ clinical trials may be delayed or terminated due to the inability to enroll enough patients. The delay or inability to meet planned patient enrollment may result in increased costs and delay or termination of the trials, which could have a harmful effect on our and our collaborators’ ability to develop products.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, expensive and inherently challenging, and if we or our collaborators are ultimately unable to obtain regulatory approval for our drug candidates, our business could be significantly limited.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. The results of preclinical studies and early clinical trials of our drug candidates may not be predictive of the results of later-stage clinical trials. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. It is common for companies in the biopharmaceutical industry to suffer significant setbacks in advanced clinical trials due to nonclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. Our collaborators’ future clinical trial results may not be successful, and notwithstanding any potential promising results in earlier studies, we cannot be certain that we and our collaborators’ will not face similar setbacks. The historical failure rate for drug candidates in our industry is high. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a drug candidate’s clinical development, is subject to individual or review panel interpretation, and may vary among jurisdictions. We have not obtained regulatory approval for any drug candidate and it is possible that none of our existing drug candidates or any drug candidates we may seek to develop in the future will ever obtain regulatory approval.

Our drug candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our collaborators’ clinical trials;
●	we or our collaborators’ may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	the FDA or comparable foreign regulatory authorities may disagree with our or our collaborators’ interpretation of data from preclinical studies or clinical trials;
●	the data collected from clinical trials of our drug candidates may not be sufficient to support the submission of an New Drug Application (NDA), or Biologics License Application (BLA), or other submission or to obtain regulatory approval in the United States or elsewhere; the FDA or comparable foreign regulatory authorities may disagree that changes to branded reference drugs meet the criteria for the 505(b)(2) regulatory pathway or foreign regulatory pathways such as the hybrid medicinal product pathway;
●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering clinical data insufficient for approval.

The lengthy approval process as well as the unpredictability of future clinical trial results may result in our or our collaborators failing to obtain regulatory approval to market our drug candidates, which would significantly harm our business, results of operations and prospects.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our potential drug candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, may approve a drug candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that drug candidate may classify our drug candidates in a way that hinders market acceptance, or may restrict its distribution. Any of the foregoing scenarios could materially harm the commercial prospects for our potential drug candidates.

We have not previously submitted an NDA or BLA to the FDA or similar drug approval filings to comparable foreign authorities, for any drug candidate, and we cannot be certain that any of our drug candidates will be successful in clinical trials or receive regulatory approval. Further, our drug candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our drug candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our drug candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patients that we or our collaborators are targeting for our drug candidates are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

We may plan to seek regulatory approval to commercialize our drug candidates in the United States, the European Union, and in additional foreign countries. While the scope of regulatory approval is similar in other countries, to obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our drug candidates, and we cannot predict success in these jurisdictions.

We face competition in drug discovery from other biotechnology and pharmaceutical companies and our operating results may be negatively affected if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors in a number of jurisdictions, many of which have substantially greater name recognition, commercial infrastructures and financial, technical and personnel resources than we have. Established competitors may invest heavily to quickly discover and develop novel compounds that could make our drug candidates obsolete or uneconomical. Any new product that competes with an approved product may need to demonstrate compelling advantages in efficacy, cost, convenience, tolerability and safety to be commercially successful. Other competitive factors, including generic competition, could force us to lower prices or could result in reduced sales. In addition, new products developed by others could emerge as competitors to our drug candidates. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

We expect that we will rely on third parties to assist us and our collaborators in conducting clinical trials for our drug candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business would be substantially harmed.

We expect that our collaborators will enter into agreements with third-party CROs to assist our collaborators in conducting and managing their clinical programs, including contracting with clinical sites to perform clinical studies. Our collaborators may rely on these parties for execution of clinical studies for our drug candidates, and they would control only certain aspects of conducting the clinical studies. Nevertheless, our collaborators will be responsible for ensuring that each of their studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and their reliance on CROs and clinical sites will not relieve them of their regulatory responsibilities. Such CROs will be required to comply with current Good Clinical Practices regulations, or cGCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces these cGCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If our collaborators or their CROs fail to comply with applicable cGCPs, the clinical data generated in clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require our collaborators to perform additional clinical trials before approving their marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of the clinical trials comply with cGCPs. In addition, clinical trials must be conducted with products produced under current Good Manufacturing Practices, or cGMP regulations and will require a large number of test subjects. The failure of our collaborators, CROs or clinical sites to comply with these regulations may require them to repeat clinical trials, which would delay the regulatory approval process and could also subject them to enforcement action up to and including civil and criminal penalties.

Although we expect our collaborators to design the clinical trials for our drug candidates in consultation with CROs, we expect that the CROs will manage and assist our collaborators with the clinical trials conducted at contracted clinical sites. As a result, many important aspects of our drug development programs would be outside of our collaborators’ direct control. In addition, the CROs and clinical sites may not perform all of their obligations under arrangements with us or our collaborators or in compliance with regulatory requirements. If the CROs or clinical sites do not perform clinical trials in a satisfactory manner, or if they breach their obligations to our collaborators or fail to comply with regulatory requirements, the development and commercialization of our drug candidates for the subject indications may be delayed or our development program materially and irreversibly harmed. We cannot control the amount and timing of resources these CROs and clinical sites will devote to our program or our drug candidates. If our collaborators are unable to rely on clinical data collected by CROs through the clinical research sites, our collaborators could be required to repeat, extend the duration of, or increase the size of clinical trials, which could significantly delay commercialization and require significantly greater expenditures.

If any of our collaborators’ relationships with these third-party CROs or clinical sites terminate, our collaborators may not be able to enter into arrangements with alternative CROs or clinical sites. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to clinical protocols, regulatory requirements or for other reasons, any such clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our drug candidates. As a result, our financial results and the commercial prospects for our drug candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

We expect that we will rely on third parties to assist us and our collaborators in formulation and manufacture of our drug candidates and approved drugs. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for our drug candidates or commercialize approved drugs and our business would be substantially harmed.

We do not currently, nor do we expect in the future to, have expertise in the formulation and manufacturing of drug candidates for use in clinical trials or commercial drug products. As such, we expect to engage a contract manufacturing organization (CMO) for the formulation, production, packaging, and distribution of high-quality drug products in sufficient quantities for clinical trials and market entry. These products must meet FDA and other regulatory authority standards for quality, strength, and potency. Regulatory authorities require submission of manufacturing specification in the investigational new drug application (IND), which must adhere to quality standards and be manufactured according to guidance on cGMP.

The CMO is reliant on the availability of the active pharmaceutical ingredient (API) in sufficient quantities to meet the requirements for the production of the specified dosage form for the clinical trial as well as subsequent manufacturing requirements for the marketed drug. The CMO may manufacture the API in-house or contract with a third-party chemical manufacturer to supply the API in sufficient quantity. If the CMO or the third-party API supplier are not able to produce the API or drug product because of scarcity of raw materials, manufacturing equipment malfunction, manufacturing facility inoperability or damage, disruption of shipping or transport logistics, or other unplanned for complications the approval of the IND will be delayed until a replacement CMO can be secured. Likewise, disruptions to the production of the dosage form for marketed drug manufacture will delay the final approval of the NDA or BLA or will affect our ability to enter the market. If the CMO fails to meet quality standards in the manufacture of the drug product for any reason, significant delays in the availability of the product will adversely affect the availability of the marketed product.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None noted.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

2.1#	Agreement and Plan of Merger and Reorganization, by and among Cancer Genetics, Inc., StemoniX, Inc., and CGI Acquisition, Inc., dated August 21, 2020 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 24, 2020).

2.2#	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, by and among Cancer Genetics, Inc., StemoniX, Inc., and CGI Acquisition, Inc., dated February 8, 2021 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 8, 2021).

2.3#	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, by and among Cancer Genetics, Inc., StemoniX, Inc., and CGI Acquisition, Inc., dated February 26, 2021 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2021).

3.1	Amendment to Certificate of Incorporation of the Company related to the Name Change (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2021).

4.1	Form of Common Warrant dated February 1, 2021 (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on February 1, 2021).

4.2	Form of Placement Agent Warrant dated February 1, 2021 (incorporated herein by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on February 1, 2021).

4.3	Warrant dated February 16, 2021 (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on February 16, 2021).

4.4	Form of Exchange Warrant dated March 30, 2021 (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 5, 2021).

10.1	Form of Securities Purchase Agreement dated January 28, 2021 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 1, 2021).

10.2	Form of Registration Rights Agreement dated January 28, 2021 (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 1, 2021).

10.3	Form of Securities Purchase Agreement dated February 10, 2021 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 16, 2021).

10.4	Form of Engagement Agreement with H.C. Wainwright & Co., LLC, dated September 18, 2020, as amended (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 16, 2021).

10.5†	Vyant Bio, Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 5, 2021).

10.6†	Form of Incentive Stock Option Grant Agreement (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on April 5, 2021).

10.7†	Form of Nonqualified Stock Option Grant Agreement (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on April 5, 2021).

10.8†	Form of Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on April 5, 2021).

10.9†	Employment Agreement, dated March 30, 2021, between the Company and Yung-Ping Yeh (incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on April 5, 2021).

10.10†	Employment Agreement, dated March 30, 2021, between the Company and Andrew D. C. LaFrence (incorporated herein by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on April 5, 2021).

10.11†

Amendment No. 1 to Employment Agreement, dated March 30, 2021, between the Company and John A. Roberts (incorporated herein by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on April 5, 2021).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

** Furnished, not filed.

# Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

† Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 17, 2021.

VYANT BIO, INC.

Date: May 17, 2021	By:	/s/ John A. Roberts
John A. Roberts
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew D. C. LaFrence
Andrew D. C. LaFrence
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

