Form 10-Q
period 2021-06-30
Vyant Bio, Inc.
filed 2021-08-16
CIK 1349929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

There were 28,985,814 shares of common stock, par value $0.0001 of Vyant Bio, Inc. issued and outstanding as of August 12, 2021.

Vyant Bio, Inc. and Subsidiaries

Part I Financial Information

Item 1 Financial Statements

Vyant Bio, Inc.

(Formerly Known as Cancer Genetics, Inc.)

Consolidated Balance Sheets

(Unaudited)

(Shares and USD in Thousands)

	June 30,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$26,485	$792
Trade accounts and other receivables	1,261	357
Inventory	407	415
Patent held for sale	30	-
Prepaid expenses and other current assets	1,890	223
Total current assets	30,073	1,787
Non-current assets:
Fixed assets, net	1,654	1,031
Operating lease right-to-use assets, net	1,068	1,095
Intangible assets, net	9,262	-
Goodwill	21,703	-
Long-term prepaid expenses and other assets	1,641	136
Total non-current assets	35,328	2,262
Total Assets	$65,401	$4,049

Liabilities, Temporary Equity and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,016	$1,300
Accrued expenses	1,246	162
Deferred revenue	1,416	92
Obligations under operating leases, current portion	490	486
Obligation under finance lease, current portion	31	-
Other current liabilities	3	9
Current liabilities of discontinued operations	436	-
Total current liabilities	4,638	2,049
Obligations under operating leases, less current portion	576	627
Obligations under finance leases, less current portion	66	-
Share-settlement obligation derivative	-	1,690
Warrant liability	1	-
Accrued interest	-	277
Long-term debt	57	6,839
Total Liabilities	5,338	11,482

Commitments and Contingencies (Note 15)	-	-
Temporary Equity
Series A Convertible Preferred stock, $0.0001 par value; 4,700 shares authorized, 0 and 4,612 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively (liquidation value of $0 and $11,732, respectively, as of June 30, 2021 and December 31, 2020)	-	12,356
Series B Convertible Preferred stock, $0.0001 par value; 4,700 shares authorized, 0 and 3,489 shares issued and outstanding, as of June 30, 2021 and December 31, 2020, respectively (liquidation value of $0 and $15,707, respectively, as of June 30, 2021 and December 31, 2020)	-	16,651
Series C Convertible Preferred stock, $0.0001 par value; 2,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020 (liquidation value of $0 as of June 30, 2021 and December 31, 2020)	-	-
Total Temporary Equity	-	29,007

Stockholders’ Equity (Deficit)
Preferred stock, authorized 9,764 shares $0.0001 par value, none issued	-	-
Common stock, authorized 100,000 shares, $0.0001 par value, 28,985 and 2,594 shares issued and outstanding as of June 30, 2021, and December 31, 2020, respectively	3	-
Additional paid-in capital	109,567	1,514
Accumulated comprehensive loss	(1)	-
Accumulated deficit	(49,506)	(37,954)
Total Stockholders’ Equity (Deficit)	60,063	(36,440)

Total Liabilities and Stockholders’ Equity (Deficit)	$65,401	$4,049

See Notes to Unaudited Consolidated Financial Statements.

Vyant Bio, Inc.

(Formerly Known as Cancer Genetics, Inc.)

Consolidated Statements of Operations

(Unaudited)

(Shares and USD in Thousands)

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Revenues:
Service	$1,831	$40	$1,947	$176
Product	116	59	222	91
Total revenues	1,947	99	2,169	267

Operating costs and expenses:
Cost of goods sold – service	1,027	38	1,116	170
Cost of goods sold – product	345	147	741	313
Research and development	910	593	1,730	1,602
Selling, general and administrative	3,664	408	4,880	1,241
Merger related costs	165	-	2,310	-
Total operating costs and expenses	6,111	1,186	10,777	3,326
Loss from operations	(4,164)	(1,087)	(8,608)	(3,059)

Other (expense) income:
Change in fair value of warrant liability	-	-	214	-
Change in fair value of share-settlement obligation derivative	-	(211)	(250)	(211)
Loss on debt conversions	-	-	(2,518)	-
Other income (expense)	(25)	1	(25)	1
Interest income	3	-	3	-
Interest expense	-	(36)	(368)	(37)
Total other (expense) income	(22)	(246)	(2,944)	(247)
Loss before income taxes	(4,186)	(1,333)	(11,552)	(3,306)
Income tax expense (benefit)	-	-	-	-
Net loss	$(4,186)	$(1,333)	$(11,552)	$(3,306)

Net loss per common share:
Net loss per share attributable to common stock - Basic and Diluted	$(0.14)	$(0.54)	$(0.72)	$(1.34)
Weighted average shares outstanding:
Weighted average common shares outstanding - Basic and Diluted	28,985	2,468	16,156	2,464

See Notes to Unaudited Consolidated Financial Statements.

Vyant Bio, Inc.

(Formerly Known as Cancer Genetics, Inc.)

Consolidated Statements of Temporary Equity and Common Stockholders’ Equity (Deficit)

(Unaudited)

(Shares and USD in Thousands)

Three months ended June 30, 2021 and 2020

	Series A		Series B		Series C		Total			Additional		Accumulated	Total Common Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Temporary	Common Stock		Paid in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Equity	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balances as of March 31, 2021	-	$-	-	$-	-	$-	$-	28,985	$3	$109,205	$(45,320)	$-	$63,888
Stock-based compensation	-	-	-	-	-	-	-	-	-	362	-	-	362
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(1)	(1)
Net loss	-	-	-	-	-	-	-	-	-	-	(4,186)	-	(4,186)
Balance as of June 30, 2021	-	$-	-	$-	-	$-	$-	28,985	$3	$109,567	$(49,506)	$(1)	$60,063

Balance as of March 31, 2020	4,612	$12,356	3,976	$19,344	-	$-	$31,700	2,468	$-	$1,112	$(31,277)	$-	$(30,165)
Issuance of shares for services	-	-	-	-	-	-	-	4	-	6	-	-	6
Stock-based compensation	-	-	-	-	-	-	-	-	-	55	-	-	55
Exchange of Series B Preferred Stock for 2020 Convertible Notes	-	-	(468)	(2,588)	-	-	(2,588)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(1,333)	-	(1,333)
Balance as of June 30, 2020	4,612	$12,356	3,508	$16,756	-	$-	$29,112	2,472	$-	$1,173	$(32,610)	$-	$(31,437)

See Notes to Unaudited Consolidated Financial Statements.

Vyant Bio, Inc.

(Formerly Known as Cancer Genetics, Inc.)

Consolidated Statements of Temporary Equity and Common Stockholders’ Equity (Deficit)

(Unaudited)

(Shares and USD in Thousands)

Six months ended June 30, 2021 and 2020

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Total Temporary	Common Stock		Additional Paid In	Accumulated	Accumulated Comprehensive	Total Common Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Equity	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance as of December 31, 2020	4,612	$12,356	3,489	$16,651	-	$-	$29,007	2,594	$-	$1,514	$(37,954)	$-	$(36,440)
Stock-based compensation	-	-	-	-	-	-	-	-	-	728	-	-	728
Exercise of stock options	-	-	-	-	-	-	-	-	-	4	-	-	4
Issuance of Series C Convertible Preferred shares, net of issuance costs of $214	-	-	-	-	567	1,786	1,786	-	-	-	-	-	-
Issuance of Common Stock for acquisition consideration	-	-	-	-	-	-	-	11,007	2	59,918	-	-	59,920
Issuance of incremental shares to StemoniX shareholders upon Merger	-	-	-	-	-	-	-	805	-	-	-	-	-
Conversion of Preferred Stock to Common Stock upon Merger	(4,612)	(12,356)	(3,489)	(16,651)	(567)	(1,786)	(30,793)	11,197	1	30,792	-	-	30,793
Conversion of 2020 Convertible Notes to Common Stock upon Merger	-	-	-	-	-	-	-	3,339	-	16,190	-	-	16,190
Preferred stock warrant settled for Common Stock upon Merger	-	-	-	-	-	-	-	43	-	-	-	-	-
Warrant liability reclassified to equity upon Merger	-	-	-	-	-	-	-	-	-	421	-	-	421
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(1)	(1)
Net loss	-	-	-	-	-	-	-	-	-	-	(11,552)	-	(11,552)
Balance as of June 30, 2021	-	$-	-	$-	$-	$-	$-	28,985	$3	$109,567	$(49,506)	$(1)	$60,063

Balance as of December 31, 2019	4,612	$12,356	3,735	$18,045	-	$-	$30,401	2,456	$-	$1,047	$(29,304)	$-	$(28,257)
Stock-based compensation	-	-	-	-	-	-	-	-	-	97	-	-	97
Issuance of shares for services	-	-	5	30	-	-	30	4	-	6	-	-	6
Exercise of stock options	-	-	-	-	-	-	-	12	-	23	-	-	23
Issuance of Series B Convertible Preferred shares, net of issuance costs of $41	-	-	236	1,250	-	-	1,250	-	-	-	-	-	-
Exchange of Series B Preferred Stock for 2020 Convertible Notes	-	-	(468)	(2,569)	-	-	(2,569)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(3,306)	-	(3,306)
Balance as of June 30, 2020	4,612	$12,356	3,508	$16,756	-	$-	$29,112	2,472	$-	$1,173	$(32,610)	$-	$(31,437)

See Notes to Unaudited Consolidated Financial Statements.

Vyant Bio, Inc.

(Formerly Known as Cancer Genetics, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

(USD in Thousands)

	Six months ended June 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(11,552)	$(3,306)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	728	133
Amortization of operating lease right-of-use assets	135	244
Depreciation and amortization expense	567	287
Change in fair value of share-settlement obligation derivative	250	211
Change in fair value of warrant liability	(214)	-
Change in fair value of 2020 Convertible Note with fair value election	4	-
Accretion of debt discount	173	13
Loss on conversion of debt	2,518	-
PPP loan forgiveness	-	(649)
Loss on equipment	6	29
Changes in operating assets and liabilities, net of impacts of business combination:
Trade accounts and other receivables	(34)	(54)
Inventory	8	(50)
Prepaid expenses and other current assets	(1,208)	151
Accounts payable	(1,081)	459
PPP loan proceeds	-	730
Obligations under operating leases	(162)	(247)
Accrued expenses and other current liabilities	(808)	12
Net cash used in operating activities	(10,670)	(2,037)

Cash Flows from Investing Activities:
Purchase of equipment	(520)	-
Proceeds from sale of equipment	-	17
Cash acquired from acquisition	30,163	-
Net cash provided by investing activities	29,643	17

Cash Flows from Financing Activities:
EIDL loan proceeds	-	67
Issuance of common stock	4	23
Issuance of Series B Preferred stock, net of issuance costs	-	1,250
Issuance of Series C Preferred stock, net of issuance costs	1,786	-
2020 Convertible Note proceeds	5,022	332
Principal payments on long-term debt	(82)	-
Proceeds from related party notes	-	80
Principal payments on obligations under finance leases	(10)	(37)
Net cash provided by financing activities	6,720	1,715
Net increase (decrease) in cash and cash equivalents	25,693	(305)
Cash and cash equivalents, beginning of the period	792	315
Total cash and cash equivalents, end of period	$26,485	$10
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$7
Cash paid for income taxes	-	-
Non-cash investing activities:
Fair value of non-cash merger consideration	$59,920	$-
Equipment purchases in accounts payable	$37	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$83	$-
Non-cash financing activities:
Conversion of Preferred Stock to Common Stock upon Merger	$30,793	$-
Conversion of 2020 Convertible Notes and accrued interest to Common Stock upon Merger	$16,190	$-
Exchange of Series B Preferred stock for 2020 Convertible Notes	$-	$2,569
Reclass warrant liability to equity upon Merger	$421	$-

See Notes to Unaudited Consolidated Financial Statements.

Vyant Bio, Inc.

(formerly known as Cancer Genetics, Inc.)

Notes to Condensed Consolidated Financial Statements

Period Ended June 30, 2021

(Unaudited)

Note 1. Organization and Description of Business

Vyant Bio, Inc. (“Vyant” or “the Company”) is an innovative biotechnology company focused on partnering with pharmaceutical and other biotechnology companies to identify novel biological targets and therapeutics through the integration of human-derived biology with data science technologies and investigational new drug (“IND”) expertise.

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

In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2021 and the results of its operations, cash flows and changes in stockholders’ equity (deficit) for the three and six months ended June 30, 2021 and 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the entire 2021 year.

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. Many of the Company’s customers worldwide were impacted by COVID-19 and temporarily closed their facilities which impacted revenues in the first half of 2020 for StemoniX. While the impact of the pandemic on our business has lessened, the global outbreak of COVID-19 continues with new variants and is impacting the way we operate our business as well as in certain circumstances limiting the availability of lab supplies. The extent to which the COVID-19 pandemic may impact the Company’s future business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

StemoniX and CGI incurred $165 thousand and $2.3 million of costs associated with the Merger that have been reported on the consolidated statements of operations as Merger related costs for the three and six months ended June 30, 2021, respectively. There were no merger related costs on StemoniX’s statements of operations for the three and six months ended June 30, 2020. As of June 30, 2021 and December 31, 2020, accounts payable includes $20 thousand and $1.0 million of Merger-related costs.

The following details the preliminary allocation of the purchase price consideration recorded on March 31, 2021, with adjustments recorded in the second quarter of 2021 and balances as of June 30, 2021.

	March 31, 2021	Adjustments	June 30, 2021
Assets acquired:
Cash and equivalents	$30,163	$-	$30,163
Accounts receivable	705	-	705
Other current assets	806	164	970
Intangible assets	9,500	-	9,500
Fixed assets	416	(15)	401
Goodwill	22,164	(461)	21,703
Long-term prepaid expenses and other assets	1,381	-	1,381
Total assets acquired	$65,135	$(312)	$64,823

Liabilities assumed:
Accounts payable and accrued expenses	$2,670	$189	$2,859
Current liabilities of discontinued operations	588	(141)	447
Obligations under operating leases	198	-	198
Obligations under finance leases	106	-	106
Deferred revenue	1,293	-	1,293
Income taxes payable	360	(360)	-
Total liabilities assumed	$5,215	$(312)	$4,903

Net assets acquired	$59,920	$-	$59,920

We have completed preliminary valuation analyses necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. These fair values were based on management’s estimates and assumptions; however, the amounts shown above are preliminary in nature and are subject to adjustment, including income tax related amounts, as additional information is obtained about the facts and circumstances that existed as of the acquisition date. Accordingly, there may be adjustments to the assigned values of acquired assets and liabilities, including, but not limited to, intangible assets and property and equipment and their respective estimated useful lives, that may also give rise to material increases or decreases in the amounts of depreciation and amortization expense. The final determination of the fair values and related income tax impacts will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date. Any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined. The Company has also not yet completed its fair value analysis for a number of items including discontinued operations liabilities. Of the amount of goodwill acquired in the Merger, no portion is deductible for tax purposes.

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

These intangible assets are classified as Level 3 measurements within the fair value hierarchy.

The following presents the unaudited pro forma combined financial information as if the Merger had occurred as of January 1, 2020:

	For the three months ended June, 30		For the six months ended June 30,
	2021	2020	2021	2020
Total revenues	$1,947	$1,545	$3,788	$3,139
Net loss	(4,021)	(2,689)	(5,560)	(5,799)
Pro forma loss per common share, basic and diluted	(0.14)	(0.09)	(0.19)	(0.20)
Pro forma weighted average number of common shares basic and diluted	28,985,924	28,830,441	28,973,370	28,826,652

The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred had the Merger been completed as of January 1, 2020, nor are they necessarily indicative of future consolidated results.

Note 3. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include estimated transaction price, including variable consideration, of the Company’s revenue contracts; the value of intangible assets arising from the Merger, the useful lives of fixed assets; the valuation of derivatives and one 2020 Convertible Note accounted for under the fair-value election; deferred tax assets, inventory, right-of-use assets and lease liabilities, stock-based compensation, income tax uncertainties, and other contingencies.

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

Foreign currency

The Company translates the financial statements of its foreign subsidiaries, which have a functional currency in the respective country’s local currency, to U.S. dollars using month-end exchange rates for assets and liabilities and average exchange rates for revenue, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders’ equity. For the three and six months ended June 30, 2021 there were foreign currency translation losses of $1 thousand and $1 thousand, respectively. Gains and losses resulting from foreign currency transactions that are denominated in currencies other than the entity’s functional currency are included within the consolidated statements of operations. There were no foreign currency translation or transaction gains or losses for the three and six months ended June 30, 2020 as the Merger, which includes significant foreign operations, occurred on March 30, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at December 31, 2020 is $738 thousand of restricted cash related to the Company’s PPP loan. The Company was required to escrow the PPP loan proceeds plus accrued interest as the Company’s PPP loan forgiveness application had not been processed by the U.S. Small Business Administration at the time of the Merger. This amount was returned to the Company in April 2021 when the PPP loan was fully forgiven. The cash and cash equivalents balance at June 30, 2021 includes $12 million invested in a U.S. government money market fund.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to consider current market conditions and the Company’s customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. No allowances were recorded as of June 30, 2021 or December 31, 2020. Write-offs for the three and six months ended June 30, 2021 and 2020 were not significant. The Company does not have any off-balance-sheet credit exposure related to its customers.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company places cash and cash equivalents in various financial institutions with high credit rating and limits the amount of credit exposure to any one financial institution. Trade receivables are primarily from clients in the pharmaceutical and biotechnology industries, as well as academic and government institutions. Concentrations of credit risk with respect to trade receivables, which are typically unsecured, are limited due to the wide variety of customers using the Company’s products and services as well as their dispersion across many geographic areas. As of June 30, 2021 and December 31, 2020, two and three customers, respectively, represented 10% or more of the Company’s total trade accounts receivable. In the aggregate, these customers represented 49% and 73% respectively, of the Company’s total trade accounts receivable.

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

Prepaid Assets and Other Assets

In connection with the merger on March 30, 2021, a number of Director and Officer insurance contracts were in place, including tail policies accounted for as acquired assets. Aggregate premiums of $2.65 million are being expensed over the term of each respective policy. As of June 30, 2021, $1.17 million has been classified in the consolidated balance sheet as non-current prepaid assets related to amounts that will be expensed more than one year from after June 30, 2021.

For certain cells used by the Company in the vivoPharm services business, the Company acquires cells and then creates an inventory of cells for future use (the “Cell Bank”). This process produces larger batches of established products than current sales requirements due to economies of scale through a highly controlled manufacturing process. Accordingly, the manufacturing process for these products has and will continue to produce quantities in excess of forecasted usage. The Company forecasts usage for its products based on several factors including historical demand, current market dynamics, and technological advances. The Company forecasts product usage on an individual product level for a period that is consistent with our ability to reasonably forecast inventory usage for that product. There have been no material changes to the Company’s estimates of the net realizable value for excess and obsolete inventory or other types of inventory reserves and inventory cost adjustments since the Merger. Additionally, current and historical reserves recorded to reduce the cost of inventory to its net realizable value become part of the new cost basis for the inventory. Given the long-term utilization period of the frozen Cell Bank, this asset is included in the consolidated balance sheets as non-current other assets. The carrying value of the Cell Bank was $350 thousand as of June 30, 2021.

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

Prior to the Merger, the Company’s primary sources of revenue are product sales from the sale of microOrgan® plates and the performance of preclinical drug testing services using the microOrgan technology. Subsequent to the Merger, the Company’s revenues include vivoPharm’s discovery services, consisting primarily of contract research services focused primarily on unique specialized studies to guide drug discovery. The Company does not act as an agent in any of its revenue arrangements.

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

Contract assets were $119 thousand and $32 thousand as of June 30, 2021 and December 31, 2020, respectively. Contract liabilities related to unfulfilled performance obligations were $1.4 million and $92 thousand as of June 30, 2021 and December 31, 2020, respectively, and are recorded in deferred revenue. Remaining performance obligations as of June 30, 2021 are expected to be recognized as revenue in the next twelve months.

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

Fair Value Option

The Company has the irrevocable option to report most financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with changes in fair value reported in earnings. The Company elected to account for the convertible note issued to the Major Investor in February 2021 under the fair value option. See Note 10 to the consolidated financial statements.

Intangible Assets

Intangible assets consist of Vyant’s customer relationships and tradename that were acquired in the Merger, which are being amortized using the straight-line method over the estimated useful lives of the assets of ten years. Amortization expense for these intangible assets aggregated $238 thousand for the three and six months ended June 30, 2021. The cost and carrying value of intangible assets as of June 30, 2021 were $9.5 million and $9.3 million, respectively.

Fixed Assets

The Company’s purchased fixed assets are stated at cost. Fixed assets under finance leases are stated at the present value of minimum lease payments.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful life of equipment is two to five years. Leasehold improvements are depreciated over the shorter of useful life or the lease term. Repair and maintenance costs are expensed as incurred.

Long-lived assets, such as fixed assets subject to depreciation, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. As of June 30, 2021 and December 31, 2020, the Company determined that there were no indicators of impairment and did not recognize any fixed asset impairment. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and appraisals, as considered necessary.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identified intangible assets acquired in a business combination. Goodwill is not amortized but is evaluated at least annually for impairment or when a change in facts and circumstances indicate that the fair value of the goodwill may be below the carrying value. No impairment losses were recognized during the three and six months ended June 30, 2021 and 2020.

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

Research and Development

Research and development are expensed as incurred. Research and development costs primarily consist of personnel costs, including salaries and benefits, lab materials and supplies, and overhead allocation consisting of various support and facility related costs. Research and development costs were $910 thousand and $1.7 million for the three and six months ended June 30, 2021, respectively. Research and development costs were $593 thousand and $1.6 million for the three and six months ended June 30, 2020, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $9 thousand and $17 thousand, respectively, for the three and six months ended June 30, 2021. Advertising costs were $4 thousand and $16 thousand for the three and six months ended June 30, 2020, respectively.

Stock Option Plan

The Company recognizes all employee stock-based compensation as a cost in the consolidated financial statements. Equity-classified awards are measured at the grant date fair value of the award. The Company estimates grant date fair value using the Black-Scholes-Merton option-pricing model and accounts for forfeitures as they occur. Excess tax benefits of awards related to stock option exercises are recognized as an income tax benefit in the consolidated statements of operations and reflected in operating activities in the consolidated statements of cash flows.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

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

Discontinued Operations

Prior to the Merger, Cancer Genetics, Inc. (“CGI”) entered into asset purchase agreements whereby CGI sold all assets related to its BioPharma and Clinical businesses. CGI classified the disposals as discontinuing operations. As of June 30, 2021, $436 thousand of liabilities relating to these businesses are classified as other current liabilities – discontinued operations on the Company’s consolidated balance sheets.

Valuation of Business Combination

The Company allocates the consideration of a business acquisition to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets which either arise from a contractual or legal right or are separable from goodwill. The Company bases the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. The Company allocates to goodwill any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Transaction costs associated with a business combination are expensed as incurred and recorded as merger related costs.

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

Note 4. Inventory

The Company’s inventory consists of the following:

	June 30, 2021	December 31, 2020
Finished goods	$26	$40
Work in process	111	121
Raw materials	270	254
Total inventory	$407	$415

Note 5. Fixed Assets

Presented in the table below are the major classes of fixed assets by category:

	June 30, 2021	December 31, 2020
Equipment	$3,124	$2,212
Furniture and fixtures	20	-
Leasehold improvements	240	240
Property, Plant and Equipment, Gross	3,384	2,452
Less accumulated depreciation	1,730	1,421
Property, Plant and Equipment, Net	$1,654	$1,031

Depreciation expense recognized during the three months ended June 30, 2021 and 2020 was $182 thousand and $142 thousand, respectively, and for the six months ended June 30, 2021 and 2020, was $308 thousand and $287 thousand, respectively.

Note 6. Leases

The Company leases its laboratory, research and administrative office spaces under various operating leases. In March 2021, the Company recorded $198 thousand of ROU assets and liabilities upon consummation of the Merger. As of April 1, 2021 the Company commenced a new lease for its corporate headquarters. The Company recorded a ROU asset and operating lease obligation of $83 thousand related to this lease.

Amounts reported in the consolidated balance sheet as of June 30, 2021 and December 31, 2020 are as follows:

	2021	2020
Operating leases:
Operating lease ROU assets, net	$1,068	$1,095
Operating lease current liabilities	$490	$486
Operating lease long-term liabilities	576	627
Total operating lease liabilities	$1,066	$1,113
Finance leases:
Equipment	$171	$289
Accumulated depreciation	14	289
Finance leases, net	$157	$-
Current installment obligations under finance leases	$31	$-
Long-term portion of obligations under finance leases	66	-
Total finance lease liabilities	$97	$-

Annual payments of lease liabilities under noncancelable leases as of June 30, 2021 are as follows:

Operating leases
Remainder of 2021	$396
2022	259
2023	158
2024	136
2025	131
2026	134
Thereafter	79
Total undiscounted lease payments	1,293
Less: Imputed interest	227
Total lease liabilities	$1,066

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

As of both June 30, 2021 and December 31, 2020, the Company’s liability for gross unrecognized tax benefits (excluding interest and penalties) totaled $0 thousand and $0, respectively. The Company had accrued interest and penalties relating to unrecognized tax benefits of $0 and $0 on a gross basis as of June 30, 2021 and December 31, 2020, respectively. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

Note 8. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2021	December 31, 2020
Department of Employment and Economic Development loan	$-	$83
Economic Injury Disaster Loan	57	57
8% 2020 Convertible Notes, $7,651 face amount, due July 2022	-	7,651
Total long-term debt before debt issuance costs and debt discount	57	7,791
Less: current portion of long-term debt	-	-
Less: debt discount (net of accretion of $0 and $235, respectively)	-	(952)
Total long-term debt	$57	$6,839

Future annual principal repayments due on the long-term debt as of June 30, 2021 are as follows:

Amount
Remainder of 2021	$-
2022	-
2023	1
2024	1
2025	1
2026	1
Thereafter	53
Total	$57

2020 Convertible Notes

Effective February 8, 2021 the Company’s shareholders and 2020 Convertible Note holders approved amendments to the 2020 Convertible Notes to allow for the issuance of up to $10.0 million in 2020 Convertible Notes for cash (plus up to approximately $3.9 million of 2020 Convertible Notes in exchange for the cancellation of Series B Preferred stock) as well as modifications to the financing’s terms for any 2020 Convertible Noteholder that invested at least $3.0 million of cash since May 4, 2020 in the offering (a “Major Investor”). As of March 12, 2021, the Company completed the $10.0 million 2020 Convertible Note offering. The Company raised approximately $5.0 million from the sale of 2020 Convertible Notes from January 1, 2021 through March 12, 2021 of which approximately $3.9 million were to related parties, including former StemoniX Board members as well as a more than 5% owner of Series B Preferred stock. For any Major Investor, the modified terms provide for a fixed conversion discount on the 2020 Convertible Notes of 20% and a common stock warrant equal to 20% of the amount invested in all 2020 Convertible Notes by such Major Investor divided by the weighted average share price of the Common Stock over the five trading days prior to the closing of the Merger. One 2020 Convertible Note holder that had previously invested $1.25 million in the offering invested an additional $3.0 million on February 23, 2021 and upon the Merger received a warrant to purchase 143,890 shares of the Company’s common stock at an exercise price of $5.9059 per share (the “Major Investor Warrant”). At the time of the Merger, the outstanding principal of the 2020 Convertible Notes of approximately $12.7 million plus accrued interest of $468 thousand were exchanged for 3,338,944 shares of the Company’s common stock. In connection with this exchange, the Company recorded a debt extinguishment loss of $2.5 million in the first quarter of 2021. The weighted average interest rate on the 2020 notes during the six-month period ended June 30, 2021 was 18.22%.

Payroll Protection Plan Loan

In April 2020, the Company applied for and received a $730 thousand loan under the Payroll Protection Plan (“PPP”) as part of the Coronavirus Aid, Relief, and Economic Security Act’s (“CARES Act”). Under the PPP, the Company was able to receive funds for two and a half months of payroll, rent, utilities, and interest cost. The Company has determined that the entire PPP loan will be forgiven resulting in no repayment, including the $10 thousand EIDL grant. The $730 thousand of PPP loan forgiveness was recorded as a reduction of operating costs during the second and fourth quarters of 2020. Therefore, the PPP loan is not reflected as a liability as of December 31, 2020. In April 2021 the SBA fully forgave the PPP loan.

Economic Injury Disaster Loan

In 2020 the Company received a $57 thousand Economic Injury Disaster Loan (“EIDL”) loan and a $10 thousand grant from the Small Business Administration in connection with the COVID-19 impact on the Company’s business. This loan bears interest at 3.75% and is repayable in monthly installments starting in June 2022 with a final balance due on June 21, 2050

Note 9. Stockholders’ Equity

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

Preferred Stock

Series A and B Preferred Stock

As of December 31, 2020, the Company had 4,611,587 shares of Series A Preferred Stock (the “Series A Preferred”) 3,489,470 shares of Series B Preferred Stock (the “Series B Preferred”) issued and outstanding (collectively, the “Preferred Stock”). The Company had classified the Preferred Stock as temporary equity in the consolidated balance sheets as the Preferred Shareholders control a Deemed Liquidation Event, as defined below, under the terms of the Series A and Series B Preferred Stock as described below. Effective with the Merger, all the Series A Preferred and the Series B Preferred shares were exchanged for 5,973,509 and 4,524,171 shares of common stock, respectively, and the related carrying value was reclassified to common stock and additional paid-in capital.

During the three months ended March 31, 2020, the Company sold 235,877 shares of Series B Preferred stock for net proceeds of $1.25 million.

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

In connection with the Merger, the Company assumed 2,157,686 common stock warrants issued in prior financings. A summary of all common stock warrants outstanding as of June 30, 2021 is as follows:

Issuance Related to:	Exercise Price	Outstanding Warrants	Expiration Dates
2020 Convertible Note	$5.91	143,890	Feb 23, 2026
2021 Offering	$3.50	1,624,140	Feb 10, 2026 - Aug 3, 2026
Advisory Fees	$2.42 - $7.59	492,894	Jan 9, 2024 - Oct 28, 2025
Debt	$27.60	14,775	Mar 22, 2024
Offering	$67.50	8,580	Nov 25, 2021 - Mar 14, 2022
Debt	$450	9,185	Oct 17, 2022 - Dec 7, 2022
Debt	$300	8,112	Oct 17, 2022
Total		2,301,576

Preferred Stock Warrants

In connection with the issuance of the Series A Convertible Preferred and Series B Convertible Preferred, the Company issued warrants (the “Series A Warrants” and “Series B Warrants”, respectively, and collectively, the “Preferred Warrants”) as compensation to non-employee placement agents. The Series A Warrants and Series B Warrants were issued on April 28, 2017 and May 18, 2019, respectively. The Company determined the Preferred Warrants should be classified as equity as they were issued as vested share-based payment compensation to nonemployees. The Preferred Warrants were recorded in stockholders’ equity at fair value upon issuance with no subsequent remeasurement. In accordance with the Preferred Warrants’ terms, upon the consummation of the Merger, the Preferred Warrants were converted and settled for a total of 43,107 shares of the Company’s common stock.

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

Upon the Merger, all of the Level 3 instruments were exchanged for Vyant Bio equity classified instruments. Prior to their exchange, all of these instruments were marked to their fair markets with corresponding changes recorded in the statement of operations in the first quarter of 2021. Therefore, there were no level 3 fair value instruments outstanding as of June 30, 2021.

The following tables present changes in fair value of level 3 valued instruments as of and for the six months ended June 30, 2021:

	2020 Convertible Note	Warrant	Embedded Derivative
Balance – January 1	$-	$-	$1,690
Additions	3,746	635	325
Measurement adjustments	4	(214)	250
Settlement	(3,750)	(421)	(2,265)
Balance – June 30, 2021	$-	$-	$-

The following tables present changes in fair value of level 3 valued instruments as of and for the six months ended June 30, 2020:

Embedded Derivative
Balance – Jan 1, 2020	$-
Additions	423
Measurement adjustments	211
Settlement	-
Balance – June 30, 2020	$634

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

Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted loss per share calculations for the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net Loss	$(4,186)	$(1,333)	$(11,552)	$(3,306)
Basic and diluted weighted average shares outstanding	28,985,924	2,468,040	16,156,291	2,464,251
Net loss per shares attributable to common stockholder, basic and diluted	$(0.14)	$(0.54)	$(0.72)	$(1.34)

The following securities were not included in the computation of diluted shares outstanding for the three and six months ended June 30, 2021 and 2020 because the effect would be anti-dilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Series A Preferred Stock	-	4,611,587	-	4,611,587
Series B Preferred Stock	-	3,508,580	-	3,508,580
Series A Warrants	-	48,714	-	48,714
Series B Warrants	-	9,943	-	9,943
Common Stock Warrants	2,301,576	-	2,301,576	-
Stock Options	2,176,036	876,681	2,176,036	876,681
2020 Convertible Notes	-	313,000	-	313,000
Total	4,477,612	9,368,505	4,477,612	9,368,505

Note 12. Stock-Based Compensation

The Company has three legacy equity incentive plans: the Cancer Genetics, Inc. 2008 Stock Option Plan (the “2008 Plan”) and the Cancer Genetics Inc. 2011 Equity Incentive Plan (the “2011 Plan”), and the StemoniX Inc. 2015 Stock Option Plan (the “2015 Plan”, and together with the 2008 Plan, and the 2011 Plan, the “Frozen Stock Option Plans”). The Frozen Stock Option Plans as well as the 2021 Plan (as defined below) are meant to provide additional incentive to officers, employees and consultants to remain in the Company’s employment. Options granted are generally exercisable for up to 10 years. Effective with the Merger, the Company is no longer able to issue options from the Frozen Stock Option Plans. The number of Common Stock options issued under the 2015 plan were adjusted for the Merger exchange ratio resulting in an incremental 205,856 options outstanding.

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

As of June 30, 2021, there were 3,261,734 additional shares available for the Company to grant under the 2021 Plan. The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The assumptions for stock option grants during the six months ended June 30, 2021 are provided in the following table.

2021
Valuation assumptions
Expected dividend yield	0.0%
Expected volatility	119.0% – 123.0%
Expected term (years) – simplified method	5.5 – 6.1
Risk-free interest rate	0.98% – 1.12%

Stock option activity during the six-month periods ended June, 2021 and 2020 is as follows:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term
Balance as of January 1, 2020	509,173	$1.30	7.4
Granted	449,926	2.01
Exercised	(12,000)	1.94
Forfeited	(31,731)	1.66
Expired	(38,687)	1.24
Balance as of June 30, 2020	876,681	$1.65	8.4

Balance as of January 1, 2021	756,383	1.82	8.7
Granted	1,229,590	4.61
Additional options to StemoniX option holders	205,856	4.61
Options assumed in Merger	55,840	45.95
Exercised	(29,916)	1.24
Forfeited	(34,717)	2.00
Expired	(7,000)	1.39
Balance as of June 30, 2021	2,176,036	$4.80	9.0
Exercisable as of June 30, 2021	594,199	$5.84	7.7

The weighted average grant-date fair value of options granted for the six months ended June 30, 2021 and June 30, 2020 was $3.89 and $1.38, respectively.

The Company recognized stock-based compensation related to different instruments for the three and six months ended June 30 as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Stock Options	$352	$55	$718	$97
Shares issued for services	10	6	10	36
Total	$362	$61	$728	$133

As of June 30, 2021, there was $4.4 million of total unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.7 years.

13. Segment Information

The Company reports segment information based on how the Company’s chief operating decision maker (“CODM”), regularly reviews operating results, allocates resources and makes decisions regarding business operations. For segment reporting purposes, the Company’s business structure is comprised of one operating and reportable segment.

During the three and six months ended June 30, 2021, four customers accounted for approximately 64% and 58%, respectively, of the consolidated revenues. During the three and six months ended June 30, 2020 four and three customers, respectively, accounted for approximately 58% and 46% of the respective consolidated revenues.

During the three and six months ended June 30, 2021, approximately 22% and 20% respectively, of the Company’s consolidated revenues were earned outside of the United States. Substantially all revenues in 2020 were earned within the United States.

Customers representing 10% or more of the Company’s total revenues for the three and six months ended June 30, 2021 and 2020 are presented in the table below:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Customer A	14%	N/A	13%	N/A
Customer B	24%	N/A	22%	N/A
Customer C	12%	N/A	10%	N/A
Customer D	14%	N/A	13%	N/A
Customer E	0%	16%	0%	6%
Customer F	0%	12%	0%	5%
Customer G	1%	0%	3%	20%
Customer H	1%	20%	0%	15%
Customer I	2%	30%	4%	11%

Note 14. Related Party Transactions

In January 2020, a Company officer advanced $25 thousand to the Company. On August 12, 2020, to settle debt and accrued interest aggregating $26 thousand owed to the Company officer, the executive used this amount to exercise an existing vested Company stock option and was issued 12,693 shares of common stock.

During the quarter ended June 30, 2020, a Company officer who was also a Board member, loaned the Company $55 thousand. On July 10, 2020, the loan matured and it was rolled over into a new $55 thousand loan. On August 12, 2020, principal and accrued interest owed to the executive were converted into the 2020 Convertible Notes at the same terms of other third-party investors.

During 2020, related parties including former StemoniX Board members, officers of the Company or their immediate family (“Related Parties”) purchased $44 thousand, or 8,003 shares of Series B Preferred Stock and converted $351 thousand of the 2020 Convertible Notes into 64,000 shares of Series B Preferred Stock. In all instances the terms of these transactions were the same as third-party investors.

During 2020, three Company executives deferred a portion of their compensation pursuant to the terms of their employment agreements. As of June 30, 2021 and 2020, the executives had deferred compensation of $0 thousand and $60 thousand respectively, of their compensation. The $60 thousand was paid in April 2021 pursuant to the terms of the employment agreements.

Note 15. Contingencies

On November 13, 2020, a purported stockholder of the Company filed a complaint against Cancer Genetics, Inc. (“CGI”), the chief executive officer of CGI and the directors of CGI in the United States District Court for the Southern District of New York, entitled, Scott Sawin v. Cancer Genetics, Inc. et al. The complaint (the “Sawin Complaint”) alleged that CGI’s Registration Statement on Form S-4, as filed with the SEC on October 16, 2020 related to the merger (the “Merger”) of CGI and StemoniX, Inc. (the “Prior Registration Statement”), omitted to disclose certain material information allegedly necessary to make statements made in the Prior Registration Statement not misleading and/or false, in violation of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 14a-9 promulgated thereunder, and alleged breach of fiduciary duty of candor/disclosure. The complaint sought injunctive relief, enjoining the Merger until the defendants to the applicable lawsuit disclose the alleged omitted material information, and costs, among other remedies. Subsequently, eight other complaints were filed against CGI and the directors of CGI in the United States District Court for the Southern District of New York , the United States District Court for the District of Delaware, and the United States District Court for the District of New Jersey alleging facts and seeking relief substantially similar to the Sawin Complaint.

On April 27, 2021, the Sawin Complaint was voluntarily dismissed, and seven of the other eight complaints have also been voluntarily dismissed or dismissed by the court for lack of prosecution. One complaint remains pending, although the Company has not been served in that case and the Court has indicated that the case will be dismissed for lack of prosecution on or about August 18, 2021, absent the filing of a letter satisfactorily explaining the failure to effect timely service on the defendants.

In November 2020, vivoPharm Pty Ltd received a letter from counsel for a customer of vivoPharm alleging entitlement to a refund of prepayments made under a master services agreement in the sum of approximately $164 thousand. Counsel for vivoPharm responded and denied any liability. In February 2021 counsel for the customer repeated its claim and stated its intent to commence litigation if the matter were not resolved. Counsel for vivoPharm responded by repeating its denial of any liability but offering to pay $60 thousand to resolve the matter. No litigation has been commenced to date. The Company has fully accrued for this claim in accrued expense as of June 30, 2021.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	the expected benefits of, and potential value, including synergies, created by, the recently completed Merger transaction between the Company and StemoniX, Inc. (“StemoniX”) for the stockholders of the Company;
●	the Company’s ability to adapt its business for future developments in light of the global outbreak of COVID-19, which continues to rapidly evolve;
●	the Company’s ability to internally identify and develop new iPSC disease models, drug candidates and intellectual property;
●	the Company’s ability to negotiate strategic partnerships, where appropriate, for technology and research data, iPSC and human primary cell-based disease models or drug candidates;
●	the Company’s need for significant additional capital and the Company’s ability to satisfy its capital needs.
●	the Company’s ability to complete required clinical trials of its products and obtain approval from the FDA or other regulatory agencies in different jurisdictions;
●	the Company’s ability to execute on its marketing and sales strategy for its preclinical research services and gain acceptance of its services in the market;
●	the Company’s ability to keep pace with rapidly advancing market and scientific developments;
●	the Company’s ability to satisfy U.S. (including the Food and Drug Administration (“FDA)) and international regulatory requirements with respect to its services;
●	the Company’s ability to maintain its present customer base and obtain new customers;
●	Company’s ability to secure clinical co-development partnerships with pharmaceutical and biotechnology companies;
●	the Company’s ability to maintain the Company’s clinical and research collaborations and enter into new collaboration agreements with highly regarded organizations so that, among other things, the Company has access to thought leaders in advanced preclinical and translational science;
●	potential product liability or intellectual property infringement claims;
●	the Company’s ability to maintain or protect the validity of its patents and other intellectual property;
●	the Company’s dependency on third-party manufacturers to supply it with instruments and specialized supplies;
●	the Company’s ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel with extensive relevant experience , who are in short supply;
●	the Company’s ability to effectively manage its international businesses in Australia and Europe, including the expansion of its customer base and volume of new contracts in these markets;
●	the Company’s dependency on the intellectual property licensed to the Company or possessed by third parties; and
●	the Company’s ability to adequately support future growth.

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

Vyant Bio is an innovative biotechnology company rapidly identifying small and large molecule therapeutics to treat central nervous system (CNS) and oncology-related diseases. With leading-edge capabilities in data science, biological and chemical sciences, engineering, and regulatory affairs, Vyant Bio capitalizes on in silico, human cell-de rived in vitro disease models, and in vivo discovery technologies to identify novel biological targets and valuable therapeutics for patients. The Company is focused on partnering with pharmaceutical and biotechnology companies by integrating of human-derived biology with data science technologies and Investigational New Drug (“IND”) expertise. The Company’s management believes that the drug discovery sector is rapidly transforming as the widely used models for predicting safe and effective drugs have under-performed, as evidenced by the time and cost of bringing novel drugs to market. As a result, Vyant Bio is focusing its business on leveraging advanced machine learning technologies, large data sets, and human biological screening technologies to bring together an impactful approach to drug discovery with new technologies and a multi-disciplinary approach.

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

Drug Discovery

Vyant Bio is focused on discovering therapeutic assets through its scientific teams’ use of innovative technologies and then licensing or collaborating with pharmaceutical and biotechnology companies for the further clinical development of such assets. While the Company has developed expertise in neurology, cardiology, oncology and diseases related to the pancreas, we are first focused on working in rare neurological diseases and oncology. The Company’s most mature asset discovery program is in the treatment of Rett Syndrome, in which the Company is investigating the identification of novel biological targets and compounds. Also, furthered by the long history of scientific excellence of our lead scientists, the Company is working to discover therapies to treat CDKL5 disease, a neuro developmental disease found in infants.

In addition, the Company has commercialized the development, engineering and manufacturing of disease models, built on iPSC derived neural screening platforms, which are used to screen identified compounds and design proteins from sophisticated machine learning systems. The Company’s current list of disease models are at commercial stage, and the Company is focused on licensing tailored disease models to, or otherwise partnering with drug developers from around the world. The most mature disease models are being used to find novel biological targets and therapeutic candidates in the central nervous system, driven by a focus on Rett Syndrome and CDKL5 disorders. We have also made significant progress in the development of mid-brain dopaminergic neuro-transmitters to progress our discovery efforts in Parkinson’s disease. With the addition of the vivoPharm cancer cell-line assets and scientific expertise in oncology, the Company believes it can also advance models targeting Glioblastoma.

While the revenues from our services with, and sales of, disease models represent an important component of our business, our long-term strategy is to discover novel therapeutic agents for subsequent monetization and build and monetize disease models. Our human-derived models combined with the latest data science and software techniques can identify and rank order novel compounds by biological target. In our current drug discovery efforts, we aim to leverage our iPSC technology to identify drug candidates for licensure or clinical development. We intend to collaborate with leading pharma partners by pooling our expertise in iPSC biology and screening analytics with their medicinal chemistry capabilities. Our goal is to pursue partnered and wholly-owned drug discovery projects that yield high value assets. Currently, our plan is to enter into license or other collaboration arrangements with others for the development of drug candidates beyond identification and initial preclinical testing.

The Company is currently in active discussions with possible licensing partners to offer exclusive access to certain disease models, and expects to enter into license agreements for access to novel therapies. The Company is striving to receive a mixture of upfront payments, licensing fees, milestone-based fees and ongoing royalty payments. There is no assurance that we will be able to enter into these relationships.

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

The Company’s approach is to focus on developing innovative new drug discoveries in partnership with pharmaceutical and biotechnology companies and academic and governmental research facilities. The Company’s current discovery services include preclinical anti-tumor efficacy, GLP compliant toxicity studies and small and bio-molecule analytical services, and the Company provides the tools and testing methods for companies and researchers seeking to identify and to develop new compounds and molecular-based biomarkers for diagnostics and therapeutics. Through the Merger, the Company will be able to extend its capabilities to include standardized, high-throughput screening of drug candidates on complex human organoids prior to human clinical studies, to de-risk translational decision making and potentially accelerate the time it takes to identify both novel and repurposed compounds and bring relevant data to investigational new drug applications before regulatory agencies around the globe. By combining StemoniX’s microOrgan platform with software analytics and augmented intelligence, referred to as AnalytiX, StemoniX’s integrated approach provides a compelling value proposition to pharmaceutical companies and for the combined companies own discovery programs.

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

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. Many of the Company’s customers worldwide were impacted by COVID-19 and temporarily closed their facilities which impacted revenues in the first half of 2020 for StemoniX. Revenues were not significantly impacted in the first half of 2020 for the vivoPharm business as signed contracts were already in place. Revenues at vivoPharm began to slow in the second half of 2020 as fewer contracts were signed due to COVID 19 and the studies related to contracts signed pre COVID-19 were completed. As described in Note 2, the vivoPharm operations are included in these consolidated financial statements effective March 30, 2021 and prior-period results do not include the vivoPharm operations. While the impact of the pandemic on our business has lessened, the global outbreak of COVID-19 continues with new variants and is impacting the way we operate our business as well as in certain circumstances limiting the availability of lab supplies. The extent to which the COVID-19 pandemic may impact the Company’s future business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The Company is actively monitoring the impact of the COVID-19 pandemic on its business, results of operations and financial condition. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition in the future is unknown at this time and will depend on future developments that are highly unpredictable.

Revenues

The Company’s revenues sources are microOrgan® plate product sales, the performance of preclinical drug testing services using our microOrgan technology, referred to as Discovery as a Service, or DaaS, and effective with the Merger, revenues include preclinical oncology and immuno-oncology services offered to its biotechnology and pharmaceutical customers.

During the three and six months ended June 30, 2021, approximately 22% and 20%, respectively, of the Company's consolidated revenue was earned outside of the United States. Substantially all revenues in 2020 were earned within the United States.

During the three and six months ended June 30, 2021, four customers accounted for approximately 64% and 58%, respectively, of the consolidated revenues. During the three and six months ended June 30, 2020 one and three customers, respectively, accounted for approximately 11% and 46% of the respective consolidated revenues.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of personnel-related expenses, professional fees, such as legal, accounting, occupancy costs and other general expenses as well as personnel and related overhead costs for its business development team and related support personnel, travel and entertainment expenses, other selling costs and trade shows. The Company repositioned its sales and marketing initiatives in early 2020 to a business development model for DaaS and the monetization of its drug development strategy as compared with its historical strategy of direct sales. Effective with the Merger, selling, general and administrative expenses increased significantly as the Company incurs incremental professional service, insurance, human capital and other costs to operate as a public company.

Merger Related Costs. Merger related costs are direct professional service costs incurred by the Company in connection with the Merger.

Results of Operations

Operating results: Comparison for the three and six months ended June 30, 2021 and 2020

Revenues

Three and Six Months Ended June 30, 2021 and 2020

	Three months ended June 30		Dollar	%	Six months ended June 30		Dollar	%
	2021	2020	Change	Change	2021	2020	Change	Change
Revenues
Service	$1,831	$40	$1,791	4,478%	$1,947	$176	$1,771	1,006%
Product	116	59	57	97%	222	91	131	144%
Total revenues	$1,947	$99	$1,848	1,867%	$2,169	$267	$1,902	712%

Total revenues increased 1,867% and 712% to $1.9 million and $2.2 million, respectively, for the three and six months ended June 30, 2021, as compared with $99 thousand and $267 thousand for the respective prior-year periods. The increase in service revenues was primarily from post-Merger vivoPharm service revenue. During the three and six months ended June 30, 2021 as compared with the respective prior-year periods, we realized an increase in product revenues of 97% and 144%, or $57 thousand and $131 thousand, respectively, primarily due to increased sales volume.

Cost of Goods

Cost of Goods were as follows:

	Three months ended June 30		Dollar	%	Six months ended June 30		Dollar	%
	2021	2020	Change	Change	2021	2020	Change	Change
Cost of goods sold - service	$1,027	$38	$989	2,603%	$1,116	$170	$946	556%
Cost of goods sold - product	345	147	198	135	741	313	428	137

Cost of goods sold – service aggregated $1.0 million and $1.1 million, respectively, for the three and six months ended June 30, 2021, resulting in a cost of goods sold of 56% and 57%, respectively, of service revenues. Cost of goods sold – service aggregated $38 thousand and $170, thousand, respectively, for the three and six months ended June 30, 2020, resulting in a cost of goods sold of 95% and 97%, respectively, of service revenues. The 2021 periods were impacted by incremental post-Merger commercial activity from the vivoPharm business. The 2020 periods were impacted by two negative margin service contracts.

Cost of goods sold – product aggregated $345 thousand and $741 thousand, respectively, for the three and six months ended June 30, 2021, as compared with $147 thousand and $313 thousand, respectively, for the corresponding prior-periods in 2020. Cost of goods sold – product exceeded revenues in all periods as a result of excess capacity in our Maple Grove facility.

Operating Expenses

Operating expenses were as follows:

	Three months ended June 30		Dollar	%	Six months ended June 30		Dollar	%
	2021	2020	Change	Change	2021	2020	Change	Change
Operating expenses
Research and development	$910	$593	$317	53%	$1,730	$1,602	$128	8%
Selling, general and administrative	3,664	408	3,256	798	4,880	1,241	3,639	293
Merger related costs	165	-	165	N/A	2,310	-	2,310	N/A

Research and development expenses were $910 thousand and $1.7 million for the three and six months ended June 30, 2021 as compared with $593 thousand and $1.6 million for the comparable prior-year periods. This increase is principally due to an increase in head count costs as the second quarter of 2020 reflected a $277 thousand benefit from the reimbursement of research and development expenses from the Company’s PPP loan.

Selling, general and administrative expenses were $3.7 million and $4.9 million for the three and six months ended June 30, 2021 as compared with $408 thousand and $1.2 million for the comparable prior-year periods. The increase in selling, general and administrative expenses for the 2021 periods was primarily from post-Merger public company costs of $2.1 million including payroll costs of $482 thousand, professional fees of $550 thousand and insurance costs of $393 thousand.

Merger related costs for the three- and six-month periods ended June 30, 2021 were $165 thousand and $2.3 million, respectively. These professional service-related costs and investment banker fees were incurred related to the Merger.

	Three months ended June 30		Dollar	%	Six months ended June 30		Dollar	%
	2021	2020	Change	Change	2021	2020	Change	Change
Other (expense) income:
Change in fair value of warrant liability	$-	$-	$-	-%	$214	$-	$214	N/A
Change in fair value of share settlement obligation derivative	-	(211)	211	(100)	(250)	(211)	(39)	18
Loss on debt conversion	-	-	-	-	(2,518)	-	(2,518)	N/A
Other income (expense)	(25)	1	(26)	(2,600)	(25)	1	(26)	(2,600)
Interest income	3	-	3	N/A	3	-	3	N/A
Interest expense	-	(36)	36	(100)	(368)	(37)	(331)	895
Total other (expense) income	$(22)	$(246)	$224	(91)%	$(2,944)	$(247)	$(2,697)	1,092%

Total other expense for the six months ended June 30, 2021 and 2020 were $2.9 million and $247 thousand, respectively. The 2021 period included a $250 thousand mark-to-market loss for an embedded compound derivative from the 2020 Convertible Notes, $2.5 million loss on the conversion of these notes to equity upon the closing of the Merger, a $214 thousand mark to market warrant liability gain, and interest expense of $368 thousand primarily related to the 2020 Convertible Notes. Total other expense for the three and six months ended June 30, 2020 included a $211 thousand mark-to-market loss for an embedded compound derivative from the 2020 Convertible Notes.

Liquidity and Capital Resources

The Company’s operating activities have been primarily funded with proceeds from the sale of convertible notes and preferred stock securities. Prior to the Merger, CGI’s primary pre-merger sources of liquidity have been cash collections from its customers and funds generated from debt and equity financings. The Company expects to continue generating additional cash from its customers in the future. The primary uses of the Company’s liquidity have been cash used to fund the Company’s operations, as detailed in the cash flows section below. The Company believes that its cash at June 30, 2021 is sufficient to meet estimated working capital requirements and fund planned operations into 2023.

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

The Company’s forecast of the period of time through which its current financial resources will be adequate to support its operations and its expected operating expenses are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

●	the expected benefits of, and potential value, including synergies, created by, the Merger for the stockholders of the Company;
●	the Company’s ability to adapt its business for future developments in light of the global outbreak of COVID-19, which continues to rapidly evolve;
●	the Company’s ability to internally identify and develop new iPSC disease models, drug candidates and intellectual property;
●	the Company’s ability to negotiate strategic partnerships, where appropriate, for technology and research data, iPSC and human primary cell-based disease models or drug candidates;
●	the Company’s need for significant additional capital and the Company’s ability to satisfy its capital needs;
●	the Company’s ability to complete required clinical trials of its products and obtain approval from the FDA or other regulatory agencies in different jurisdictions;
●	the Company’s ability to execute on its marketing and sales strategy for its preclinical research services and gain acceptance of its services in the market;
●	the Company’s ability to keep pace with rapidly advancing market and scientific developments;
●	the Company’s ability to satisfy U.S. (including FDA) and international regulatory requirements with respect to its services;
●	the Company’s ability to maintain its present customer base and obtain new customers;
●	the Company’s ability to secure clinical co-development partnerships with pharmaceutical and biotechnology companies;
●	the Company’s ability to maintain the Company’s clinical and research collaborations and enter into new collaboration agreements with highly regarded organizations so that, among other things, the Company has access to thought leaders in advanced preclinical and translational science;
●	potential product liability or intellectual property infringement claims;
●	the Company’s ability to maintain or protect the validity of its patents and other intellectual property;
●	the Company’s dependency on third-party manufacturers to supply it with instruments and specialized supplies;
●	the Company’s ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel with extensive relevant experience, who are in short supply;
●	the Company’s ability to effectively manage its international businesses in Australia and Europe, including the expansion of its customer base and volume of new contracts in these markets;
●	the Company’s dependency on the intellectual property licensed to the Company or possessed by third parties; and
●	the Company’s ability to adequately support future growth.

Cash Flows from Operations

Net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

	Six months ended June 30,
	2021	2020
Net cash used in operating activities	$(10,670)	$(2,037)
Net cash provided by investing activities	29,643	17
Net cash provided by financing activities	6,720	1,715
Net increase (decrease) in cash and cash equivalents	$25,693	$(305)

The Company had cash and cash equivalents of $26.5 million and $10 thousand as of June 30, 2021 and 2020, respectively.

Cash Used in Operating Activities

Net cash used in operating activities was $10.7 million for the six months ending June 30, 2021, consisting of a net loss of $11.6 million, increased for net non-cash adjustments of $4.2 million and additional cash used for operating assets and liabilities of $3.3 million. The non-cash adjustments include a loss from conversion of debt in the amount of $2.5 million. In operating assets and liabilities, net cash used included a $1.2 million reduction in accounts payable and accrued expenses due to Merger related costs being paid in the first quarter. The net loss for the six months ended June 30, 2021 includes $2.3 million of Merger related costs. Net cash used in operating activities was $2.0 million for the six months ending June 30, 2020, consisting of a net loss of $3.3 million, increased for net non-cash adjustments of $268 thousand, which includes a reduction of $649 thousand in operating expenses from the PPP loan, the $730 thousand funding of the Company’s PPP loan, and additional capital provided by working capital of $518 thousand, primarily from the timing of accounts payable,

Cash Provided by Investing

Net cash provided by investing activities was $29.6 million for the six months ended June 30, 2021, principally from CGI cash balances at the close of the Merger offset by $520 thousand of equipment purchases. Investing activity cash flows were not significant for the six months ended June 30, 2020.

Cash Provided by Financing Activities

Net cash provided by financing activities was $6.7 million for the six months ending June 30 , 2021 due to $5.0 from the issuance of 2020 Convertible Notes and $1.8 million from the issuance of Series Preferred C shares. The net cash provided by financing activities of $1.7 million for the six months ending June 30, 2020 was principally from the issuance of Series Preferred B shares.

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

While our significant accounting policies are described in more detail in Note 3 to our June 30, 2021 and 2020 consolidated financial statements appearing elsewhere herein, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue recognition. Prior to the Merger, the Company’s primary sources of revenue are product sales from the sale of microOrgan® plates and the performance of preclinical drug testing services using the microOrgan technology. Subsequent to the merger, the Company’s revenues include vivoPharm’s discovery services, consisting primarily of contract research services focused primarily on unique specialized studies to guide drug discovery. The Company recognizes revenue when it satisfies performance obligations under the terms of its contracts, and transfers control of the product to its customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products. This process involves identifying the customer contract, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it (a) provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and (b) is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of a product to a customer, which is generally upon shipment as the customer has the ability to direct the use and obtain the benefit of the product.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2021, the end of the period covered by this report on Form 10-Q. Based on this evaluation, the Company’s President and Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer) have concluded that its disclosure controls and procedures were not effective at the reasonable assurance level at June 30, 2021 because of the material weakness in the Company’s internal control over financial reporting related to the accounting for potential impairment of intangible assets that existed at December 31, 2020 that has not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

Other than changes related to the remediation activities discussed below, there were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

Subsequent to the evaluation made in connection with the filing of the Cancer Genetics, Inc. (the acquired company for accounting purposes ) annual report on Form 10-K for the year ended December 31, 2020, management has begun the process of remediation of the material weakness included in the 10-K filing of Cancer Genetics, Inc. (the acquired company for accounting). The remediation plan includes the hiring of an experienced chief financial officer at the close of the Merger effective March 30, 2021, the development of a financial model to forecast cash flows supporting our assessment of indicators of intangible asset impairment, the establishment of a disclosure committee to review key inputs into the preparation of the Company’s periodic reporting, benchmarking of key financial assumptions with external market data and the addition of a full-time financial planning and analysis professional to prepare this analysis. Management is committed to remediating the material weakness by changing its internal control over financial reporting.

The Company believes these actions will be sufficient to remediate the identified material weakness and to enhance its internal control over financial reporting. However, the new enhanced controls are not fully implemented as of June 30, 2021 or have not operated long enough to conclude at the time of this filing that the material weakness was remediated. The Company expects these deficiencies to be corrected by the end of 2021.

part II – Other information

ITEM 1: LEGAL PROCEEDINGS

On November 13, 2020, a purported stockholder of the Company filed a complaint against Cancer Genetics, Inc. (“CGI”), the chief executive officer of CGI and the directors of CGI in the United States District Court for the Southern District of New York, entitled, Scott Sawin v. Cancer Genetics, Inc. et al. The complaint (the “Sawin Complaint”) alleged that CGI’s Registration Statement on Form S-4, as filed with the SEC on October 16, 2020 related to the merger (the “Merger”) of CGI and StemoniX, Inc. (the “Prior Registration Statement”), omitted to disclose certain material information allegedly necessary to make statements made in the Prior Registration Statement not misleading and/or false, in violation of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 14a-9 promulgated thereunder, and alleged breach of fiduciary duty of candor/disclosure. The complaint sought injunctive relief, enjoining the Merger until the defendants to the applicable lawsuit disclose the alleged omitted material information, and costs, among other remedies. Subsequently, eight other complaints were filed against CGI and the directors of CGI in the United States District Court for the Southern District of New York, the United States District Court for the District of Delaware, and the United States District Court for the District of New Jersey alleging facts and seeking relief substantially similar to the Sawin Complaint.

On April 27, 2021, the Sawin Complaint was voluntarily dismissed, and seven of the other eight complaints have also been voluntarily dismissed or dismissed by the court for lack of prosecution. One complaint remains pending, although the Company has not been served in that case and the Court has indicated that the case will be dismissed for lack of prosecution on or about August 18, 2021, absent the filing of a letter satisfactorily explaining the failure to effect timely service on the defendants.

In November 2020 vivoPharm Pty Ltd received a letter from counsel for a customer of vivoPharm alleging entitlement to a refund of prepayments made under a master services agreement in the sum of approximately $164 thousand. Counsel for vivoPharm responded and denied any liability. In February 2021 counsel for the customer repeated its claim, and stated its intent to commence litigation if the matter were not resolved. Counsel for vivoPharm responded by repeating its denial of any liability but offering to pay $60 thousand to resolve the matter. No litigation has been commenced to date. The Company has fully accrued for this claim in accrued expense as of June 30, 2021.

ITEM 1A: Risk Factors

In our Quarterly Report on Form 10-Q  for the quarter ended March 31, 2021,  filed with the SEC on May 17, 2021, we identify under “Part 2, Item 1A. Risk Factors.” important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q.

There have been no material changes in our risk factors subsequent to the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 2021.

VYANT BIO, INC.

Date: August 16, 2021	By:	/s/ John A. Roberts
John A. Roberts
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew D. C. LaFrence
Andrew D. C. LaFrence
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

