Form 10-Q
period 2021-09-30
Vyant Bio, Inc.
filed 2021-11-12
CIK 1349929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

There were 28,989,623 shares of common stock, par value $0.0001 of Vyant Bio, Inc. issued and outstanding as of November 9, 2021.

Vyant Bio, Inc. and Subsidiaries

Part I Financial Information

Item 1 Financial Statements

Vyant Bio, Inc.

(Formerly Known as Cancer Genetics, Inc.)

Consolidated Balance Sheets

(unaudited)

(Shares and USD in Thousands)

	September 30,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$23,203	$792
Trade accounts and other receivables	1,192	357
Inventory	480	415
Prepaid expenses and other current assets	1,419	223
Total current assets	26,294	1,787
Non-current assets:
Fixed assets, net	1,269	1,031
Operating lease right-of-use assets, net	888	1,095
Intangible assets, net	9,025	-
Goodwill	22,085	-
Long-term prepaid expenses and other assets	1,659	136
Total non-current assets	34,926	2,262
Total Assets	$61,220	$4,049

Liabilities, Temporary Equity and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,073	$1,300
Accrued expenses	1,329	162
Deferred revenue	1,458	92
Obligations under operating leases, current portion	335	486
Obligation under finance lease, current portion	30	-
Other current liabilities	-	9
Current liabilities of discontinued operations	444	-
Total current liabilities	4,669	2,049
Obligations under operating leases, less current portion	523	627
Obligations under finance leases, less current portion	55	-
Share-settlement obligation derivative	-	1,690
Accrued interest	-	277
Long-term debt	57	6,839
Total Liabilities	5,304	11,482

Commitments and Contingencies (Note 16)
Temporary Equity
Series A Convertible Preferred stock, $0.0001 par value; 4,700 shares authorized, 0 and 4,612 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively (liquidation value of $0 and $11,732, respectively, as of September 30, 2021 and December 31, 2020)	-	12,356
Series B Convertible Preferred stock, $0.0001 par value; 4,700 shares authorized, 0 and 3,489 shares issued and outstanding, as of September 30, 2021 and December 31, 2020, respectively (liquidation value of $0 and $15,707, respectively, as of September 30, 2021 and December 31, 2020)	-	16,651
Series C Convertible Preferred stock, $0.0001 par value; 2,000 shares authorized, 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020 (liquidation value of $0 as of September 30, 2021 and December 31, 2020)	-	-
Total Temporary Equity	-	29,007

Stockholders’ Equity (Deficit)
Preferred stock, authorized 9,764 shares $ 0.0001 par value, none issued	-	-
Common stock, authorized 100,000 shares, $0.0001 par value, 28,985 and 2,594 shares issued and outstanding as of September 30, 2021, and December 31, 2020, respectively	3	-
Additional paid-in capital	109,864	1,514
Accumulated comprehensive income	16	-
Accumulated deficit	(53,967)	(37,954)
Total Stockholders’ Equity (Deficit)	55,916	(36,440)
Total Liabilities and Stockholders’ Equity (Deficit)	$61,220	$4,049

See Notes to Unaudited Condensed Consolidated Financial Statements.

Vyant Bio, Inc.

(Formerly Known as Cancer Genetics, Inc.)

Consolidated Statements of Operations and Comprehensive Loss

(Shares and USD in Thousands)

	Three months ended September 30,		Nine months ended September, 30
	2021	2020	2021	2020
Revenues:
Service	$1,347	$238	$3,294	$414
Product	159	97	381	188
Total revenues	1,506	335	3,675	602

Operating costs and expenses:
Cost of goods sold – service	1,073	130	2,178	300
Cost of goods sold – product	355	247	1,096	560
Research and development	1,211	867	2,941	2,469
Selling, general and administrative	3,335	819	8,226	2,060
Merger related costs	-	1,042	2,310	1,042
Total operating costs and expenses	5,974	3,105	16,751	6,431
Loss from operations	(4,468)	(2,770)	(13,076)	(5,829)

Other income (expense):
Change in fair value of warrant liability	-	-	214	-
Change in fair value of share-settlement obligation derivative	-	(9)	(250)	(220)
Loss on debt conversions		-	(2,518)	-
Other income (expense), net	4	(1)	(21)	-
Interest income (expense), net	3	(210)	(362)	(247)
Total other income (expense)	7	(220)	(2,937)	(467)
Loss before income taxes	(4,461)	(2,990)	(16,013)	(6,296)
Income tax expense (benefit)	-	-	-	-
Net loss	$(4,461)	$(2,990)	$(16,013)	$(6,296)
Cumulative translation adjustment	17	-	16	-
Comprehensive loss	$(4,444)	$(2,990)	$(15,997)	$(6,296)

Net loss per common share:
Net loss per share attributable to common stock - Basic and Diluted	$(0.15)	$(1.20)	$(0.78)	$(2.54)
Weighted average shares outstanding:
Weighted average common shares outstanding - Basic and Diluted	28,986	2,500	20,466	2,476

See Notes to Unaudited Condensed Consolidated Financial Statements.

Vyant Bio, Inc.

(Formerly Known as Cancer Genetics, Inc.)

Consolidated Statements of Temporary Equity and Common Stockholders’ Equity (Deficit)

(unaudited)

(Shares and USD in Thousands)

Three months ended September 30, 2021 and 2020

	Series A		Series B		Series C		Total			Additional		Accumulated	Total Common Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Temporary	Common Stock		Paid in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Equity	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balances as of June 30, 2021	-	$-	-	$-	-	$-	$-	28,985	$3	$109,567	$(49,506)	$(1)	$60,063
Stock-based compensation	-	-	-	-	-	-	-	-	-	297	-	-	297
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	17	17
Net loss	-	-	-	-	-	-	-	-	-	-	(4,461)	-	(4,461)
Balance as of September 30, 2021	-	$-	-	$-	-	$-	$-	28,985	$3	$109,864	$(53,967)	$16	$55,916

Balance as of June 30, 2020	4,612	$12,356	3,508	$16,756	-	$-	$29,112	2,472	$-	$1,173	$(32,610)	$-	$(31,437)
Issuance of shares for services	-	-	-	-	-	-	-	16	-	34	-	-	34
Stock-based compensation	-	-	-	-	-	-	-	-	-	73	-	-	73
Exercise of stock options	-	-	-	-	-	-	-	35	-	62	-	-	62
Related party note payable exchange for stock option	-	-	-	-	-	-	-	12	-	26	-	-	26
Executives deferred compensation settled with restricted stock	-	-	-	-	-	-	-	43	-	86	-	-	86
Exchange of Series B Preferred Stock for 2020 Convertible Notes	-	-	(4)	(24)	-	-	(24)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(2,990)	-	(2,990)
Balance as of September 30 2020	4,612	$12,356	3,504	$16,732	-	$-	$29,088	2,578	$-	$1,454	$(35,600)	$-	$(34,146)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Vyant Bio, Inc.

(Formerly Known as Cancer Genetics, Inc.)

Consolidated Statements of Temporary Equity and Common Stockholders’ Equity (Deficit)

(unaudited)

(Shares and USD in Thousands)

Nine months ended September 30, 2021 and 2020

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Total Temporary	Common Stock		Additional Paid In	Accumulated	Accumulated Comprehensive	Total Common Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Equity	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance as of December 31, 2020	4,612	$12,356	3,489	$16,651	-	$-	$29,007	2,594	$-	$1,514	$(37,954)	$-	$(36,440)
Stock-based compensation	-	-	-	-	-	-	-	-	-	1,025	-	-	1,025
Exercise of stock options	-	-	-	-	-	-	-	-	-	4	-	-	4
Issuance of Series C Convertible Preferred shares, net of issuance costs of $214	-	-	-	-	567	1,786	1,786	-	-	-	-	-	-
Issuance of Common Stock for acquisition consideration	-	-	-	-	-	-	-	11,007	2	59,918	-	-	59,920
Issuance of incremental shares to StemoniX shareholders upon Merger	-	-	-	-	-	-	-	805	-	-	-	-	-
Conversion of Preferred Stock to Common Stock upon Merger	(4,612)	(12,356)	(3,489)	(16,651)	(567)	(1,786)	(30,793)	11,197	1	30,792	-	-	30,793
Conversion of 2020 Convertible Notes to Common Stock upon Merger	-	-	-	-	-	-	-	3,339	-	16,190	-	-	16,190
Preferred stock warrant settled for Common Stock upon Merger	-	-	-	-	-	-	-	43	-	-	-	-	-
Warrant liability reclassified to equity upon Merger	-	-	-	-	-	-	-	-	-	421	-	-	421
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	16	16
Net loss	-	-	-	-	-	-	-	-	-	-	(16,013)	-	(16,013)
Balance as of September 30, 2021	-	$-	-	$-	-	$-	$-	28,985	$3	$109,864	$(53,967)	$16	$55,916

Balance as of December 31, 2019	4,612	$12,356	3,735	$18,045	-	$-	$30,401	2,456	$-	$1,047	$(29,304)	$-	$(28,257)
Stock-based compensation	-	-	-	-	-	-	-	-	-	170	-	-	170
Issuance of shares for services	-	-	5	30	-	-	30	20	-	40	-	-	40
Exercise of stock options	-	-	-	-	-	-	-	47	-	85	-	-	85
Related party note payable exchange for stock option exercise	-	-	-	-	-	-	-	12	-	26	-	-	26
Executives deferred compensation settled with restricted tock	-	-	-	-	-	-	-	43	-	86	-	-	86
Issuance of Series B Convertible Preferred shares, net of issuance costs of $41	-	-	236	1,250	-	-	1,250	-	-	-	-	-	-
Exchange of Series B Preferred Stock for 2020 Convertible Notes	-	-	(472)	(2,593)	-	-	(2,593)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(6,296)	-	(6,296)
Balance as of September 30, 2020	4,612	$12,356	3,504	$16,732	-	$-	$29,088	2,578	$-	$1,454	$(35,600)	$-	$(34,146)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Vyant Bio, Inc.

(Formerly Known as Cancer Genetics, Inc.)

Consolidated Statements of Cash Flows

(unaudited)

(USD in Thousands)

	Nine months ended September 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(16,013)	$(6,296)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	1,025	326
Amortization of operating lease right-of-use assets	316	370
Depreciation and amortization expense	912	428
Change in fair value of share-settlement obligation derivative	250	220
Change in fair value of warrant liability	(214)	-
Change in fair value of 2020 Convertible Note with fair value election	4	-
Accretion of debt discount	173	116
Loss on conversion of debt	2,518	-
PPP loan forgiveness	-	(649)
Other	(14)	29
Changes in operating assets and liabilities, net of impacts of business combination:
Trade accounts and other receivables	40	(173)
Inventory	(66)	(18)
Prepaid expenses and other current assets	(726)	101
Accounts payable	(981)	710
PPP loan proceeds	-	730
Obligations under operating leases	(370)	(375)
Accrued expenses and other current liabilities	(844)	135
Net cash used in operating activities	(13,990)	(4,346)

Cash Flows from Investing Activities:
Purchase of equipment	(521)	(6)
Proceeds from patent held for sale and equipment sales	50	17
Cash acquired from acquisition	30,163	-
Net cash provided by investing activities	29,692	11

Cash Flows from Financing Activities:
EIDL loan proceeds	-	67
Issuance of Common Stock	4	85
Issuance of Series B Convertible Preferred Stock, net of issuance costs	-	1,250
Issuance of Series C Convertible Preferred Stock, net of issuance costs	1,786	-
2020 Convertible Note proceeds, net of issuance costs	5,022	4,548
Principal payments on long-term debt	(82)	-
Proceeds from related party notes	-	80
Principal payments on obligations under finance leases	(21)	(55)
Net cash provided by financing activities	6,709	5,975
Net increase in cash and cash equivalents	22,411	1,640
Cash and cash equivalents, beginning of the period	792	315
Total cash and cash equivalents, end of period	$23,203	$1,955
Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$5
Cash paid for income taxes	-	1
Non-cash investing activities:
Fair value of non-cash merger consideration	$59,920	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	83	373
Non-cash financing activities:
Conversion of Convertible Preferred Stock to Common Stock upon Merger	$30,793	$-
Conversion of 2020 Convertible Notes and accrued interest to Common Stock upon Merger	16,190	-
Exchange of Series B Convertible Preferred Stock for 2020 Convertible Notes	-	2,593
Related party note payable converted to 2020 Convertible Notes	-	55
Related party note payable exchanged for stock option exercise	-	26
Reclass warrant liability to equity upon Merger	421	-

See Notes to Unaudited Consolidated Financial Statements.

Vyant Bio, Inc.

(formerly known as Cancer Genetics, Inc.)

Notes to Condensed Consolidated Financial Statements

Period Ended September 30, 2021

(Unaudited)

Note 1. Organization and Description of Business

Vyant Bio, Inc. (“Vyant Bio” or “the Company”) is an innovative biotechnology company focused on partnering with pharmaceutical and other biotechnology companies to identify novel biological targets and therapeutics through the integration of human-derived biology with data science technologies and investigational new drug (“IND”) expertise.

The Company has two wholly-owned operating subsidiaries StemoniX, Inc. (“StemoniX”) and vivoPharm Pty Ltd (“vivoPharm”). StemoniX develops and manufactures high-density, at-scale human induced pluripotent stem cell (“iPSC”) derived neural screening platforms for drug discovery and development. vivoPharm has an extensive set of anti-tumor referenced data based on predictive xenograft and syngeneic tumor models to provide discovery services such as contract research services, focused primarily on unique specialized studies to guide drug discovery. By combining the two companies, Vyant Bio intends to build on the historic businesses and empower the discovery of new medicines and biomarkers through the convergence of its novel human biology and software technologies.

In accordance with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”), the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the Company’s audited consolidated financial statements. These unaudited condensed consolidated financial statements should be read together with the audited financial statements of StemoniX, Inc. for the year ended December 31, 2020, and notes thereto included in the Company’s April 5, 2021 Form 8-K report as filed with the SEC.

In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2021 and the results of its operations, cash flows and changes in stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the entire 2021 year.

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. Many of the Company’s customers worldwide were impacted by COVID-19 and temporarily closed their facilities which impacted revenues in the first half of 2020 for StemoniX. While the impact of the pandemic on our business has lessened, the global outbreak of COVID-19 continues with new variants and is impacting the way we operate our business as well as in certain circumstances limiting the availability of lab supplies. The extent to which the COVID-19 pandemic may impact the Company’s future business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as, the duration of the outbreak, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions, and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease.

The Company is actively monitoring the impact of the COVID-19 pandemic on its business, results of operations and financial condition. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition in the future is unknown at this time and will depend on future developments that are highly unpredictable.

Dollar amounts in tables are stated in thousands of U.S. dollars.

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

The Merger was accounted for as a reverse acquisition with StemoniX being the accounting acquirer of CGI using the acquisition method of accounting. Under acquisition accounting, the assets and liabilities (including executory contracts, commitments and other obligations) of CGI, as of March 30, 2021, the closing date of the Merger, were recorded at their respective fair values and added to those of StemoniX. Any excess of purchase price consideration over the fair values of the identifiable net assets is recorded as goodwill. The total consideration paid by StemoniX in the Merger amounted to $59.9 million, which represents the fair value of CGI’s 11,007,186 shares of Common Stock or $50.74 million, 2,157,686 Common Stock warrants or $9.04 million and 55,907 Common Stock options outstanding on the closing date of the Merger with a fair value of $139 thousand. In addition, at the effective time of the Merger, existing StemoniX shareholders received an additional 804,711 incremental shares in accordance with the conversion ratio set forth in the Merger Agreement.

StemoniX and CGI incurred $0 thousand and $2.3 million of costs associated with the Merger that have been reported on the consolidated statements of operations as Merger related costs for the three and nine months ended September 30, 2021, respectively. There were $1 million of Merger related costs on StemoniX’s statements of operations for the three and nine months ended September 30, 2020. As of September 30, 2021 and December 31, 2020, accounts payable includes $0 thousand and $1.0 million of Merger related costs.

The following details the preliminary allocation of the purchase price consideration recorded on March 31, 2021, with adjustments recorded in the second and third quarters of 2021, and balances as of September 30, 2021.

	March 31, 2021	Adjustments	September 30, 2021
Assets acquired:
Cash and equivalents	$30,163	$-	$30,163
Accounts receivable	705	-	705
Other current assets	806	193	999
Intangible assets	9,500	-	9,500
Fixed assets	416	(256)	160
Goodwill	22,164	(79)	22,085
Long-term prepaid expenses and other assets	1,381	-	1,381
Total assets acquired	$65,135	$(142)	$64,993

Liabilities assumed:
Accounts payable and accrued expenses	$2,670	$476	$3,146
Current liabilities of discontinued operations	588	(144)	444
Obligations under operating leases	198	-	198
Obligations under finance leases	106	-	106
Deferred revenue	1,293	(114)	1,179
Income taxes payable	360	(360)	-
Total liabilities assumed	$5,215	$(142)	$5,073

Net assets acquired:	$59,920	$-	$59,920

We have completed preliminary valuation analyses necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. These fair values were based on management’s estimates and assumptions; however, the amounts shown above are preliminary in nature and are subject to adjustment, including income tax related amounts, as additional information is obtained about the facts and circumstances that existed as of the acquisition date. Accordingly, there may be adjustments to the assigned values of acquired assets and liabilities, including, but not limited to, intangible assets and their respective estimated useful lives, that may also give rise to material increases or decreases in the amounts of depreciation and amortization expense. The final determination of the fair values and related income tax impacts will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date. Any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined. The Company has also not yet completed its fair value analysis for a number of items including, income taxes and discontinued operations liabilities. Of the amount of goodwill acquired in the Merger, no portion is deductible for tax purposes.

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

These intangible assets are classified as Level 3 measurements within the fair value hierarchy.

The following presents the unaudited pro forma combined financial information as if the Merger had occurred as of January 1, 2020:

	Three months ended September, 30		Nine months ended September 30,
	2021	2020	2021	2020
Total revenues	$1,506	$1,903	$5,294	$5,042
Net loss	(4,461)	(2,429)	(10,777)	(8,663)
Pro forma loss per common share, basic and diluted	(0.15)	(0.08)	(0.37)	(0.30)
Pro forma weighted average number of common shares basic and diluted	28,985,924	28,891,329	28,977,601	28,848,369

The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred had the Merger been completed as of January 1, 2020, nor are they necessarily indicative of future consolidated results.

Note 3. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include estimated transaction price, including variable consideration, of the Company’s revenue contracts; the value of intangible assets arising from the Merger, the useful lives of fixed assets; the valuation of derivatives and one 2020 Convertible Note accounted for under the fair-value election; deferred tax assets, inventory, right-of-use (“ROU”) assets and lease liabilities, stock-based compensation, income tax uncertainties, and other contingencies.

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

Foreign currency

The Company translates the financial statements of its foreign subsidiaries, which have a functional currency in the respective country’s local currency, to U.S. dollars using month-end exchange rates for assets and liabilities and average exchange rates for revenue, costs and expenses. Translation gains and losses are recorded in accumulated comprehensive income as a component of stockholders’ equity. For the three and nine months ended September 30, 2021 there were foreign currency translation gains of $17 thousand and $16 thousand, respectively. Gains and losses resulting from foreign currency transactions that are denominated in currencies other than the entity’s functional currency are included within the consolidated statements of operations. There were no foreign currency translation or transaction gains or losses for the three and nine months ended September 30, 2020 as the Merger, which includes significant foreign operations, occurred on March 30, 2021.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. Substantially all of the Company’s assets are maintained in the U.S. and, effective with the Merger, Australia. The Company views its operations and has managed its business as one segment.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks, including the potential risk of business failure.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at December 31, 2020 is $738 thousand of restricted cash related to the Company’s PPP loan. The Company was required to escrow the PPP loan proceeds plus accrued interest as the Company’s PPP loan forgiveness application had not been processed by the U.S. Small Business Administration at the time of the Merger. This amount was returned to the Company in April 2021 when the PPP loan was fully forgiven. The cash and cash equivalents balance as of September 30, 2021 includes $12 million invested in a U.S. government money market fund.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to consider current market conditions and the Company’s customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. No allowances were recorded as of September 30, 2021 or December 31, 2020. Write-offs for the three and nine months ended September 30, 2021 and 2020 were not significant. The Company does not have any off-balance-sheet credit exposure related to its customers.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company places cash and cash equivalents in various financial institutions with high credit rating and limits the amount of credit exposure to any one financial institution. Trade receivables are primarily from clients in the pharmaceutical and biotechnology industries, as well as academic and government institutions. Concentrations of credit risk with respect to trade receivables, which are typically unsecured, are limited due to the wide variety of customers using the Company’s products and services as well as their dispersion across many geographic areas. As of September 30, 2021 and December 31, 2020, one and three customers, respectively, represented 10% or more of the Company’s total trade accounts receivable, and in the aggregate, these customers represented 28% and 73% respectively, of the Company’s total trade accounts receivable.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost being determined on a first-in first-out basis. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventory. Costs associated with the underutilization of capacity are expensed to Cost of goods sold - product as incurred. Inventory is adjusted for excess and obsolete amounts. Evaluation of excess inventory includes items such as inventory levels, anticipated usage, and customer demand, among others.

Prepaid Assets and Other Assets

In connection with the Merger on March 30, 2021 a number of Director and Officer insurance contracts were in place, including tail policies accounted for as acquired assets in connection with the Merger. Aggregate premiums of $2.65 million are being expensed over the term of each respective policy. As of September 30, 2021, $1.1 million has been classified in the consolidated balance sheet as non-current prepaid assets related to amounts that will be expensed more than one year after September 30, 2021.

For certain cells used by the Company in the vivoPharm services business, the Company acquires cells and then creates an inventory of cells for future use (the “Cell Bank”). This process produces larger batches of established products than current sales requirements due to economies of scale through a highly controlled manufacturing process. Accordingly, the manufacturing process for these products has and will continue to produce quantities in excess of forecasted usage. The Company forecasts usage for its products based on several factors including historical demand, current market dynamics, and technological advances. The Company forecasts product usage on an individual product level for a period that is consistent with our ability to reasonably forecast inventory usage for that product. There have been no material changes to the Company’s estimates of the net realizable value for excess and obsolete inventory or other types of inventory reserves and inventory cost adjustments since the Merger. Additionally, current and historical reserves recorded to reduce the cost of inventory to its net realizable value become part of the new cost basis for the inventory. Given the long-term utilization period of the frozen Cell Bank, this asset is included in the consolidated balance sheets as non-current other assets. The carrying value of the Cell Bank was $376 thousand as of September 30, 2021.

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

Prior to the Merger, the Company’s primary sources of revenue are product sales from the sale of microOrgan® plates and the performance of preclinical drug testing services using the microOrgan technology. Subsequent to the Merger, the Company’s revenues include vivoPharm’s discovery services, consisting of contract research services focused primarily on unique specialized studies to guide the determination of efficacy and safety in drug discovery. The Company does not act as an agent in any of its revenue arrangements.

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

For service contracts, revenue is recognized over time and is generally defined pursuant to an enforceable right to payment for performance completed on service projects for which the Company has no alternative use as customer furnished compounds are added to Company plates for testing. The Company does not obtain control of the customer furnished compounds as the Company does not have the ability to direct their use. Revenue is measured by the costs incurred to date relative to the estimated total direct costs to fulfill each contract (cost-to-cost method). Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, materials and overhead.

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

Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new, or changes existing, enforceable rights and obligations. Generally, when contract modifications create new performance obligations, the modification is considered to be a separate contract and revenue is recognized prospectively. When contract modifications change existing performance obligations, the impact on the existing transaction price and measure of progress for the performance obligation to which it relates is generally recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

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

The Company may include subcontractor or third-party vendors in certain integrated services arrangements. In these arrangements, revenue from sales of third-party vendor services is generally recorded gross as revenues and cost of goods sold – service, as the Company is the principal for the transaction. When the Company is acting as an agent between a customer and the vendor services, the Company does not record revenue and vendor costs are recorded net within cost of goods sold - service. To determine whether the Company is an agent or principal, the Company considers whether it obtains control of services before they are transferred to the customer. In making this evaluation, several factors are considered, most notably whether the Company has primary responsibility for fulfillment to the client, as well as fiscal risk and pricing discretion.

Contract assets were $84 thousand and $32 thousand as of September 30, 2021 and December 31, 2020, respectively. Contract liabilities related to unfulfilled performance obligations were $1.5 million and $92 thousand as of September 30, 2021 and December 31, 2020, respectively, and are recorded in deferred revenue. Remaining performance obligations as of September 30, 2021 are expected to be recognized as revenue in the next twelve months.

Derivative Instruments

The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheet at their respective fair values. The Company evaluates its debt and equity issuances to determine if those contracts or embedded components of those contracts qualify as derivatives requiring separate recognition in the Company’s financial statements. The result of this accounting treatment is that the fair value of the embedded derivative is revalued as of each reporting date and recorded as a liability, and the change in fair value during the reporting period is recorded in other income (expense) in the consolidated statements of operations. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within twelve months of the consolidated balance sheet date.

Warrants

Except as noted in the next paragraph, the Company accounts for its preferred stock warrants issued to non-employees in equity as issuance costs, as the warrants were issued as vested share-based payment compensation to non-employees.

The Company issued a warrant during first quarter of 2021 that contained an indexation feature not indexed to the Company’s stock resulting in this warrant being accounted for as a derivative. Derivative warrants are recorded as liabilities in the accompanying consolidated balance sheets. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using the Black-Scholes valuation pricing model with the assumptions as follows: the risk-free interest rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve. The expected life of the warrants is based upon the contractual life of the warrants. The Company uses the historical volatility of its common stock and the closing price of its shares on the NASDAQ Capital Market. As further described in Note 10 to the consolidated financial statements, as a result of the Merger, the terms of this warrant were finalized through the conversion to a Vyant Bio warrant resulting in the Vyant Bio warrant being equity classified.

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

Fair Value Option

The Company has the irrevocable option to report most financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with changes in fair value reported in earnings. The Company elected to account for the convertible note issued to the Major Investor in February 2021 under the fair value option. See Note 11 to the consolidated financial statements.

Intangible Assets

Intangible assets consist of Vyant Bio’s customer relationships and tradename that were acquired in the Merger, which are being amortized using the straight-line method over the estimated useful lives of the assets of ten years. Amortization expense for these intangible assets aggregated $238 thousand and $475 thousand for the three and nine months ended September 30, 2021.

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

Long-lived assets, such as fixed assets subject to depreciation, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. As of September 30, 2021 and December 31, 2020, the Company determined that there were no indicators of impairment and did not recognize any fixed asset impairment. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and appraisals, as considered necessary.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identified intangible assets acquired in a business combination. Goodwill is not amortized but is evaluated at least annually for impairment or when a change in facts and circumstances indicate that the fair value of the goodwill may be below the carrying value. No impairment losses were recognized during the three and nine months ended September 30, 2021 and 2020.

Leases

The Company leases office space, laboratory facilities, and equipment. The Company determines if an arrangement is or contains a lease at contract inception and recognizes a ROU asset and a lease liability at the lease commencement date.

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

Research and Development

Research and development are expensed as incurred. Research and development costs primarily consist of personnel costs, including salaries and benefits, lab materials and supplies, and overhead allocation consisting of various support and facility related costs. Research and development costs were $1.2 million and $2.9 million for the three and nine months ended September 30, 2021, respectively. Research and development costs were $867 thousand and $2.5 million for the three and nine months ended September 30, 2020, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $16 thousand and $33 thousand for the three and nine months ended September 30, 2021. Advertising costs were $15 thousand and $31 thousand for the three and nine months ended September 30, 2020, respectively.

Stock-Based Compensation

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

Discontinued Operations

Prior to the Merger, Cancer Genetics, Inc. (“CGI”) entered into asset purchase agreements whereby CGI sold all assets related to its BioPharma and Clinical businesses. CGI classified the disposals as discontinuing operations. As of September 30, 2021, $444 thousand of liabilities relating to these businesses are classified as other current liabilities – discontinued operations on the Company’s consolidated balance sheets.

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

Note 4. Inventory

The Company’s inventory consists of the following:

	September 30, 2021	December 31, 2020
Finished goods	$20	$40
Work in process	126	121
Raw materials	334	254
Total inventory	$480	$415

Note 5. Fixed Assets

Presented in the table below are the major classes of fixed assets by category:

	September 30, 2021	December 31, 2020
Equipment	$2,875	$2,212
Furniture and fixtures	6	-
Leasehold improvements	240	240
Fixed assets, gross	3,121	2,452
Less accumulated depreciation	1,852	1,421
Fixed assets, net	$1,269	$1,031

Depreciation expense recognized during the three months ended September 30, 2021 and 2020 was $124 thousand and $142 thousand, respectively, and for the nine months ended September 30, 2021 and 2020, was $437 thousand and $428 thousand, respectively.

Note 6. Intangible Assets

Intangible assets consisted of the following at September 30, 2021:

2021
Intangible Assets:
Customer relationships	$8,000
Trade name	1,500
9,500
Less accumulated amortization	(475)
Intangible assets, net	$9,025

Amortization expense for intangible assets aggregated $238 thousand and $475 thousand for the three and nine months ended September 30, 2021.

Remainder of 2021	$238
2022	950
2023	950
2024	950
2025	950
2026	950
Thereafter	4,037
$9,025

Note 7. Leases

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

Amounts reported in the consolidated balance sheet as of September 30, 2021 and December 31, 2020 are as follows:

	2021	2020
Operating leases:
Operating lease ROU assets, net	$888	$1,095
Operating lease current liabilities	$335	$486
Operating lease long-term liabilities	523	627
Total operating lease liabilities	$858	$1,113
Finance leases:
Equipment	$171	$289
Accumulated depreciation	36	289
Finance leases, net	$135	$-
Current installment obligations under finance leases	$30	$-
Long-term portion of obligations under finance leases	55	-
Total finance lease liabilities	$85	$-

Equipment subject to finance leases are classified within fixed assets, net, on the accompanying consolidated balance sheets.

Annual payments of lease liabilities under noncancelable leases as of September 30, 2021 are as follows:

Operating leases
Remainder of 2021	$213
2022	259
2023	158
2024	136
2025	131
2026	134
Thereafter	79
Total undiscounted lease payments	1,110
Less: Imputed interest	252
Total lease liabilities	$858

Note 8. Income Taxes

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

As of both September 30, 2021 and December 31, 2020, the Company’s liability for gross unrecognized tax benefits (excluding interest and penalties) totaled $0 thousand and $0 thousand, respectively. The Company had accrued interest and penalties relating to unrecognized tax benefits of $0 thousand and $0 thousand on a gross basis as of September 30, 2021 and December 31, 2020, respectively. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

Note 9. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2021	December 31, 2020
Department of Employment and Economic Development loan	$-	$83
Economic Injury Disaster Loan	57	57
8% 2020 Convertible Notes, $7,651 face amount, due July 2022	-	7,651
Total long-term debt before debt issuance costs and debt discount	57	7,791
Less: current portion of long-term debt	-	-
Less: debt discount (net of accretion of $0 and $235, respectively)	-	(952)
Total long-term debt	$57	$6,839

Future annual principal repayments due on the long-term debt as of September 30, 2021 are as follows:

Amount
Remainder of 2021	$-
2022	-
2023	1
2024	1
2025	1
2026	1
Thereafter	53
Total	$57

2020 Convertible Notes

Effective February 8, 2021 the Company’s shareholders and 2020 Convertible Note holders approved amendments to the 2020 Convertible Notes to allow for the issuance of up to $10.0 million in 2020 Convertible Notes for cash (plus up to approximately $3.9 million of 2020 Convertible Notes in exchange for the cancellation of Series B Preferred stock) as well as modifications to the financing’s terms for any 2020 Convertible Noteholder that invested at least $3.0 million of cash since May 4, 2020 in the offering (a “Major Investor”). As of March 12, 2021, the Company completed the $10.0 million 2020 Convertible Note offering. The Company raised approximately $5.0 million from the sale of 2020 Convertible Notes from January 1, 2021 through March 12, 2021 of which approximately $3.9 million were to related parties, including former StemoniX Board members as well as a more than 5% owner of Series B Preferred stock. For any Major Investor, the modified terms provide for a fixed conversion discount on the 2020 Convertible Notes of 20% and a common stock warrant equal to 20% of the amount invested in all 2020 Convertible Notes by such Major Investor divided by the weighted average share price of the Common Stock over the five trading days prior to the closing of the Merger. One 2020 Convertible Note holder that had previously invested $1.25 million in the offering invested an additional $3.0 million on February 23, 2021 and upon the Merger received a warrant to purchase 143,890 shares of the Company’s common stock at an exercise price of $5.9059 per share (the “Major Investor Warrant”). At the time of the Merger, the outstanding principal of the 2020 Convertible Notes of approximately $12.7 million plus accrued interest of $468 thousand were exchanged for 3,338,944 shares of the Company’s common stock. In connection with this exchange, the Company recorded a debt extinguishment loss of $2.5 million in the first quarter of 2021. The weighted average interest rate on the 2020 notes during the nine-month period ended September 30, 2021 was 18.22%.

Paycheck Protection Program Loan

In April 2020, the Company applied for and received a $730 thousand loan under the Paycheck Protection Program (“PPP”) as part of the Coronavirus Aid, Relief, and Economic Security Act’s (“CARES Act”). Under the PPP, the Company was able to receive funds for two and a half months of payroll, rent, utilities, and interest cost. The Company has determined that the entire PPP loan will be forgiven resulting in no repayment, including the $10 thousand EIDL grant. The $730 thousand of PPP loan forgiveness was recorded as a reduction of operating costs during the second and fourth quarters of 2020. Therefore, the PPP loan is not reflected as a liability as of December 31, 2020. In April 2021 the SBA fully forgave the PPP loan.

Economic Injury Disaster Loan

In 2020 the Company received a $57 thousand Economic Injury Disaster Loan (“EIDL”) loan and a $10 thousand grant from the Small Business Administration in connection with the COVID-19 impact on the Company’s business. This loan bears interest at 3.75% and is repayable in monthly installments starting in June 2022 with a final balance due on June 21, 2050

Note 10. Stockholders’ Equity

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

In connection with the Merger, the Company assumed 2,157,686 common stock warrants issued in prior financings. A summary of all common stock warrants outstanding as of September 30, 2021 is as follows:

Issuance Related to:	Exercise Price	Outstanding Warrants	Expiration Dates
2020 Convertible Note	$5.91	143,890	Feb 23, 2026
2021 Offering	$3.50	1,624,140	Feb 10, 2026 - Aug 3, 2026
Advisory Fees	$2.42 - $7.59	492,894	Jan 9, 2024 - Oct 28, 2025
Debt	$27.60	14,775	Mar 22, 2024
Offering	$67.50	8,580	Nov 25, 2021 - Mar 14, 2022
Debt	$450.00	9,185	Oct 17, 2022 - Dec 7, 2022
Debt	$300.00	8,112	Oct 17, 2022
Total		2,301,576

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

Note 11. Fair Value Measurements

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

Upon the Merger, all of the Level 3 instruments were exchanged for Vyant Bio equity classified instruments. Prior to their exchange, all of these instruments were marked to their fair markets with corresponding changes recorded in the statement of operations in the first quarter of 2021. Therefore, there were no level 3 fair value instruments outstanding as of September 30, 2021.

The following tables present changes in fair value of level 3 valued instruments for the nine months ended September 30, 2021:

	2020 Convertible Note	Warrant	Embedded Derivative
Balance – January 1	$-	$-	$1,690
Additions	3,746	635	325
Measurement adjustments	4	(214)	250
Settlement	(3,750)	(421)	(2,265)
Balance – September 30, 2021	$-	$-	$-

The following tables present changes in fair value of level 3 valued instruments for the nine months ended September 30, 2020:

Embedded Derivative
Balance – January 1, 2020	$-
Additions	1,120
Measurement adjustments	220
Settlement	-
Balance – September 30, 2020	$1,340

Note 12. Loss Per Share

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

Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted loss per share calculations for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net Loss	$(4,461)	$(2,990)	$(16,013)	$(6,296)
Basic and diluted weighted average shares outstanding	28,985,814	2,500,124	20,465,978	2,476,296
Net loss per shares attributable to common stockholder, basic and diluted	$(0.15)	$(1.20)	$(0.78)	$(2.54)

The following securities were not included in the computation of diluted shares outstanding for the three and nine months ended September 30, 2021 and 2020 because the effect would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Series A Preferred Stock	-	4,611,587	-	4,611,587
Series B Preferred Stock	-	3,504,027	-	3,504,027
Series A Warrants	-	48,714	-	48,714
Series B Warrants	-	9,943	-	9,943
Common Stock Warrants	2,301,576	-	2,301,576	-
Common Stock Options	2,161,514	766,124	2,161,514	766,124
2020 Convertible Notes	-	2,018,433	-	2,018,433
Total	4,463,090	10,958,828	4,463,090	10,958,828

Note 13. Stock-Based Compensation

The Company has three legacy equity incentive plans: the Cancer Genetics, Inc. 2008 Stock Option Plan (the “2008 Plan”) and the Cancer Genetics Inc. 2011 Equity Incentive Plan (the “2011 Plan”), and the StemoniX Inc. 2015 Stock Option Plan (the “2015 Plan”, and together with the 2008 Plan, and the 2011 Plan, the “Frozen Stock Option Plans”). The Frozen Stock Option Plans as well as the 2021 Plan (as defined below) are meant to provide additional incentive to officers, employees and consultants to remain in the Company’s employment. Options granted are generally exercisable for up to 10 years. Effective with the Merger, the Company is no longer able to issue options from the Frozen Stock Option Plans. The number of Common Stock options issued under the 2015 plan were adjusted for the Merger exchange ratio resulting in an incremental 191,880 options outstanding.

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

For StemoniX stock options issued prior to the Merger, the expected volatility was estimated based on the average historical volatility of similar entities with publicly traded shares as StemoniX’s shares historically were not publicly traded and its shares rarely traded privately. For common stock options granted at the time of the Merger, the Company used Vyant Bio’s historical volatility to determine the expected volatility of post-Merger option grants. Subsequently, the Company used a comparable public company group to estimate the anticipated volatility of the Company’s stock. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant.

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

As of September 30, 2021, there were 3,289,734 additional shares available for the Company to grant under the 2021 Plan. The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The assumptions for stock option grants during the nine months ended September 30, 2021 are provided in the following table.

2021
Valuation assumptions
Expected dividend yield	0.0%
Expected volatility	70.0% – 123.0%
Expected term (years) – simplified method	5.5 – 6.1
Risk-free interest rate	0.95% – 1.16%

Stock option activity during the nine-month periods ended September, 2021 and 2020 is as follows:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term
Balance as of January 1, 2020	509,173	$1.30	7.4
Granted	505,726	2.01
Exercised	(59,909)	2.00
Forfeited	(33,756)	2.00
Expired	(155,110)	1.04
Balance as of September 30, 2020	766,124	$1.77	7.8
Exercisable as of September 30, 2020	345,421	$1.22	6.9

Balance as of January 1, 2021	756,383	$1.82	8.7
Granted	1,280,939	4.54
Additional options to StemoniX option holders	191,880	4.61
Options assumed in Merger	55,840	45.95
Exercised	(29,916)	1.24
Forfeited	(91,084)	3.82
Expired	(11,204)	1.45
Balance as of September 30, 2021	2,152,838	$4.76	8.8
Exercisable as of September 30, 2021	612,132	$5.73	7.5

The weighted average grant-date fair value of options granted during the three and nine months ended September, 2021 was $1.56 and $3.89, respectively.

The Company recognized stock-based compensation related to different instruments for the three and nine months ended September 30 as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Stock Options	$287	$73	$1,005	$170
Shares issued for services	10	34	20	156
Total	$297	$107	$1,025	$326

As of September 30, 2021, there was $4.0 million of total unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.4 years.

14. Segment Information

The Company reports segment information based on how the Company’s chief operating decision maker (“CODM”) regularly reviews operating results, allocates resources and makes decisions regarding business operations. For segment reporting purposes, the Company’s business structure is comprised of one operating and reportable segment.

During the three and nine months ended September 30, 2021, three customers accounted for approximately 51% and 49%, respectively, of the consolidated revenues. During the three and nine months ended September 30, 2020 three customers accounted for approximately 81% and 60% of the respective consolidated revenues.

During the three and nine months ended September 30, 2021, approximately, 54% and 48% respectively, of the Company’s consolidated revenues were earned outside of the U.S.

Customers representing 10% or more of the Company’s total revenues for the three and nine months ended September 30, 2021 and 2020 are presented in the table below:

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Customer A	28%	n/a	19%	n/a
Customer B	10%	n/a	12%	n/a
Customer C	13%	n/a	18%	n/a
Customer D	n/a	31%	n/a	25%
Customer E	n/a	27%	n/a	15%
Customer F	n/a	24%	n/a	19%

Note 15. Related Party Transactions

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

During 2020, three Company executives deferred a portion of their compensation pursuant to the terms of their employment agreements. As of September 30, 2021 and 2020, the executives had deferred compensation of $0 thousand and $60 thousand respectively, of their compensation. The $60 thousand was paid in April 2021 pursuant to the terms of the employment agreements.

Note 16. Contingencies

On November 13, 2020, a purported stockholder of the Company filed a complaint against Cancer Genetics, Inc. (“CGI”), the chief executive officer of CGI and the directors of CGI in the U.S. District Court for the Southern District of New York, entitled, Scott Sawin v. Cancer Genetics, Inc. et al. The complaint (the “Sawin Complaint”) alleged that CGI’s Registration Statement on Form S-4, as filed with the SEC on October 16, 2020 related to the merger (the “Merger”) of CGI and StemoniX, Inc., omitted to disclose certain material information allegedly necessary to make statements made in the Registration Statement not misleading and/or false, in violation of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended and Rule 14a-9 promulgated thereunder, and alleged breach of fiduciary duty of candor/disclosure. The complaint sought injunctive relief, enjoining the Merger until the defendants disclosed the alleged omitted material information, and costs, among other remedies. Subsequently, eight other complaints were filed against CGI and the directors of CGI in the U.S. District Courts for the Southern District of New York, the District of Delaware, and the District of New Jersey alleging facts and seeking relief substantially similar to the Sawin Complaint.

On April 27, 2021, the Sawin Complaint was voluntarily dismissed, and subsequently all of the other eight complaints have also been voluntarily dismissed or dismissed by the court for lack of prosecution.

In November 2020, vivoPharm Pty Ltd received a letter from counsel for a customer of vivoPharm alleging entitlement to a refund of prepayments made under a master services agreement in the sum of approximately $164 thousand. Counsel for vivoPharm responded and denied any liability. In February 2021 counsel for the customer repeated its claim and stated its intent to commence litigation if the matter were not resolved. The parties settled this matter during the quarter ended September 30, 2021. This settlement had been fully accrued in the quarter ended June 30, 2021.

Note 17. Subsequent events

On October 1, 2021, the Company signed a $1.5 million lease line of credit to finance equipment purchases through June 30, 2022. On October 26, 2021, the Company completed a sales-leaseback of $492 thousand related to equipment purchases in 2021. The sales-leaseback requires thirty-six monthly payments of $15 thousand.

On November 1, 2021, the Company issued a stock option to acquire 250,000 shares of the Company’s Common stock to its newly-appointment Chief Scientific Officer. This ten-year stock option was granted with an exercise price of $2.55 per share and vests 25% one year from the grant date and thereafter equally over the next 36 months.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	the expected benefits of, and potential value, including synergies, created by, the recently completed merger transaction between the Company and StemoniX, Inc. (“StemoniX”) for the stockholders of the Company;
●	the Company’s ability to adapt its business for future developments in light of the global outbreak of COVID-19, which continues to rapidly evolve;
●	the Company’s ability to internally identify and develop new iPSC disease models, drug candidates and intellectual property;
●	the Company’s ability to negotiate strategic partnerships, where appropriate, for technology and research data, iPSC and human primary cell-based disease models or drug candidates;
●	Company’s ability to secure clinical co-development partnerships with pharmaceutical and biotechnology companies;
●	the Company’s need for significant additional capital and the Company’s ability to satisfy its capital needs.
●	the Company’s ability to complete required clinical trials of its products and obtain approval from the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies in different jurisdictions;
●	the Company’s ability to execute on its marketing and sales strategy for its preclinical research services and gain acceptance of its services in the market;
●	the Company’s ability to keep pace with rapidly advancing market and scientific developments;
●	the Company’s ability to satisfy U.S. (including the FDA) and international regulatory requirements with respect to its services;
●	the Company’s ability to maintain its present customer base and obtain new customers;
●	the Company’s ability to maintain the Company’s clinical and research collaborations and enter into new collaboration agreements with highly regarded organizations so that, among other things, the Company has access to thought leaders in advanced preclinical and translational science;
●	the Company’s potential product liability or intellectual property infringement claims;
●	the Company’s ability to maintain or protect the validity of its patents and other intellectual property;
●	the Company’s dependency on third-party manufacturers to supply it with instruments and specialized supplies;
●	the Company’s ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel with extensive relevant experience, who are in short supply;
●	the Company’s ability to effectively manage its international businesses in Australia and Europe, including the expansion of its customer base and volume of new contracts in these markets;
●	the Company’s dependency on the intellectual property licensed to the Company or possessed by third parties; and
●	the Company’s ability to adequately support future growth.

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

Overview

On March 30, 2021, Vyant Bio, Inc. (the “Company”, “Vyant Bio”, “VYNT” or “we”), formerly known as Cancer Genetics, Inc. (“CGI”), completed its business combination (the “Merger”) with StemoniX, Inc., a Minnesota corporation (“StemoniX”), in accordance with the Agreement and Plan of Merger and Reorganization, dated as of August 21, 2020 (the “ Initial Merger Agreement”) by and among the Company, StemoniX and CGI Acquisition, Inc., a Minnesota corporation and wholly-owned subsidiary of the Company (“Merger Sub”), as amended by Amendment No. 1 thereto made and entered into as of February 8, 2021 (the “First Amendment”) and Amendment No. 2 thereto made and entered into as of February 26, 2021 (the “Second Amendment”) (the Initial Merger Agreement, as amended by the First Amendment and Second Amendment, the “Merger Agreement”), pursuant to which Merger Sub merged with and into StemoniX, with StemoniX surviving the Merger as a wholly-owned subsidiary of the Company.

The Merger was accounted for as a reverse acquisition with StemoniX being the accounting acquirer of CGI using the acquisition method of accounting. Under acquisition accounting, the assets and liabilities (including executory contracts, commitments and other obligations) of CGI, as of March 30, 2021, the closing date of the Merger, were recorded at their respective fair values and added to those of StemoniX. Any excess of purchase price consideration over the fair values of the identifiable net assets is recorded as goodwill. The total consideration paid by StemoniX in the Merger amounted to $59.9 million, which represents the fair value of CGI’s 11,007,186 shares of Common Stock or $50.74 million, 2,157,686 Common Stock warrants or $9.04 million and 55,907 Common Stock options outstanding on the closing date of the Merger with a fair value of $139 thousand. In addition, at the effective time of the Merger, existing StemoniX shareholders received an additional 804,711 incremental shares in accordance with the conversion ratio set forth in the Merger Agreement.

Vyant Bio is an innovative biotechnology company identifying small and large molecule therapeutics to treat central nervous system (CNS) and oncology-related diseases. With leading-edge capabilities in data science, biological and chemical sciences, engineering, and regulatory affairs, Vyant Bio capitalizes on in silico, human cell-derived in vitro disease models, and in vivo discovery technologies to identify novel biological targets and valuable therapeutics for patients. The Company is focused on partnering with pharmaceutical and biotechnology companies by integrating human-derived biology with data science technologies including artificial intelligence and machine learning systems and Investigational New Drug (“IND”) expertise. The Company’s management believes that the drug discovery sector is rapidly transforming as the widely used models for predicting safe and effective drugs have under-performed, as evidenced by the time and cost of bringing novel drugs to market. As a result, Vyant Bio is focusing its business on leveraging advanced machine learning technologies, large data sets, and human biological screening technologies to bring together an impactful approach to drug discovery with new technologies and a multi-disciplinary approach.

Vyant Bio has two wholly owned operating subsidiaries, StemoniX, Inc. (“StemoniX”) and vivoPharm Pty Ltd (“vivoPharm”). StemoniX develops and manufactures high-density, at-scale human induced pluripotent stem cell (“iPSC”) derived neural and cardiac screening platforms for drug discovery and development. vivoPharm has an extensive set of anti-tumor referenced data based on predictive xenograft and syngeneic tumor models to provide discovery services such as contract research services, focused primarily on unique specialized studies to guide drug discovery. vivoPharm also specializes in planning and conducting unique, specialized studies to guide drug discovery and development programs with a concentration in oncology and immuno-oncology. These studies range from early compound selection to developing comprehensive sets of in vitro and in vivo data, as needed for FDA and IND applications. By combining the two companies, Vyant Bio intends to build on the historic businesses and empower the discovery of new medicines and biomarkers through the convergence of its novel human biology and software technologies.

Drug Discovery

Vyant Bio is focused on discovering therapeutic assets through its scientific teams’ use of innovative technologies and then licensing or collaborating with pharmaceutical and biotechnology companies for the further clinical development of such assets. While the Company has developed expertise in neurology and oncology. The Company’s most mature asset discovery program is in the treatment of Rett Syndrome, in which the Company is investigating the identification of novel biological targets and compounds. Also, furthered by the long history of scientific excellence of our lead scientists, the Company is working to discover therapies to treat CDKL5 disease, a neuro developmental disease found in infants.

In addition, the Company has commercialized the development, engineering and manufacturing of disease models, built on iPSC derived neural screening platforms, which are used to screen large numbers of identified compounds and design proteins from sophisticated machine learning systems. The Company’s current list of disease models are at commercial stage, and the Company is focused on licensing tailored disease models to, or otherwise partnering with drug developers from around the world. The most mature disease models are being used to find novel biological targets and therapeutic candidates in the central nervous system, driven by an initial focus on Rett Syndrome and CDKL5 disorders. We have also made significant progress in the development of a mid-brain dopaminergic platform to progress our discovery efforts in Parkinson’s disease. With the addition of the vivoPharm cancer cell-line assets and scientific expertise in oncology, the Company believes it can also advance models targeting Glioblastoma.

While the revenues from our services with, and sales of, disease models represent an important component of our business, our long-term strategy is to discover novel therapeutic agents for subsequent monetization and build and monetize disease models. Our human-derived models, combined with the latest data science and software techniques, can identify and rank order novel compounds by biological target. In our current drug discovery efforts, we aim to leverage our iPSC technology to identify drug candidates for licensure or clinical development. We intend to collaborate with leading pharma partners by pooling our expertise in iPSC biology and screening analytics with their medicinal chemistry capabilities. Our goal is to pursue partnered and wholly-owned drug discovery projects that yield high value assets. Currently, our plan is to enter into license or other collaboration arrangements with others for the development of drug candidates beyond identification and initial preclinical testing.

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

Discovery Services

Our discovery service business is based on demand for preclinical and discovery services from biotechnology and pharmaceutical companies, academia and the research community. Biotechnology and pharmaceutical companies engaged in designing and running clinical trials to determine the safety and effectiveness of treatments and therapeutics benefit from our services. In particular, our preclinical development of biomarker detection methods, response to immuno-oncology directed novel treatments and early prediction of clinical outcome is supported by our extended portfolio of orthotopic, xenografts and syngeneic tumor test systems as a specialized service offering in the immuno-oncology space, and disease model platforms used to identify promising therapeutics for CNS and oncology related diseases.

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

We develop and manufacture high throughput (384 well), high-density iPSC derived neural, cardiac and pancreatic screening platforms for use in drug discovery and development. Engineered from human skin and blood cells, iPSCs are made with in-licensed patented processes discovered by 2012 Nobel Prize recipient Dr. Shinya Yamanaka. Our iPSC innovations are made from living human cells and have organ-like, or organoid, characteristics; we refer to them as microOrgans®. We have industrialized these microOrgans® into standard off-the-shelf multi-well plate labware formats that are sufficiently robust and reproducible to enable drug screening and drug candidate selection.

We combine our microOrgan platform with software analytics and artificial intelligence, which we have branded as our proprietary AnalytiX™ platform. Our integrated approach provides a compelling value proposition to internal drug discovery and support for pharmaceutical companies and other entities. Prior to human clinical studies, we enable standardized, high-throughput screening of drug candidates on complex human organoids on our microOrgan screens, helping to avoid the inadequacies of testing in clonal cell lines or rodents. We and our customers and collaborators believe that our technologies benefit drug discovery in human disease areas that are difficult to address using current methodologies, accelerate preclinical drug discovery and development, reduce risk of clinical failure, predict with greater degrees of confidence and ultimately, reduce the cost of discovering new therapeutic agents.

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

The Company’s approach is to focus on developing innovative new drug discoveries in partnership with pharmaceutical and biotechnology companies and academic and governmental research facilities. The Company’s current discovery services include preclinical anti-tumor efficacy, GLP compliant toxicity studies and small and bio-molecule analytical services, and the Company provides the tools and testing methods for companies and researchers seeking to identify and to develop new compounds and molecular-based biomarkers for diagnostics and therapeutics. Through the Merger, the Company will be able to extend its capabilities to include standardized, high-throughput screening of drug candidates on complex human organoids prior to human clinical studies, to de-risk translational decision making and potentially accelerate the time it takes to identify both novel and repurposed compounds and bring relevant data to investigational new drug applications before regulatory agencies around the globe. By combining StemoniX’s microOrgan platform with software analytics and artificial intelligence, referred to as AnalytiX, StemoniX’s integrated approach provides a compelling value proposition to pharmaceutical companies and for the combined companies own discovery programs.

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

StemoniX develops and manufactures iPSC based neural screening platforms for drug discovery and development. Engineered from human skin and blood cells, iPSCs are made with in-licensed patented processes discovered by 2012 Nobel Prize recipient Dr. Shinya Yamanaka. StemoniX’s iPSC innovations are made from living human cells and have organ-like, or organoid, characteristics; referred to as microOrgans®. StemoniX has industrialized these microOrgans into standard multi-well plate formats that are sufficiently robust and reproducible to enable drug screening and optimization activities.

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

StemoniX’s business model combines both collaborations with integrated pharmaceutical companies on the derivation and subsequent supply of iPSC-based disease models and screens, and internal drug discovery efforts to identify drug candidates for licensure or clinical development. In StemoniX’s disease model effort, StemoniX creates novel models per the specifications of its partners, then either sells microOrgan plates to them or performs DaaS on their behalf in its facilities. StemoniX strives to receive a mixture of upfront payments, licensing fees, milestone-based fees, and ongoing royalty payments in addition to any charges for microOrgan plates and services. While the revenue from StemoniX’s disease model and screening activities represents an important component of its business, StemoniX’s long-term strategy is to leverage its iPSC technology to pursue partnered and wholly-owned drug discovery projects that yield higher value assets.

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

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. Many of the Company’s customers worldwide were impacted by COVID-19 and temporarily closed their facilities which impacted revenues in the first half of 2020 for StemoniX. Revenues were not significantly impacted in the first half of 2020 for the vivoPharm business as signed contracts were already in place. Revenues at vivoPharm began to slow in the second half of 2020 as fewer contracts were signed due to COVID 19 and the studies related to contracts signed pre COVID-19 were completed. As described in Note 2, the vivoPharm operations are included in these consolidated financial statements effective March 30, 2021 and prior-period results do not include the vivoPharm operations. While the impact of the pandemic on our business has lessened, the global outbreak of COVID-19 continues with new variants and is impacting the way we operate our business as well as in certain circumstances limiting the availability of lab supplies. The extent to which the COVID-19 pandemic may impact the Company’s future business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as, the duration of the outbreak, travel restrictions and social distancing in the United States (“U.S.”) and other countries, business closures or business disruptions, and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease.

The Company is actively monitoring the impact of the COVID-19 pandemic on its business, results of operations and financial condition. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition in the future is unknown at this time and will depend on future developments that are highly unpredictable.

Revenues

The Company’s revenue sources are microOrgan® plate product sales, the performance of preclinical drug testing services using our microOrgan technology, referred to as Discovery as a Service, or DaaS, and effective with the Merger, revenues include preclinical oncology and immuno-oncology services offered to its biotechnology and pharmaceutical customers.

During the three and nine months ended September 30, 2021, approximately, 54% and 48%, respectively, of the Company’s consolidated revenue was earned outside of the U.S. Substantially all revenues in 2020 were earned within the U.S.

Cost of Goods

The Company separately reports cost of goods for product sales and service revenues. Product revenue costs include labor and product costs such as labware, plates and reagents required to develop iPSC’s into microOrgans as well as overhead, facility and equipment costs at the Company’s Maple Grove, Minnesota facility. This facility was designed for long-term growth and includes automation equipment for high-throughput screening and manufacturing. As the facility is designed to accommodate the Company’s long-term growth, it is currently operating at less than 25% of capacity. During the fourth quarter of 2021, the Company will commence the technology transfer of certain research and development activities that are currently being performed at the La Jolla California facility to the Maple Grove, Minnesota facility which is expected to substantially increase this facility’s utilization in 2022.

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

Research and Development Expenses. Research and development expenses reflect the personnel related expenses, overhead and lab consumable costs to develop its microOrgan technology and discovery of unique biological targets and novel therapeutic compounds at its La Jolla, California facility as well as development activities undertaken at the Maple Grove, Minnesota facility. The Company intends to accelerate its development of disease-specific microOrgan models and supporting analytical tools to further its drug discovery strategy.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of personnel-related expenses, professional fees, such as legal, accounting, occupancy costs and other general expenses as well as personnel and related overhead costs for its business development team and related support personnel, travel and entertainment expenses, other selling costs and trade shows. The Company repositioned its sales and marketing initiatives in early 2020 to a business development model for DaaS and the monetization of its drug discovery strategy as compared with its historical strategy of direct sales. Effective with the Merger, selling, general and administrative expenses increased significantly as the Company incurs incremental professional service, insurance, human capital and other costs to operate as a public company.

Merger Related Costs. Merger related costs are direct professional service costs incurred by the Company in connection with the Merger.

Results of Operations

Operating results: Comparison for the three and nine months ended September 30, 2021 and 2020

Revenues

	Three months ended September 30		Dollar	%	Nine months ended September 30		Dollar	%
	2021	2020	Change	Change	2021	2020	Change	Change
Revenues
Service	$1,347	$238	$1,109	466%	$3,294	$414	$2,880	696%
Product	159	97	62	64	381	188	193	103
Total revenues	$1,506	$335	$1,171	350%	$3,675	$602	$3,073	510%

Total revenues increased 350% and 510% to $1.5 million and $3.7 million, respectively, for the three and nine months ended September 30, 2021, as compared with $335 thousand and $602 thousand for the respective prior-year periods. The increase in service revenues was primarily due to post-Merger vivoPharm service revenue. Service revenue declined from $1.8 million in second quarter of 2021 to $1.3 million for the third quarter of 2021. The Company expects service revenue growth in early 2022 as contracted customers projects are expected to commence. During the three and nine months ended September 30, 2021 as compared with the respective prior-year periods, we realized an increase in product revenues of 64% and 103%, or $62 thousand and $193 thousand, respectively, primarily due to increased sales volume.

Cost of Goods

	Three months ended September 30		Dollar	%	Nine months ended September 30		Dollar	%
	2021	2020	Change	Change	2021	2020	Change	Change
Cost of goods sold – service	$1,073	$130	$943	725%	$2,178	$300	$1,878	626%
Cost of goods sold – product	355	247	108	44	1,096	560	536	96

Cost of goods sold – service aggregated $1.1 million and $2.2 million, respectively, for the three and nine months ended September 30, 2021, resulting in a cost of goods sold of 80% and 66%, respectively, of service revenues. Cost of goods sold – service aggregated $130 thousand and $300 thousand, respectively, for the three and nine months ended September 30, 2020, resulting in a cost of goods sold of 55% and 72%, respectively, of service revenues. The 2021 periods were impacted by incremental post-Merger commercial activity from the vivoPharm business. The increase in the cost of sales percentage for the 2021 three-month period as compared with the 2021 nine-month period was the result of deleveraging of the service revenue cost structure from a reduction of service revenues in the 2021 third quarter as compared with the second quarter of 2021. The 2020 periods were impacted by two negative margin service contracts.

Cost of goods sold – product aggregated $355 thousand and $1.1 million, respectively, for the three and nine months ended September 30, 2021, as compared with $247 thousand and $560 thousand, respectively, for the corresponding prior-periods in 2020. Cost of goods sold – product exceeded revenues in all periods as a result of excess capacity in our Maple Grove facility. During the fourth quarter of 2021, the Company will commence the technology transfer of certain research and development activities that are currently being performed at the La Jolla California facility to the Maple Grove, Minnesota facility which is expected to substantially increase this facility’s utilization in 2022.

Operating Expenses

	Three months ended September 30		Dollar	%	Nine months ended September 30		Dollar	%
	2021	2020	Change	Change	2021	2020	Change	Change
Operating expenses
Research and development	$1,211	$867	$344	40%	$2,941	$2,469	$472	19%
Selling, general and administrative	3,335	819	2,516	307	8,226	2,060	6,166	299
Merger related costs	-	1,042	1,042	n/a	2,310	1,042	1,268	122

Research and development expenses were $1.2 million and $2.9 million for the three and nine months ended September 30, 2021 as compared with $867 thousand and $2.5 million for the comparable prior-year periods. This increase for both periods is principally due a $495 thousand increase in head count costs which takes into account a $277 thousand reduction in the second quarter 2020 research and development expense reimbursement from the Company’s Paycheck Protection Program (“PPP”) loan.

Selling, general and administrative expenses were $3.3 million and $8.2 million for the three and nine months ended September 30, 2021 as compared with $819 thousand and $2.1 million for the comparable prior-year periods. The increase in selling, general and administrative expenses for the 2021 three-month period as compared with the same prior-year period was primarily from post-Merger public company costs including payroll costs of $870 thousand, stock-based compensation of $117 thousand, professional service, legal, auditing and accounting fees of $460 thousand, insurance costs of $415 thousand, and $540 thousand of vivoPharm expenses. The increase in selling, general and administrative expenses for the 2021 nine-month period as compared with the same prior-year period was primarily from post-Merger public company costs including payroll costs of $2.0 million, stock-based compensation of $671 thousand, professional fees of $1.5 million and insurance costs of $818 thousand and $988 thousand of vivoPharm expenses.

Merger related costs for the three- and nine-month periods ended September 30, 2021 were $0 thousand and $2.3 million, respectively, as compared with $1 million for the comparable prior-year periods. These professional service-related costs and investment banker fees were incurred related to the Merger.

	Three months ended September 30		Dollar	%	Nine months ended September 30		Dollar	%
	2021	2020	Change	Change	2021	2020	Change	Change
Other (expense) income:
Change in fair value of warrant liability	$-	$-	$-	-%	$214	$-	$214	n/a
Change in fair value of share settlement obligation derivative	-	(9)	9	(100)	(250)	(220)	(30)	14
Loss on debt conversion	-	-	-	-	(2,518)	-	(2,518)	n/a
Other income (expense), net	4	(1)	5	(500)	(21)	-	(21)	n/a
Interest expense, net	3	(210)	213	(101)	(362)	(247)	(115)	47
Total other (expense) income	$7	$(220)	$227	(103)%	$(2,937)	$(467)	$(2,470)	529%

Total other expense for the nine months ended September 30, 2021 and 2020 were $2.9 million and $467 thousand, respectively. The 2021 period included a $250 thousand mark-to-market loss for an embedded compound derivative from the 2020 Convertible Notes, $2.5 million loss on the conversion of these notes to equity upon the closing of the Merger, a $214 thousand mark to market warrant liability gain, and interest expense of $362 thousand primarily related to the 2020 Convertible Notes. Total other expense for the three and nine months ended September 30, 2020 included a $220 thousand mark-to-market loss for an embedded compound derivative from the 2020 Convertible Notes and interest expense of $247 thousand primarily related to the 2020 Convertible Notes. Total other expense for the three months ended September 30, 2020 included interest expense of $210 thousand primarily related to the 2020 Convertible Notes.

Liquidity and Capital Resources

The Company’s operating activities have been primarily funded with proceeds from the sale of convertible notes and preferred stock securities. Prior to the Merger, CGI’s primary sources of liquidity have been cash collections from its customers and funds generated from debt and equity financings. The Company expects to continue generating additional cash from its customers in the future. The primary uses of the Company’s liquidity have been cash used to fund the Company’s operations, as detailed in the cash flows section below. In October 2021, the Company signed a $1.5 million lease line of credit to finance equipment purchases. Pursuant to this lease line of credit, the Company entered into a sales leaseback for approximately $492 thousand of equipment in October 2021. The Company believes that its cash at September 30, 2021 is sufficient to meet estimated working capital requirements and fund planned operations into 2023.

The Company expects to continue to incur operating losses in the future, as the Company furthers its drug discovery efforts, and the costs of being public have significant effect on losses that keep the Company from being profitable. The Company expects losses to continue, only to the extent that the business does not outpace the public company-related expenses, such as legal and audit fees and director’s and officer’s liability insurance, and drug discovery costs are not offset by non-dilutive funding such as revenues from licensing or other collaborations. These losses have had, and will continue to have, an adverse effect on the Company’s working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with its revenue growth and costs associated with being a public company and drug discovery company, the Company is unable to predict when it will become profitable, and it may never become profitable. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis. The Company’s inability to achieve and then maintain profitability would negatively affect its business, financial condition, results of operations and cash flows.

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

The Company’s forecast of the period of time through which its current financial resources will be adequate to support its operations and its expected operating expenses are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

●	the expected benefits of, and potential value, including synergies, created by, the Merger for the stockholders of the Company;
●	the Company’s ability to adapt its business for future developments in light of the global outbreak of COVID-19, which continues to rapidly evolve;
●	the Company’s ability to internally identify and develop new iPSC disease models, drug candidates and intellectual property;
●	the Company’s ability to negotiate strategic partnerships, where appropriate, for technology and research data, iPSC and human primary cell-based disease models or drug candidates;
●	the Company’s ability to secure clinical co-development partnerships with pharmaceutical and biotechnology companies;
●	the Company’s need for significant additional capital and the Company’s ability to satisfy its capital needs;
●	the Company’s ability to complete required clinical trials of its products and obtain approval from the FDA or other regulatory agencies in different jurisdictions;
●	the Company’s ability to execute on its marketing and sales strategy for its preclinical research services and gain acceptance of its services in the market;
●	the Company’s ability to keep pace with rapidly advancing market and scientific developments;
●	the Company’s ability to satisfy U.S. (including the FDA) and international regulatory requirements with respect to its services;
●	the Company’s ability to maintain its present customer base and obtain new customers;
●	the Company’s ability to maintain the Company’s clinical and research collaborations and enter into new collaboration agreements with highly regarded organizations so that, among other things, the Company has access to thought leaders in advanced preclinical and translational science;
●	the Company’s potential product liability or intellectual property infringement claims;
●	the Company’s ability to maintain or protect the validity of its patents and other intellectual property;
●	the Company’s dependency on third-party manufacturers to supply it with instruments and specialized supplies;
●	the Company’s ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel with extensive relevant experience, who are in short supply;
●	the Company’s ability to effectively manage its international businesses in Australia and Europe, including the expansion of its customer base and volume of new contracts in these markets;
●	the Company’s dependency on the intellectual property licensed to the Company or possessed by third parties; and
●	the Company’s ability to adequately support future growth.

Cash Flows from Operations

Net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

	Nine months ended September 30,
	2021	2020
Net cash used in operating activities	$(13,990)	$(4,346)
Net cash provided by investing activities	29,692	11
Net cash provided by financing activities	6,709	5,975
Net increase in cash and cash equivalents	$22,411	$1,640

The Company had cash and cash equivalents of $23.2 million and $2.0 million as of September 30, 2021 and 2020, respectively.

Cash Used in Operating Activities

Net cash used in operating activities was $14.0 million for the nine months ending September 30, 2021, consisting of a net loss of $16.0 million, increased for net non-cash adjustments of $5.0. The non-cash adjustments include stock-based compensation of $1.0 million, depreciation and amortization expense of $0.9 million and a net loss related to the pre-merger StemoniX capital structure and related debt conversions of $2.7 million. Operating assets and liabilities used net cash of $2.9 million including a $1.0 million reduction in accounts payable and accrued expenses due to Merger related costs being payments in 2021. The net loss for the nine months ended September 30, 2021 includes $2.3 million of Merger related costs. Net cash used in operating activities was $4.3 million for the nine months ending September 30, 2020, consisting of a loss of $6.3 million, increased for net non-cash adjustments of $840 thousand, which includes a reduction of $649 thousand in operating expenses from the PPP loan. Operating assets and liabilities provided $1.1 million of cash from the $730 thousand funding of the Company’s PPP loan, an increase of $710 thousand in accounts payable principally resulting from accrued merger related professional service costs, offset by $375 thousand in cash utilized for operating lease payments.

Cash Provided by Investing

Net cash provided by investing activities was $29.7 million for the nine months ended September 30, 2021, principally from CGI cash balances at the close of the Merger offset by $521 thousand of equipment purchase. Investing activity cash flows were not significant for the nine months ended September 30, 2020.

Cash Provided by Financing Activities

Net cash provided by financing activities was $6.7 million for the nine months ending September 30, 2021 due to $5.0 million from the issuance of 2020 Convertible Notes and $1.8 million from the issuance of Series Preferred C shares. The net cash provided by financing activities of $6.0 million for the nine months ending September 30, 2020 was principally from the issuance of $4.5 million of 2020 Convertible Notes and $1.3 million of Series Preferred B shares.

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

While our significant accounting policies are described in more detail in Note 3 to our September 30, 2021 and 2020 consolidated financial statements appearing elsewhere herein, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue recognition. Prior to the Merger, the Company’s primary sources of revenue were product sales from the sale of microOrgan® plates and the performance of preclinical drug testing services using the microOrgan technology. Subsequent to the Merger, the Company’s revenues include vivoPharm’s discovery services, consisting primarily of contract research services focused primarily on unique specialized studies to guide drug discovery. The Company recognizes revenue when it satisfies performance obligations under the terms of its contracts, and transfers control of the product to its customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products. This process involves identifying the customer contract, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it (a) provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and (b) is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of a product to a customer, which is generally upon shipment as the customer has the ability to direct the use and obtain the benefit of the product.

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

Contract assets primarily represent revenue earnings over time that are not yet billable based on the terms of the contracts. Contract liabilities consist of fees invoiced or paid by Vyant Bio’s customers for which the associated performance obligations have not been satisfied and revenue has not been recognized based on Vyant Bio’s revenue recognition criteria described above.

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

The 2020 Convertible Notes contain a share settled redemption feature that requires conversion at the lesser of specified discounts from qualified financing price per share or the fair value of the common stock at the time of conversion. The discount changes based on the passage of time between issuance of the convertible note and the conversion event. This feature is considered a derivative that requires bifurcation because it provide a specified premium to the holder of the note upon conversion. We measured the share-settlement derivative obligation at fair value based on significant inputs that are not observable in the market and require significant judgement. This instrument was settled upon the closing of the Merger.

The Company issued a warrant during the first quarter of 2021 that contained an indexation feature not indexed to the Company’s stock resulting in this warrant to be accounted for as a derivative. As a result, this warrant was accounted for as a liability and marked to market from its issuance date in February 2021 through the Merger date, at which time the warrant’s indexation features were finalized.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2021, the end of the period covered by this report on Form 10-Q. Based on this evaluation, the Company’s President and Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer) have concluded that its disclosure controls and procedures were not effective at the reasonable assurance level at September 30, 2021 because of the material weakness in the Company’s internal control over financial reporting related to the accounting for potential impairment of intangible assets that existed at December 31, 2020 that has not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

Other than changes related to the remediation activities discussed below, there were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

Subsequent to the evaluation made in connection with filing the Company’s annual report on Form 10-K for the year ended December 31, 2020, management began the process of remediation of the material weakness included in the Form 10-K. The remediation plan includes the hiring of an experienced chief financial officer upon the closing of the Merger, effective March 30, 2021, the development of a financial model to forecast cash flows supporting our assessment of indicators of intangible asset impairment, the establishment of a disclosure committee to review key inputs into the preparation of the Company’s periodic reporting, benchmarking of key financial assumptions with external market data and the addition of a full-time financial planning and analysis professional to prepare this analysis. Management is committed to remediating the material weakness by changing its internal control over financial reporting.

The Company believes these actions will be sufficient to remediate the identified material weakness and to enhance its internal control over financial reporting. However, the new enhanced controls are not fully implemented as of September 30, 2021 or have not operated long enough to conclude at the time of this filing that the material weakness was remediated. The Company expects these deficiencies to be corrected by the end of 2021.

part II – Other information

ITEM 1: LEGAL PROCEEDINGS

On November 13, 2020, a purported stockholder of the Company filed a complaint against Cancer Genetics, Inc. (“CGI”), the chief executive officer of CGI and the directors of CGI in the U.S. District Court for the Southern District of New York, entitled, Scott Sawin v. Cancer Genetics, Inc. et al. The complaint (the “Sawin Complaint”) alleged that CGI’s Registration Statement on Form S-4, as filed with the SEC on October 16, 2020 related to the merger (the “Merger”) of CGI and StemoniX, Inc., omitted to disclose certain material information allegedly necessary to make statements made in the Registration Statement not misleading and/or false, in violation of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended and Rule 14a-9 promulgated thereunder, and alleged breach of fiduciary duty of candor/disclosure. The complaint sought injunctive relief, enjoining the Merger until the defendants disclosed the alleged omitted material information, and costs, among other remedies. Subsequently, eight other complaints were filed against CGI and the directors of CGI in the U.S. District Courts for the Southern District of New York, the District of Delaware, and the District of New Jersey alleging facts and seeking relief substantially similar to the Sawin Complaint.

On April 27, 2021, the Sawin Complaint was voluntarily dismissed, and subsequently all of the other eight complaints have also been voluntarily dismissed or dismissed by the court for lack of prosecution.

In November 2020, vivoPharm Pty Ltd received a letter from counsel for a customer of vivoPharm alleging entitlement to a refund of prepayments made under a master services agreement in the sum of approximately $164 thousand. Counsel for vivoPharm responded and denied any liability. In February 2021 counsel for the customer repeated its claim and stated its intent to commence litigation if the matter were not resolved. The parties settled this matter during the quarter ended September 30, 2021. This settlement had been fully accrued in the quarter ended June 30, 2021.

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

There have been no material changes in our risk factors subsequent to the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2021.

VYANT BIO, INC.

Date: November 12, 2021	By:	/s/ John A. Roberts
John A. Roberts
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew D. C. LaFrence
Andrew D. C. LaFrence
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

