Form 10-Q
period 2022-03-31
Vyant Bio, Inc.
filed 2022-05-16
CIK 1349929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

Commission File Number 001-35817

VYANT BIO, INC.

(Exact name of registrant as specified in the charter)

Delaware	04-3462475
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2 Executive Campus

2370 State Route 70, Suite 310

Cherry Hill, NJ 08002

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (201) 479-1357

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

There were 29,412,798 shares of common stock, par value $0.0001 of Vyant Bio, Inc. issued and outstanding as of May 10, 2022.

Vyant Bio, Inc. and Subsidiaries

Part I Financial Information

Item 1 Condensed Consolidated Financial Statements

Vyant Bio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Shares and USD in Thousands)

	March 31,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$16,440	$20,608
Trade accounts and other receivables	585	434
Inventory	497	475
Prepaid expenses and other current assets	1,941	895
Assets of discontinuing operations – current	1,001	802
Total current assets	20,464	23,214
Non-current assets:
Fixed assets, net	908	1,020
Operating lease right-of-use assets, net	1,764	673
Long-term prepaid expenses and other assets	1,265	1,221
Assets of discontinuing operations – non-current	8,128	11,508
Total non-current assets	12,065	14,422
Total assets	$32,529	$37,636

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,765	$740
Accrued expenses	1,476	764
Deferred revenue	72	74
Obligations under operating leases, current portion	241	174
Obligation under finance lease, current portion	158	157
Liabilities of discontinuing operations – current	3,760	3,522
Total current liabilities	7,472	5,431
Obligations under operating leases, less current portion	1,540	516
Obligations under finance leases, less current portion	258	293
Long-term debt	57	57
Liabilities of discontinuing operations – non-current	834	49
Total liabilities	$10,161	$6,346

Commitments and contingencies

Stockholders’ equity:
Preferred stock, authorized 9,764 shares $0.0001 par value, none issued	-	-
Common stock, authorized 100,000 shares, $0.0001 par value, 29,412 and 28,993 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	110,411	110,174
Accumulated deficit	(87,976)	(78,813)
Accumulated comprehensive loss	(70)	(74)
Total Stockholders’ equity	22,368	31,290
Total liabilities and Stockholders’ equity	$32,529	$37,636

See Notes to Unaudited Condensed Consolidated Financial Statements.

Vyant Bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(Shares and USD in Thousands)

	Three months ended March 31,
	2022	2021
Revenue:
Service	$94	$97
Product	209	106
Total revenue	303	203
Operating costs and expenses:
Cost of goods sold – service	38	64
Cost of goods sold – product	348	396
Research and development	1,551	820
Selling, general and administrative	2,763	1,214
Merger related costs	-	2,145
Total operating costs and expenses	4,700	4,639
Loss from operations	(4,397)	(4,436)

Other (expense) income:
Change in fair value of warrant liability	-	214
Change in fair value of share-settlement obligation derivative	-	(250)
Loss on debt conversions	-	(2,518)
Interest expense	(9)	(368)
Total other expense	(9)	(2,922)
Loss from continuing operations before income taxes	(4,406)	(7,358)
Income tax expense (benefit)	-	-
Loss from continuing operations	(4,406)	(7,358)
Discontinuing operations (net of $0 tax benefit in 2022 and 2021)	(4,757)	(8)
Net loss	(9,163)	(7,366)
Cumulative translation adjustment	4	-
Comprehensive loss	$(9,159)	$(7,366)

Net loss per share attributed to common stock – basic and diluted:
Net loss per share from continuing operations	$(0.15)	$(2.31)
Net loss per share from discontinuing operations	(0.17)	-
Net loss per share	$(0.32)	$(2.31)
Weighted average shares outstanding:
Weighted average common shares outstanding - Basic and Diluted	29,013	3,184

See Notes to Unaudited Condensed Consolidated Financial Statements.

Vyant Bio, Inc.

Condensed Consolidated Statements of Temporary Equity Common Stockholders’ Equity (Deficit)

(unaudited)

(Shares and USD in Thousands)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid In	Accumulated	Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of January 1, 2022	28,993	$3	$110,174	$(78,813)	$(74)	$31,290
Stock-based compensation	-	-	334	-	-	334
Exercise of stock options	5	-	4	-		4
Vesting of restricted stock	8	-	-	-	-	-
Issuance of common stock to Lincoln Park Capital Fund, LLC, and issuance costs	406	-	(101)	-	-	(101)
Foreign currency translation adjustment	-	-	-	-	4	4
Net loss	-	-	-	(9,163)	-	(9,163)
Balance as of March 31, 2022	29,412	$3	$110,411	$(87,976)	$(70)	$22,368

	Three Months Ended March 31, 2021
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Total Temporary	Common Stock		Additional Paid In	Accumulated	Total Common Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Equity	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	4,612	$12,356	3,489	$16,651	-	-	$29,007	2,594	-	$1,514	$(37,954)	$(36,440)
Stock-based compensation	-	-	-	-	-	-	-	-	-	366	-	366

Exercise of stock options	-	-	-	-	-	-	-	-	-	4	-	4
Issuance of Series C Convertible Preferred shares, net of issuance costs of $214	-	-	-	-	567	1,786	1,786	-	-	-	-	-
Issuance of Common Stock for acquisition consideration	-	-	-	-	-	-	-	11,007	2	59,918	-	59,920
Issuance of Incremental shares to StemoniX shareholders upon Merger	-	-	-	-	-	-	-	805	-	-	-	-
Conversion of Preferred Stock to Common Stock upon Merger	(4,612)	(12,356)	(3,489)	(16,651)	(567)	(1,786)	(30,793)	11,197	1	30,792	-	30,793
Conversion of 2020 Notes to Common Stock upon Merger	-	-	-	-	-	-	-	3,339	-	16,190	-	16,190
Preferred stock warrant settled for Common Stock upon Merger	-	-	-	-	-	-	-	43	-	-	-	-

Warrant liability reclassified to equity upon Merger	-	-	-	-	-	-	-		-	421	-	421
Net loss	-	-	-	-	-	-	-	-	-	-	(7,366)	(7,366)
Balance as of March 31, 2021	-	$-	-	$-	-	$-	-	28,985	$3	$109,205	$(45,320)	$63,888

Vyant Bio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(USD in Thousands)

	Three months ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(9,163)	$(7,366)
Net loss from discontinuing operations	4,757	8
Reconciliation of net loss to net cash used in operating activities, continuing operations:
Stock-based compensation	278	366
Amortization of operating lease right-of-use assets	98	117
Depreciation and amortization expense	142	126
Change in fair value of share-settlement obligation derivative	-	250
Change in fair value of warrant liability	-	(214)
Change in fair value of 2020 Convertible Note with fair value election	-	4
Accretion of debt discount	-	173
Loss on conversion of debt	-	2,518
Changes in operating assets and liabilities net of impacts of business combination:
Trade accounts and other receivables	(151)	138
Inventory	(22)	6
Prepaid expenses and other current assets	213	(110)
Accounts payable	(279)	(727)
Obligations under operating leases	(98)	(117)
Accrued expenses and other current liabilities	714	251
Net cash used in operating activities, continuing operations	(3,511)	(4,577)
Net cash used in operating activities, discontinuing operations	(461)	(8)
Net cash used in operating activities	(3,972)	(4,585)
Cash Flows from Investing Activities:
Equipment purchases	(30)	(26)
Cash acquired from acquisition	-	30,163
Net cash (used in) provided by investing activities, continuing operations	(30)	30,137
Net cash used in investing activities, discontinuing operations	(30)	-
Net cash (used in) provided by investing activities	(60)	30,137
Cash Flows from Financing Activities:
Issuance of common stock, net of issuance costs	(97)	4
Issuance of Series C Preferred Stock, net of issuance costs	-	1,786
2020 Convertible Note proceeds	-	5,022
Principal payments on long-term debt	-	(82)
Principal payments on obligations under finance leases	(34)	-
Net cash (used in) provided by financing activities, continuing operations	(131)	6,730
Net cash used in financing activities, discontinuing operations	(5)	-
Net cash (used in) provided by financing activities	(136)	6,730
Net (decrease) increase in cash and cash equivalents	(4,168)	32,282
Cash and cash equivalents, and restricted cash beginning of the period	20,608	792
Cash and cash equivalents, and restricted cash end of the period	$16,440	$33,074

Cash and cash equivalents	$16,440	$32,337
Restricted cash	-	737
Total cash and cash equivalents and restricted cash	$16,440	$33,074

Supplemental disclosure of cash flow information from continuing operations:
Cash paid for interest	$7	$-
Cash paid for income taxes	1	-
Non-cash investing activities from continuing operations:
Fair value of non-cash merger consideration	$-	$59,920
Right-of-use asset obtained in exchange for new lease	1,189	-
Non-cash financing activities from continuing operations:
Conversion of Preferred Stock to Common Stock upon Merger	$-	$30,793
Conversion of 2020 Convertible Notes and Accrued Interest to Common Stock upon Merger	-	16,190
Reclass warrant liability to equity upon Merger	-	421

See Notes to Unaudited Condensed Consolidated Financial Statements.

Vyant Bio, Inc.

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

As further described in Note 3, in December 2021, the Company’s Board of Directors approved a plan to sell the vivoPharm Pty Ltd and related subsidiaries (“vivoPharm”) business to focus the Company on the development of neurological developmental and degenerative disease therapeutics. The Company engaged an investment banker in December 2021 to sell the vivoPharm business during 2022.

The accompanying unaudited condensed consolidated financial statements include all accounts and wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). All intercompany transactions have been eliminated. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited consolidated financial statements of the Company.

No new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s condensed consolidated financial statements.

These unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements for the year ended December 31, 2021, and notes thereto included in our Annual Report on Form 10-K as filed with the SEC. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the entire 2022 year.

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

The Company incurred $2.145 million of costs associated with the Merger that have been reported on the condensed consolidated statement of operations as Merger related costs for the three-months ended March 31, 2021. As of March 31, 2021 accounts payable includes $63 thousand of Merger-related costs.

The following details the allocation of the preliminary purchase price consideration recorded on March 30, 2021, the acquisition date, with adjustments recorded through March 30, 2022, the end of the period for which purchase accounting adjustments can be recorded, and the final purchase price allocation.

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

The Company has completed valuation analyses necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. Fair values were based on management’s estimates and assumptions. The Company recognized intangible assets related to the Merger, which consist of the tradename valued at $1.5 million with an estimated useful life of ten years and customer relationships valued at $8.0 million with an estimated useful life of ten years. The initial measurement of these intangible assets were classified as Level 3 measurements within the fair value hierarchy. The value of the vivoPharm tradename was determined using the relief from royalty method based on analysis of profitability and review of market royalty rates. The Company determined that a 1.0% royalty rate was appropriate given the business-to-business nature of the vivoPharm operations. The value of the vivoPharm customer relationships was determined using an excess earnings method based on projected discounted cash flows and historic customer data. Key assumptions in this analysis included an estimated 10% annual customer attrition rate based on historical vivoPharm operations, a blended U.S. federal, state and Australian income tax rate of 27.1%, a present value factor of 8.5% as well as revenue, cost of revenue and operating expense assumptions regarding the future growth, operating expenses, including corporate overhead charges, and required capital investments.

The following presents the unaudited pro forma combined financial information as if the Merger had occurred as of January 1, 2020:

March 31, 2021
Total revenue	$1,841
Net loss	$(6,495)
Pro forma loss per common share, basic and diluted	$(.21)
Pro forma weighted average number of common shares outstanding, basic and diluted	28,985

The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred had the Merger been completed as of January 1, 2020, nor are they necessarily indicative of future consolidated results.

Note 3. Discontinuing Operations

In December 2021, the Company’s Board of Directors approved a plan to sell the vivoPharm Pty Ltd and related subsidiaries (“vivoPharm”) business to focus the Company on the development of neurological developmental and degenerative disease therapeutics. In December 2021, the Company engaged an investment bank to sell the vivoPharm business which is expected to be completed 2022.

The Company classified the vivoPharm business as held for sale as of December 31, 2021, and, given the significance of the change in the Company’s strategy, classified this business as discontinuing operations in these condensed consolidated financial statements. Therefore, the results for the three months ended March 31, 2021 have been retroactively restated to reflect the vivoPharm business as discontinuing operations. In connection with the reclassification of the vivoPharm business as held for sale in the fourth quarter of 2021, the Company completed a valuation of the net carrying value of this business and recorded a goodwill impairment charge of $20.2 million. The Company valued the vivoPharm business as of December 31, 2021 equally weighting public company revenue multiples as of December 31, 2021 and comparable transaction revenue multiples, which are classified as Level 3 measurements within the fair value hierarchy. The Company updated the valuation of the vivoPharm business as of March 31, 2022 based on equally weighting public company revenue multiples as of March 31, 2022 and comparable transaction revenue multiples. As a result of this analysis, the Company recorded an additional impairment charge of $4.3 million during the quarter ended March 31, 2022 consisting of the write-off of the remaining $2.2 million goodwill balance and reducing the cost basis of customer relationships and tradenames by $1.8 million and $0.3 million, respectively.

Also included in discontinuing operations are pre-Merger-related payables related to Cancer Genetic’s sale of its BioPharma and Clinical businesses (“Pre-Merger discontinuing operations”). As of March 31, 2022 and December 31, 2021, $409 thousand of liabilities relating to these businesses are classified as other current liabilities – discontinuing operations on the Company’s condensed consolidated balance sheets.

The following tables reflect the vivoPharm business operations for the three months ended March 31, 2022 and as of March 31, 2022 and December 31, 2021. As the vivoPharm business was acquired on March 30, 2021, the results of discontinuing operations for this business for the three-months ended March 31, 2021 were not significant.

Results of discontinuing operations were as follows for the three months ended March 31, 2022:

Revenue	$1,353
Cost of goods sold	775
General and administrative	1,045
Impairment of goodwill and intangible assets	4,290
Total operating costs and expenses	6,110
Loss from discontinuing operations	(4,757)
Total other income	-
Loss from discontinuing operations before income taxes	(4,757)
Income tax benefit	-
Net loss from discontinuing operations	$(4,757)

Asset and liabilities of discontinuing operations were as follows as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Accounts receivable	$542	$457
Other current assets	459	345
Assets of discontinuing operations - current	1,001	802

Fixed assets, net of accumulated depreciation	191	163
Operating lease right-of-use assets	941	30
Intangible assets, net	6,634	8,787
Goodwill	-	2,164
Other assets	362	364
Assets of discontinuing operations - non-current	8,128	11,508

Accounts payable	$442	$358
Accrued expense	417	418
Obligation under operating lease, current	151	29
Obligation under finance lease, current	34	32
Deferred revenue	1,942	1,911
Taxes payable	365	365
Other current liabilities	409	409
Liabilities of discontinued operations - current	3,760	3,522

Obligations under operating leases, less current	794	2
Obligations under finance leases, less current	40	47
Liabilities of discontinued operations - non-current	834	49

During the three months ended March 31, 2022, the vivoPharm business signed an extension to its Hershey, Pennsylvania facility lease and a new lease in South Australia resulting in an increase of $1.0 million of right-of-use (“ROU”) assets and related liability within discontinuing operations.

Intangible assets consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Customer relationships	$6,187	$8,000
Trade name	1,160	1,500
	7,347	9,500
Less accumulated amortization	(713)	(713)
Intangible assets, net	$6,634	$8,787

Goodwill arising from the Merger was solely attributed to the vivoPharm business. The following is a roll forward of goodwill as of and for the three months ended March 31, 2022:

2022

Beginning balance, January 1	$2,164
Purchase price adjustments	-
Impairment charge	(2,164)
Ending balance, March 31	$-

Note 4. Inventory

The Company’s inventory consists of the following:

	March 31, 2022	December 31, 2021
Finished goods	$56	$23
Work in process	51	138
Raw materials	390	314
Total inventory	$497	$475

Note 5. Fixed Assets

Presented in the table below are the major classes of fixed assets by category:

	March 31, 2022	December 31, 2021
Equipment	$2,752	$2,733
Furniture and fixtures	6	6
Leasehold improvements	261	251
	3,019	2,990
Less accumulated depreciation	(2,111)	(1,970
	$908	$1,020

Depreciation expense from continuing operations recognized during the three months ended March 31, 2022 and 2021 was $142 thousand and $126 thousand, respectively.

Note 6. Leases

The Company leases its laboratory, research and administrative office space under various operating leases. In January 2022, the Company recorded a $1.2 million of ROU asset and related liability upon the signing of a new 5-year lease in San Diego, California.

The components of operating and finance lease expenses for the three-month periods ended March 31, are as follows:

	2022	2021
Operating lease costs	$98	$107
Finance lease costs:
Depreciation of ROU assets	40	-
Interest on lease liabilities	7	-
Total finance lease cost	47	-
Variable lease costs	-	-
Short-term lease costs	-	-
Total lease cost	$145	$107

Amounts reported in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 are as follows:

	2022	2021
Operating leases:
Operating lease ROU assets, net	$1,764	$673
Operating lease current liabilities	241	174
Operating lease long-term liabilities	1,540	516
Total operating lease liabilities	1,781	690
Finance leases:
Equipment	477	477
Accumulated depreciation	(79)	(63)
Finance leases, net	398	414
Current installment obligations under finance leases	158	157
Long-term portion of obligations under finance leases	258	293
Total finance lease liabilities	$416	$450

Other information related to leases from continuing operations for the three-month periods ended March 31, are as follows:

	2022	2021
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$98	$117
Financing cash flow from finance leases	34	-
Weighted average remaining lease term:
Operating leases	5.18 years	5.65 years
Finance leases	2.5 years	-
Weighted average discount rate:
Operating leases	8.3%	9.6%
Finance leases	6.5%	8.1%

Annual payments of lease liabilities under noncancelable leases from continuing operations as of March 31, 2022 are as follows:

	Operating leases	Finance leases
Remainder of 2022	$303	$136
2023	433	181
2024	423	136
2025	427	-
2026	441	-
2027	200	-
Thereafter	-	-
Total undiscounted lease payments	2,227	452
Less: Imputed interest	(446)	(36)
Total lease liabilities	$1,781	$416

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

As of both March 31, 2022 and December 31, 2021, the Company’s liability for gross unrecognized tax benefits (excluding interest and penalties) totaled $0 thousand and $0, respectively in continuing operations. The Company had accrued interest and penalties relating to unrecognized tax benefits of $0 and $0 on a gross basis as of March 31, 2022 and December 31, 2021, respectively in continuing operations. The change in the liability for gross unrecognized tax benefits reflects an increase in reserves established for foreign uncertain tax positions arising from the Merger. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

Note 8. Long-Term Debt

Long-term debt as of March 31, 2022 and December 31, 2021 consists of a $57 thousand Economic Injury Disaster Loan with annual principal payments of approximately $1 thousand per year.

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

Payroll Protection Plan Loan

In April 2020, the Company applied for and received a $730 thousand loan under the Payroll Protection Plan (“PPP”) as part of the Coronavirus Aid, Relief, and Economic Security Act’s (“CARES Act”). Under the PPP, the Company was able to receive funds for two and a half months of payroll, rent, utilities, and interest cost. In April 2021 the SBA fully forgave the PPP loan. The $730 thousand of PPP loan forgiveness was recorded as a reduction of operating costs during 2020.

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

Lincoln Park Capital Fund, LLC Agreement

On March 28, 2022, the Company entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which, subject to the terms and conditions, provides that the Company has the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $15.0 million of its common shares. Additionally, on March 28, 2022, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park, pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”), covering the resale of shares of common stock issued to Lincoln Park under the Purchase Agreement. In addition, under the Purchase Agreement, the Company agreed to issue a commitment fee of 405,953 common shares, or the Commitment Shares, as consideration for Lincoln Park entering into the Purchase Agreement. Under the Purchase Agreement, the Company may from time to time for 30 months following May 9, 2022 (the “Commencement Date”), at its discretion, direct Lincoln Park to purchase on any single business day, or a Regular Purchase, up to (i) 50,000 common shares, (ii) 75,000 common shares if the closing sale price of its common shares is not below $1.50 per share on Nasdaq or (iii) 100,000 common shares if the closing sale price of its common shares is not below $2.50 per share on Nasdaq. In addition to Regular Purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $1.0 million absent a mutual agreement to increase such amount. The purchase price per share for each Regular Purchase will be based on prevailing market prices of the Common Stock immediately preceding the time of sale as computed in accordance with the terms set forth in the Purchase Agreement. There are no upper limits on the price per share that Lincoln Park must pay for shares of Common Stock under the Purchase Agreement. The Purchase Agreement may be terminated by the Company at any time after the Commencement Date, at its sole discretion, without any cost or penalty, by giving one business day notice to Lincoln Park to terminate the Purchase Agreement.

For the quarter ended March 31, 2022, the Company incurred $101 thousand of issuance costs related to Lincoln Park and Canaccord Genuity LLC At The Market (“ATM”) (see Note 16. Subsequent Events) arrangements which were recorded as issuance costs in the Condensed Consolidated Statements of Stockholders’ Equity.

Preferred Stock

Series A and B Preferred Stock

As of December 31, 2020, the Company had 4,611,587 shares of Series A Preferred Stock (the “Series A Preferred”) 3,489,470 shares of Series B Preferred Stock (the “Series B”) issued and outstanding (collectively the “Preferred Stock”). The Company had classified the Preferred Stock as temporary equity in the condensed consolidated balance sheets as the Preferred Shareholders controlled a Deemed Liquidation Event, as defined below, under the terms of the Series A and Series B Preferred Stock as described below. Effective with the Merger, all the Series A Preferred and the Series B Preferred shares were exchanged for 5,973,509 and 4,524,171 shares of common stock, respectively, and the related carrying value was reclassified to common stock and additional paid-in capital.

Series C Preferred Stock

Effective March 15, 2021, StemoniX’s shareholders approved the Merger with Cancer Genetics and the authorization of $2.0 million of StemoniX’s Series C Preferred Stock (“Series C Preferred”). Effective with the Merger on March 30, 2021, the Series C Preferred shares were exchanged for 699,395 shares of Vyant Bio common stock and the related carrying value was reclassified to common stock and additional paid-in capital.

Warrants

Common Stock Warrants

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

In connection with the Merger, the Company assumed 2,157,686 common stock warrants issued in prior financings of which 2,149,106 remain outstanding as of March 31, 2022. A summary of all common stock warrants outstanding as of March 31, 2022 is as follows:

Issuance Related to:	Exercise Price	Outstanding Warrants	Expiration Dates
2020 Convertible Note	$5.91	143,890	Feb 23, 2026
2021 offerings	$3.50	1,624,140	Feb 10, 2026 - Aug 3, 2026
Advisory fees	$2.42 - $7.59	492,894	Jan 9, 2024 - Oct 28, 2025
Debt	$27.60	14,775	Mar 22, 2024
Debt	$450.00	9,185	Oct 17, 2022 - Dec 7, 2022
Debt	$300.00	8,112	Oct 17, 2022
Total		2,292,996

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

Upon the Merger, all of the Level 3 instruments were exchanged for Vyant Bio equity classified instruments. Prior to their exchange, all of these instruments were marked to their fair market values with corresponding changes recorded in the statement of operations in the first quarter of 2021.

In the fourth quarter of 2021, the Company classified the vivoPharm business as discontinuing operations and applied held for sale accounting. The Company valued the vivoPharm business as of December 31, 2021 equally weighting public company revenue multiples as of December 31, 2021 and comparable transaction revenue multiples, which are classified as Level 3 measurements within the fair value hierarchy. The Company updated the valuation of the vivoPharm business as of March 31, 2022 based on equally weighting public company revenue multiples as of March 31, 2022 and comparable transaction revenue multiples, which resulted in a $4.5 million decrease to the fair value of vivoPharm. The fair value of the vivoPharm business was estimated to be $11.0 million and $6.5 million as of December 31, 2021 and March 31, 2022, respectively. The Company recognized an impairment charge of $4.3 million during the quarter ended March 31, 2022, which decreased vivoPharm’s net carrying value, net of estimated disposal costs from $9.2 million as of December 31, 2021 to $4.9 million as of March 31, 2022.

The following tables present changes in fair value of level 3 valued instruments as of and for the three months ended March 31, 2022 and 2021:

vivoPharm Business
Balance – January 1, 2022	$11,000
Additions	-
Measurement adjustments	(4,500)
Settlement	-
Balance – March 31, 2022	$6,500

	2020 Convertible Note	Warrant	Embedded Derivative
Balance – January 1, 2021	$-	$-	$1,690
Additions	3,746	635	325
Measurement adjustments	4	(214)	250
Settlement	(3,750)	(421)	(2,265)
Balance – March 31, 2021	$-	$-	$-

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

Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted loss per share calculations for the three months ended March 31, 2022 and 2021:

	March 31,
	2022	2021
Net loss from continuing operations	$(4,406)	$(7,358)
Net loss from discontinuing operations	(4,757)	(8)
Net loss	$(9,163)	$(7,366)
Basic and diluted weighted average shares outstanding	29,012,536	3,184,106
Basic and diluted net loss per share:
Continuing operations	$(0.15)	$(2.31)
Discontinuing operations	(0.17)	-
Net loss	$(0.32)	$(2.31)

The following securities were not included in the computation of diluted shares outstanding for the for the three months ended March 31, 2022 and 2021 because the effect would be anti-dilutive:

	March 31,
	2022	2021
Common stock warrants	2,292,996	2,301,576
Common stock options	2,766,616	2,268,543
Total	5,059,612	4,570,119

Note 12. Stock-Based Compensation

The Company has two pre-Merger legacy equity incentive plans: the Cancer Genetics Inc. 2011 Equity Incentive Plan (the “2011 Plan”), and the StemoniX Inc. 2015 Stock Option Plan (the “2015 Plan”, and collectively, the “ Frozen Stock Option Plans”). The Frozen Stock Option Plans as well as the 2021 Plan (as defined below) are meant to provide additional incentive to officers, employees and consultants to remain in the Company’s employment. Options granted are generally exercisable for up to 10 years. Effective with the Merger, the Company is no longer able to issue options from the Frozen Stock Option Plans. Effective with the Merger, the Vyant Bio 2021 Equity Incentive Plan (the “2021 Plan”) came into effect, pursuant to which the Company’s Board of Directors may grant up to 4,500,000 of equity-based instruments to officers, key employees, and non-employee consultants.

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

During the three-month period ended March 31, 2022, the Company granted 725,301 stock options to officers and other employees, 350,896 restricted stock units (“RSUs”) to the Company’s Board of Directors. The options granted to officers and employees vest over various terms based on the underlying agreement as 606,720 contain performance vesting criteria. The RSUs granted to Board members vests one year from the grant date.

As of March 31, 2022, there were 2,228,537 additional shares available for the Company to grant under the 2021 Plan. The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The assumptions for stock option grants during the quarters ended March 31, 2022 and 2021 are provided in the following table.

	2022	2021
Valuation assumptions
Expected dividend yield	0.0%	0.0%
Expected volatility	56.3% –69.8%	119-123%
Expected term (years) – simplified method	3.0 – 6.1	5.5 – 6.0
Risk-free interest rate	1.74% – 2.13%	0.98% – 1.12%

Stock option activity during the for the three-month periods ended March 31, 2022 and 2021 is as follows:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term
Balance as of January 1, 2021	756,383	$1.82	8.7
Granted	1,229,590	4.61
Additional options grant StemoniX holders	292,995	4.61
Options assumed in Merger	55,840	45.95
Exercised	(29,916)	1.24
Forfeited	(29,349)	2.00
Expired	(7,000)	1.39
Balance as of March 31, 2021	2,268,543	$4.79	8.1

Balance as of January 1, 2022	2,320,097	4.19	7.4
Granted	725,301	1.01
Exercised	(5,174)	0.96
Forfeited	(255,766)	4.22
Expired	(17,842)	57.24
Balance as of March 31, 2022	2,766,616	$3.01	8.7

Exercisable as of March 31, 2022	1,011,626	$3.72	7.6

The weighted average grant-date fair value of options granted during the three-month periods ended March 31, 2022 and 2021 was $0.54 and $3.89, respectively. The aggregate intrinsic value of options outstanding as of March 31, 2022 was $0.1 million. The intrinsic value of options exercisable was $0.1 million as of March 31, 2022. The total intrinsic value of options exercised was $1 thousand and $23 thousand for the three-month period ended March 31, 2022 and 2021, respectively.

The Company recognized stock-based compensation in continuing operations related to different instruments for the three-month periods ended March 31 as follows:

	2022	2021
Stock options	$258	$366
Shares issued for services	20	-
Total	$278	$366

As of March 31, 2022, there was $3.5 million of total unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.75 years.

Note 13. Segment Information

The Company reports segment information based on how the Company’s chief operating decision maker (“CODM”), regularly reviews operating results, allocates resources and makes decisions regarding business operations. For segment reporting purposes, the Company’s business structure is comprised of one operating and reportable segment.

During the three-months ended March 31, 2022 and 2021, four customers and three customers accounted for approximately 76% and 69%, respectively, of the consolidated revenue from continuing operations.

During the three-months ended March 31, 2022 and 2021, approximately 33% and 38%, respectively, of the Company’s consolidated revenue from continuing operations were earned outside of the U.S.

Customers representing 10% or more of the Company’s total revenue from continuing operations for the three-month periods ended March 31, 2022 and 2021 are presented in the table below:

	2022	2021
Customer A	27%	24%
Customer B	24%	28%
Customer C	14%	n/a
Customer D	11%	n/a
Customer E	n/a	17%

Note 14. Related Party Transactions

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

During the first quarter of 2022, the Company paid a third-party collaboration partner $39 thousand as a reimbursement of third-party costs incurred by the collaborator in connection with the collaboration arrangement. In September 2021, an executive’s family member became an employee of this collaborator. The arrangements with this third-party collaborator had arms-length terms.

Note 15. Contingencies

We are not currently subject to any material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Note 16. Subsequent Event

At The Market Financing

On April 8, 2022, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with Canaccord Genuity LLC (the “Agent”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $20,000,000 (the “Shares”), depending on market demand, with the Agent acting as an agent for sales. Sales of the Shares may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the NASDAQ Capital Market. The Agent will use its commercially reasonable efforts to sell the Shares requested by the Company to be sold on its behalf, consistent with the Agent’s normal trading and sales practices, under the terms and subject to the conditions set forth in the Sales Agreement. The Company has no obligation to sell any of the Shares. The Company may instruct the Agent not to sell the Shares if the sales cannot be effected at or above the price designated by the Company from time to time and the Company may at any time suspend sales pursuant to the Sales Agreement. The Company will pay the Agent a commission of up to 3.0% of the gross proceeds from the sale of Shares by the Agent under the Sales Agreement. The Company has also agreed to reimburse the Agent for its reasonable documented out-of-pocket expenses, including fees and disbursements of its counsel, in the amount of $75,000. In addition, the Company has agreed to provide customary indemnification rights to the Agent. The Offering will terminate upon the earlier of (i) the issuance and sale of all Shares subject to the Sales Agreement, or (ii) the termination of the Sales Agreement as permitted therein, including by either party at any time without liability of any party.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information management believes is useful in understanding the operating results, cash flows and financial condition of Vyant Bio, Inc. The discussion should be read in conjunction with both the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, each included in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statement entitled “Forward-Looking Statements” located at the end of this Item 2.

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

Business Disposals - Discontinuing Operations

In December 2021, vivoPharm, met the criteria to be reported as discontinuing operations. Therefore, the related assets, liabilities, operating results and cash flows of the vivoPharm business are reported as discontinuing operations as of December 31, 2021, and for period from the Merger date of March 30, 2021 through December 31, 2021. See Note 3. Discontinuing Operations, to the condensed consolidated financial statements included in Part I, Item 1 above for additional information.

Revenue from Continuing Operations

The Company’s primary revenue sources are microOrgan plate product sales and the performance of preclinical drug testing services using our microOrgan technology, referred to as Discovery as a Service, or DaaS. The Company plans to focus its resources on internal drug discovery development programs and will wind down substantially all customer revenue generation in the first half of 2022. For the three months ended March 31, 2022 and 2021, 33% and 38%, respectively, of revenue from continuing operations in each year was generated from customers located outside of the United States. During the three months ended March 31, 2022 and 2021, four customers accounted for approximately 76% and three customers accounted for approximately 69%, respectively, of the consolidated revenue from continuing operations.

Cost of Goods Sold from Continuing Operations

The Company separately reports cost of goods sold for product sales and service revenue. Product revenue costs include labor and product costs such as labware, plates and reagents required to develop iPSC’s into microOrgans as well as overhead, facility and equipment costs at the Company’s Maple Grove, Minnesota facility. As the facility was designed to accommodate the Company’s long-term growth, it has historically operated at less than 25% of capacity. The Company is converting the Maple Grove facility to a research and development facility in the first half of 2022 to focus its resources on internal drug discovery development programs. Cost of goods sold for service revenue includes internal labor, materials and allocated overhead costs to perform services for DaaS projects.

Operating Expenses from Continuing Operations

The Company classifies its operating expenses into three categories: research and development, selling, general and administrative as well as merger related costs. Operating expenses principally consist of personnel costs including non-cash stock-based compensation, outside services, laboratory consumables, rent, overhead, development costs, and marketing program costs, legal and accounting fees.

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

Coronavirus (COVID-19) Pandemic. On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. Many of the Company’s customers worldwide were impacted by COVID-19 and temporarily closed their facilities which impacted revenue in the first half of 2020. While the impact of the pandemic on our business lessened in 2021, the global outbreak of COVID-19 has continued in 2022 with new variants and has impacted the way we operate our business, including remote working, including its impact on technology security risks and employee retention. The extent to which the COVID-19 pandemic may impact the Company’s future business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as, the duration of the outbreak, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions, and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease.

The Company is actively monitoring the impact of the COVID-19 pandemic on its business, results of operations and financial condition. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition in the future is unknown at this time and will depend on future developments that are highly unpredictable.

As the Merger was consummated at the close of business on March 30, 2021, the Company’s condensed consolidated statement of operations for the three months ended March 31, 2021 includes one day of operations associated with the historical CGI business. Further, as noted in Note 3. Discontinuing Operations, to the condensed consolidated financial statements included herein, the vivoPharm business has been classified as discontinuing operations commencing in the fourth quarter of 2021. Therefore, the results for the three months ended March 31, 2021 have been retroactively restated to reflect the vivoPharm business as discontinuing operations.

Results of Operations

Three Months Ended March 31, 2022 and 2021

The following table sets forth certain information concerning the Company’s results from continuing operations for the periods shown (in thousands):

	Three months ended March 31,		Dollar	Percentage
	2022	2021	Change	Change
Revenue:
Service	$94	$97	$(3)	(3)%
Product	209	106	103	97
Total revenue	303	203	100	49

Operating costs and expenses:
Cost of goods sold – service	38	64	(26)	(41)
Cost of goods sold – product	348	396	(48)	(12)
Research and development	1,551	820	731	89
Selling, general and administrative	2,763	1,214	1,549	128
Merger related costs	-	2,145	(2,145)	(100)
Total operating costs and expenses	4,700	4,639	61	1
Loss from operations	(4,397)	(4,436)	39	(1)

Other (expense) income:
Change in fair value of warrant liability	-	214	(214)	n/a
Change in fair value of share-settlement obligation derivative	-	(250)	250	n/a
Loss on debt conversions	-	(2,518)	2,518	n/a
Interest expense, net	(9)	(368)	359	(98)
Total other (expense) income	(9)	(2,922)	2,913	(100)
Loss from continuing operations before income taxes	(4,406)	(7,358)	2,952	(40)
Income tax expense (benefit)	-	-	-
Net loss from continuing operations	$(4,406)	$(7,358)	$2,952	(40)%

Operating results: Comparison for the three months ended March 31, 2022 and 2021

Revenue from Continuing Operations

Total revenue increased 49%, or $100 thousand, to $303 thousand for the three months ended March 31, 2022, as compared with $203 thousand for the three months ended March 31, 2021. We realized an increase in product revenue of 97% or $103 thousand in 2022 due to increased sales volume and increased sales price as compared with 2021. 2022 DaaS service revenue decreased by $3 thousand.

Cost of Goods Sold from Continuing Operations

Cost of goods sold – service aggregated $38 thousand and $64 thousand, respectively, for the three months ended March 31, 2022 and 2021, resulting in a cost of goods sold of 40% and 66%, respectively, of service revenue. The 2022 period was impacted by a higher margin projects and the 2021 period was impacted by incremental costs incurred to achieve contract deliverables.

Cost of goods sold – product aggregated $348 thousand and $396 thousand for the three months ended March 31, 2022 and 2021, respectively, resulting in a cost of goods sold gross margin deficit of $139 thousand and $290 thousand. The decrease in cost of sales resulted from a decrease in scrap and our focus on transforming our Maple Grove location to a research and development facility in 2022.

Operating Expenses from Continuing Operations

Research and development expenses increased by 89%, or $731 thousand, to $1.6 million for the three months ended March 31, 2022 from $820 thousand for the three months ended March 31, 2021. This increase is principally due a $336 thousand increase in payroll-related and consulting expenses, a $315 thousand increase in research and development activities at our Maple Grove facility, and $48 thousand related to moving to a new facility in California.

Selling, general and administrative expenses increased by 128%, or $1.5 million, to $2.8 million for the three months ended March 31, 2022, as compared with $1.2 million for the three months ended March 31, 2021. The 2021 period reflects the Company as a privately-held company whereas the 2022 period reflect the Company as a publicly-held company. The quarter ended March 31, 2022 includes incremental $564 thousand of payroll-related expenses, including one-time severance benefits for two former employees of $437 thousand. The Company incurred incremental professional services fees of $472 thousand in the first quarter of 2022 as compared with the same prior-year period related to accounting, audit and other professional services and incurred $418 thousand of additional insurance expense.

Merger related costs for the three-month period ended March 31, 2021 were $2.1 million. These professional service-related costs and investment banker fees were incurred related to the Merger.

Other Expenses, net from Continuing Operations

Total other income, net was not significant for the quarter ended March 31, 2022. Total other expense for the three months ended March 31, 2021 was $2.9 million, which consisted of a $250 thousand mark-to-market loss for an embedded compound derivative from the 2020 Convertible Notes, $2.5 million loss on the conversion of these notes to equity upon the closing of the Merger, a $214 thousand mark to market warrant liability gain, and interest expense of $368 thousand primarily related to the 2020 Convertible Notes.

Discontinuing Operations

In connection with the Merger, the Company was deemed to be the accounting acquiror of the vivoPharm business on March 30, 2021. Therefore, the vivoPharm business is reflected in discontinued operations for one day in the March 31, 2021 quarter. In the quarter ended March 31, 2022, the vivoPharm business generated $1.4 million in revenue and incurred a $4.8 million net loss. This net loss includes a goodwill impairment charge of $2.2 million, an impairment charge of $2.1 million for intangible assets arising from the merger, $168 thousand of professional service costs related to accounting for the vivoPharm business and a $298 thousand operating loss. The impairment loss of $4.3 million during the quarter ended March 31, 2022 was the result of changes in market valuations for contract research organizations from December 31, 2021 to March 31, 2022 which impact the Company’s valuation of the vivoPharm business which is accounted for as a held for sale asset since the fourth quarter of 2021. Factors such as funding for biotech and pharma companies, higher interest rates and inflation as well as the Ukraine War have all impacted public company stock valuations in 2022 which may result in additional adjustments to the carrying value of the vivoPharm business.

Liquidity and Capital Resources

The Company’s operating activities have been primarily funded with proceeds from the sale of convertible notes and preferred stock securities. Prior to the Merger, CGI’s primary sources of liquidity had been cash collections from its customers and funds generated from debt and equity financings. The Company is expected to generate minimal revenue from the StemoniX business during the first half of 2022 as it winds down its revenue producing operations to support its internal drug discovery programs. The Company had cash and cash equivalents of $16.4 million as of March 31, 2022. The Company’s management has projected that the Company’s cash on hand, together with the net proceeds from the planned sale of the vivoPharm business during 2022 and proceeds from sales of common stock pursuant to the Purchase Agreement with Lincoln Park Capital, LLC as well as the at-the-market financing with Canaccord Genuity, will be adequate to fund the Company’s currently planned operations into the second quarter of 2023. Such estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect, and/or the capital resources that we are assuming will be present could fail to materialize at the amounts we project or at all.

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

Lincoln Park Capital Fund, LLC Agreement

On March 28, 2022, the Company entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which, subject to the terms and conditions, provides that the Company has the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $15.0 million of its common shares. Additionally, on March 28, 2022, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park, pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”), covering the resale of shares of common stock issued to Lincoln Park under the Purchase Agreement. In addition, under the Purchase Agreement, the Company agreed to issue a commitment fee of 405,953 common shares, or the Commitment Shares, as consideration for Lincoln Park entering into the Purchase Agreement. Under the Purchase Agreement, the Company may from time to time for 30 months following May 9, 2022 (the “Commencement Date”), at its discretion, direct Lincoln Park to purchase on any single business day, or a Regular Purchase, up to (i) 50,000 common shares, (ii) 75,000 common shares if the closing sale price of its common shares is not below $1.50 per share on Nasdaq or (iii) 100,000 common shares if the closing sale price of its common shares is not below $2.50 per share on Nasdaq. In addition to Regular Purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $1.0 million absent a mutual agreement to increase such amount. The purchase price per share for each Regular Purchase will be based on prevailing market prices of the Common Stock immediately preceding the time of sale as computed in accordance with the terms set forth in the Purchase Agreement. There are no upper limits on the price per share that Lincoln Park must pay for shares of Common Stock under the Purchase Agreement. The Purchase Agreement may be terminated by the Company at any time after the Commencement Date, at its sole discretion, without any cost or penalty, by giving one business day notice to Lincoln Park to terminate the Purchase Agreement.

At The Market Financing

On April 8, 2022, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with Canaccord Genuity LLC (the “Agent”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $20,000,000 (the “Shares”), depending on market demand, with the Agent acting as an agent for sales. Sales of the Shares may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the NASDAQ Capital Market. The Agent will use its commercially reasonable efforts to sell the Shares requested by the Company to be sold on its behalf, consistent with the Agent’s normal trading and sales practices, under the terms and subject to the conditions set forth in the Sales Agreement. The Company has no obligation to sell any of the Shares. The Company may instruct the Agent not to sell the Shares if the sales cannot be effected at or above the price designated by the Company from time to time and the Company may at any time suspend sales pursuant to the Sales Agreement. The Company will pay the Agent a commission of up to 3.0% of the gross proceeds from the sale of Shares by the Agent under the Sales Agreement. The Company has also agreed to reimburse the Agent for its reasonable documented out-of-pocket expenses, including fees and disbursements of its counsel, in the amount of $75,000. In addition, the Company has agreed to provide customary indemnification rights to the Agent. The Offering will terminate upon the earlier of (i) the issuance and sale of all Shares subject to the Sales Agreement, or (ii) the termination of the Sales Agreement as permitted therein, including by either party at any time without liability of any party.

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

Cash Flows from Continuing Operations

Net cash flow from operating, investing and financing activities from continuing operations for the periods below were as follows (in thousands):

Three Months Ended March 31, 2022 and 2021

	Three months ended March 31,
	2022	2021
Net cash used in operating activities	$(3,511)	$(4,577)
Net cash (used in) provided by investing activities	(30)	30,137
Net cash (used in) provided by financing activities	(131)	6,730
Net (decrease) increase in cash and cash equivalents from continuing operations	$(3,672)	$32,290

The Company had cash and cash equivalents of $16.4 million and $33.1 million as of March 31, 2022 and 2021, respectively.

Cash Used in Operating Activities

Net cash used in operating activities from continuing operations was $3.5 million for the quarter ending March 31, 2022, consisting of a net loss of $4.4 million, decreased for net non-cash adjustments of $518 thousand and additional cash provided by operating assets and liabilities items of $377 thousand. Net cash used in operating activities from continuing operations was $4.6 million for the quarter ending March 31, 2021, consisting of a net loss of $7.4 million, decreased for net non-cash adjustments of $3.3 million and additional cash used for operating assets and liabilities of $567 thousand. The non-cash adjustments include a loss from conversion of debt in the amount of $2.5 million. In operating assets and liabilities, net cash used included a $722 thousand reduction in accounts payable due to Merger related costs being paid at the end of the quarter.

Cash Used in Investing Activities

Net cash used in investing activities from continuing operations was $30 thousand for the quarter ended March 31, 2022, related to investments in equipment. Net cash provided by investing activities from continuing operations was $30.1 million for the quarter ended March 31, 2021, principally from CGI cash balances at the close of the Merger.

Cash Used in Financing Activities

Net cash used in financing activities from continuing operations was $131 thousand, primarily related to issuance costs related to the Lincoln Park Capital Fund LLC agreement. Net cash provided by financing activities from continuing operations was $6.7 million for the quarter ending March 31, 2021 due to $5.0 million from the issuance of 2020 Convertible Notes and $1.7 million from the issuance of Series Preferred C shares.

Off-Balance Sheet Arrangements

Since inception, the Company has not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Significant Estimates

Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently likely to result in materially different results under different assumptions and conditions. For the three months ended March 31, 2022, there were no significant changes in our critical accounting policies. For a detailed description of our other critical accounting policies and significant estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2022, the end of the period covered by this report on Form 10-Q. Based on this evaluation, the Company’s President and Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer) have concluded that its disclosure controls and procedures were not effective at the reasonable assurance level at March 31, 2022 because of the material weakness in the Company’s internal control over financial reporting related to the accounting for potential impairment of intangible assets that existed at December 31, 2021 that has not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

Other than changes related to the remediation activities discussed below, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

A material weakness in the Company’s internal control over financial reporting was reported in “Item 9A. Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 because the Company did not have appropriate controls related to the accounting for potential impairment of intangibles assets. After the Merger, the Company implemented the following enhancements to internal controls to address this material weakness:

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

part II – Other information

ITEM 1: LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

ITEM 1A: RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item. However, we direct you to the risk factors included in the Risk Factors section in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 30, 2022.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

10.1	Lease Agreement dated January 7, 2022 by and between StemoniX, Inc. and Nancy Ridge Technology Center, L.P. (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2022).

10.2	Purchase Agreement dated March 28, 2022 between Lincoln Park Capital, LLC and Vyant Bio, Inc. (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2022).

10.3	Registration Rights Agreement dated March 28, 2022 between Lincoln Park Capital, LLC and Vyant Bio, Inc. (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2022).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

** Furnished, not filed.

# Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

† Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May xx, 2022.

VYANT BIO, INC.

Date: May 16, 2022	By:	/s/ John A. Roberts
John A. Roberts
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew D. C. LaFrence
Andrew D. C. LaFrence
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

