Form 10-Q
period 2022-06-30
Vyant Bio, Inc.
filed 2022-08-22
CIK 1349929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

There were 29,343,183 shares of common stock, par value $0.0001 of Vyant Bio, Inc. issued and outstanding as of August 18, 2022.

Vyant Bio, Inc. and Subsidiaries

Part I Financial Information

Item 1 Financial Statements

Vyant Bio, Inc.

Consolidated Balance Sheets

(unaudited)

(Shares and USD in thousands)

	June 30,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$11,702	$20,608
Trade accounts and other receivables	484	434
Inventory	437	475
Prepaid expenses and other current assets	1,524	895
Assets of discontinuing operations – current	2,101	802
Total current assets	16,248	23,214
Non-current assets:
Fixed assets, net	1,101	1,020
Operating lease right-of-use assets, net	1,691	673
Long-term prepaid expenses and other assets	1,154	1,221
Assets of discontinuing operations – non-current	6,617	11,508
Total non-current assets	10,563	14,422
Total assets	$26,811	$37,636

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,040	$740
Accrued expenses	1,334	764
Deferred revenue	72	74
Obligations under operating leases, current portion	293	174
Obligation under finance lease, current portion	161	157
Liabilities of discontinuing operations – current	4,607	3,522
Total current liabilities	7,507	5,431
Obligations under operating leases, less current portion	1,463	516
Obligations under finance leases, less current portion	217	293
Long-term debt	57	57
Liabilities of discontinuing operations – non-current	780	49
Total liabilities	$10,024	$6,346

Commitments and contingencies

Stockholders’ equity:
Preferred stock, authorized 9,764 shares $0.0001 par value, none issued	-	-
Common stock, authorized 100,000 shares, $0.0001 par value, 29,413 and 28,993 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	110,627	110,174
Accumulated deficit	(93,781)	(78,813)
Accumulated comprehensive loss	(62)	(74)
Total stockholders’ equity	16,787	31,290
Total liabilities and stockholders’ equity	$26,811	$37,636

See Notes to Unaudited Condensed Consolidated Financial Statements.

Vyant Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(Shares and USD in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June, 30
	2022	2021	2022	2021
Revenue:
Service	$-	$213	$94	$310
Product	165	116	374	222
Total revenue	165	329	468	532

Operating costs and expenses:
Cost of goods sold – service	-	103	38	167
Cost of goods sold – product	304	345	652	741
Research and development	1,688	910	3,239	1,730
Selling, general and administrative	2,509	2,737	5,272	3,951
Merger related costs	-	165	-	2,310
Total operating costs and expenses	4,501	4,260	9,201	8,899
Loss from operations	(4,336)	(3,931)	(8,733)	(8,367)

Other income (expense):
Change in fair value of warrant liability	-	-	-	214
Change in fair value of share-settlement obligation derivative	-	-	-	(250)
Loss on debt conversions			-	(2,518)
Other income (expense), net	-	(28)	-	(28)
Interest income (expense), net	11	5	2	(363)
Total other income (expense)	11	(23)	2	(2,945)
Loss from continuing operations before income taxes	(4,325)	(3,954)	(8,731)	(11,312)
Income tax expense (benefit)	-	-	-	-
Loss from continuing operations	(4,325)	(3,954)	(8,731)	(11,312)
Discontinuing operations (net of $44 tax benefit in 2022 and $0 in 2021)	(1,480)	(232)	(6,237)	(240)
Net loss	(5,805)	(4,186)	(14,968)	(11,552)
Cumulative translation adjustment	8	-	12	-
Comprehensive loss	$(5,797)	$(4,186)	$(14,956)	$(11,552)

Net loss per share attributed to common stock – basic and diluted:
Net loss per share from continuing operations	$(0.15)	$(0.13)	$(0.30)	$(0.70)
Net loss per share from discontinuing operations	(0.05)	(0.01)	(0.21)	(0.02)
Net loss per share	$(0.20)	$(0.14)	$(0.51)	$(0.72)
Weighted average shares outstanding:
Weighted average common shares outstanding - Basic and Diluted	29,413	28,986	29,214	16,156

See Notes to Unaudited Condensed Consolidated Financial Statements.

Vyant Bio, Inc.

Consolidated Statements of Temporary Equity and Common Stockholders’ Equity (Deficit)

(unaudited)

(Shares and USD in thousands)

Three months ended June 30, 2022 and 2021

	Common Stock		Additional Paid In	Accumulated	Accumulated Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of April 1, 2022	29,412	$3	$110,411	$(87,976)	$(70)	$22,368
Stock-based compensation	-	-	365	-	-	365
Issuance of common stock, net of issuance costs	1	-	(149)	-	-	(149)
Foreign currency translation adjustment	-	-	-	-	8	8
Net loss	-	-	-	(5,805)	-	(5,805)
Balance as of June 30, 2022	29,413	$3	$110,627	$(93,781)	$(62)	$16,787

	Common Stock		Additional Paid In	Accumulated	Accumulated Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of April 1, 2021	28,986	$3	$109,205	$(45,320)	$-	$63,888
Stock-based compensation	-	-	362	-	-	362
Foreign currency translation adjustment	-	-	-	-	(1)	(1)
Net loss	-	-	-	(4,186)	-	(4,186)
Balance as of June 30, 2021	28,986	$3	$109,567	$(49,506)	$(1)	$60,063

See Notes to Unaudited Condensed Consolidated Financial Statements.

Vyant Bio, Inc.

Consolidated Statements of Temporary Equity and Common Stockholders’ Equity (Deficit)

(unaudited)

(Shares and USD in Thousands)

Six months ended June 30, 2022 and 2021

	Common Stock		Additional Paid In	Accumulated	Accumulated Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of January 1, 2022	28,993	$3	$110,174	$(78,813)	$(74)	$31,290
Stock-based compensation	-	-	699	-	-	699
Exercise of stock options	5	-	4	-		4
Vesting of restricted stock	8	-	-	-	-	-
Issuance of common stock, net of issuance costs	407	-	(250)	-	-	(250)
Foreign currency translation adjustment	-	-	-	-	12	12
Net loss	-	-	-	(14,968)	-	(14,968)
Balance as of June 30, 2022	29,413	$3	$110,627	$(93,781)	$(62)	$16,787

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Total Temporary	Common Stock		Additional Paid In	Accumulated	Accumulated Comprehensive	Total Common Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Equity	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance as of January 1, 2021	4,612	$12,356	3,489	$16,651	-	-	$29,007	2,594	-	$1,514	$(37,954)	$-	$(36,440)

Stock-based compensation	-	-	-	-	-	-	-	-	-	728	-	-	728

Exercise of stock options	-	-	-	-	-	-	-	-	-	4	-	-	4
Issuance of Series C Convertible Preferred shares, net of issuance costs of $214	-	-	-	-	567	1,786	1,786	-	-	-	-	-	-
Issuance of Common Stock for acquisition consideration	-	-	-	-	-	-	-	11,007	2	59,918	-	-	59,920
Issuance of Incremental shares to StemoniX shareholders upon Merger	-	-	-	-	-	-	-	805	-	-	-	-	-
Conversion of Preferred Stock to Common Stock upon Merger	(4,612)	(12,356)	(3,489)	(16,651)	(567)	(1,786)	(30,793)	11,197	1	30,792	-	-	30,793
Conversion of 2020 Notes to Common Stock upon Merger	-	-	-	-	-	-	-	3,339	-	16,190	-	-	16,190
Preferred stock warrant settled for Common Stock upon Merger	-	-	-	-	-	-	-	44	-	-	-	-	-

Warrant liability reclassified to equity upon Merger	-	-	-	-	-	-	-		-	421	-	-	421
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(1)	(1)
Net loss	-	-	-	-	-	-	-	-	-	-	(11,552)	-	(11,552)
Balance as of June 30, 2021	-	$-	-	$-	-	$-	-	28,986	$3	$109,567	$(49,506)	$(1)	$60,063

See Notes to Unaudited Condensed Consolidated Financial Statements.

Vyant Bio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(USD in Thousands)

	Six months ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(14,968)	$(11,552)
Net loss from discontinuing operations	6,237	240
Reconciliation of net loss to net cash used in operating activities, continuing operations:
Stock-based compensation	560	698
Amortization of operating lease right-of-use assets	171	79
Depreciation and amortization expense	276	244
Change in fair value of share-settlement obligation derivative	-	250
Change in fair value of warrant liability	-	(214)
Change in fair value of 2020 Convertible Note with fair value election	-	4
Accretion of debt discount	-	173
Loss on conversion of debt	-	2,518
Loss on disposal of equipment	-	6
Changes in operating assets and liabilities net of impacts of business combination:
Trade accounts and other receivables	(50)	34
Inventory	38	8
Prepaid expenses and other current assets	(562)	(1,016)
Accounts payable	300	(1,206)
Obligations under operating leases	(122)	(103)
Accrued expenses and other current liabilities	570	(808)
Net cash used in operating activities, continuing operations	(7,550)	(10,645)
Net cash used in operating activities, discontinuing operations	(585)	(25)
Net cash used in operating activities	(8,135)	(10,670)
Cash Flows from Investing Activities:
Equipment purchases and leasehold improvements	(361)	(507)
Cash acquired from acquisition	-	30,163
Net cash (used in) provided by investing activities, continuing operations	(361)	29,656
Net cash used in investing activities, discontinuing operations	(72)	(13)
Net cash (used in) provided by investing activities	(433)	29,643
Cash Flows from Financing Activities:
Issuance of common stock, net of issuance costs	(246)	4
Issuance of Series C Preferred Stock, net of issuance costs	-	1,786
2020 Convertible Note proceeds	-	5,022
Principal payments on long-term debt	-	(82)
Principal payments on obligations under finance leases	(72)	-
Net cash (used in) provided by financing activities, continuing operations	(318)	6,730
Net cash used in financing activities, discontinuing operations	(20)	(10)
Net cash (used in) provided by financing activities	(338)	6,720
Net (decrease) increase in cash and cash equivalents	(8,906)	25,693
Cash and cash equivalents beginning of the period	20,608	792
Cash and cash equivalents end of the period	$11,702	$26,485

Supplemental disclosure of cash flow information from continuing operations:
Cash paid for interest	$14	$-
Cash paid for income taxes	8	-
Non-cash investing activities from continuing operations:
Fair value of non-cash merger consideration	$-	$59,920
Right-of-use asset obtained in exchange for new lease	1,189	83
Equipment purchases in accounts payable	-	37
Non-cash financing activities from continuing operations:
Conversion of Preferred Stock to Common Stock upon Merger	$-	$30,793
Conversion of 2020 Convertible Notes and Accrued Interest to Common Stock upon Merger	-	16,190
Reclass warrant liability to equity upon Merger	-	421

See Notes to Unaudited Consolidated Financial Statements.

Vyant Bio, Inc.

Notes to Condensed Consolidated Financial Statements

Period Ended June 30, 2022

(Unaudited)

Note 1. Organization and Description of Business

Vyant Bio, Inc. (the “Company”, “Vyant Bio”, “VYNT” or “we”), is an innovative biotechnology company transforming drug discovery for complex neurodevelopmental and neurodegenerative disorders. Our central nervous system (“CNS”) drug discovery platform combines the scientific knowhow of our team coupled with the application of human-derived organoid models of brain disease, scaled biology, and machine learning. Our platform is designed to: 1) elucidate disease pathophysiology; 2) formulate key therapeutic hypotheses; 3) identify and validate drug targets, cellular assays, and biomarkers to guide candidate molecule selection; and 4) guide clinical trial patient selection and trial design. Our current programs are focused on identifying repurposed and novel small molecule clinical candidates for rare CNS genetic disorders including Rett Syndrome (“Rett”), CDKL5 Deficiency Disorders (“CDD”) and familial Parkinson’s Disease (“PD”). The Company’s management believes that drug discovery needs to progressively shift as the widely used preclinical models for predicting safe and effective drugs have under-performed, as evidenced by the time and cost of bringing novel drugs to market. As a result, Vyant Bio is focused on combining sophisticated data science capabilities with highly functional human cell derived disease models. We leverage our ability to identify validated targets and molecular-based biomarkers to screen and test thousands of small molecule compounds in human diseased 3D brain organoids in order to create a unique approach to assimilating biological data that supports decision making iteratively throughout the discovery phase of drug development to identify both novel and repurposed drug candidates.

As further described in Note 3, in December 2021, the Company’s Board of Directors approved a plan to sell the vivoPharm Pty Ltd and related subsidiaries (“vivoPharm”) business to focus the Company on the development of neurological developmental and degenerative disease therapeutics. The Company engaged an investment banker in December 2021 to sell the vivoPharm business during 2022.

The accompanying unaudited condensed consolidated financial statements include all accounts and wholly-owned subsidiaries, have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. All intercompany transactions have been eliminated. In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited consolidated financial statements of the Company.

No new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s condensed consolidated financial statements.

These unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements for the year ended December 31, 2021, and notes thereto included in our Annual Report on Form 10-K as filed with the SEC. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the entire 2022 year.

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

The Company incurred $165 thousand and $2.3 million of costs associated with the Merger that have been reported on the condensed consolidated statement of operations as Merger related costs for the three and six months ended June 30, 2021, respectively. As of June 30, 2021 accounts payable includes $20 thousand of Merger-related costs.

The following details the allocation of the preliminary purchase price consideration recorded on June 30, 2021, the acquisition date, with adjustments recorded through March 30, 2022, the end of the period for which purchase accounting adjustments can be recorded, and the final purchase price allocation.

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

The Company has completed valuation analyses necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. Fair values were based on management’s estimates and assumptions. The Company recognized intangible assets related to the Merger, which consist of the tradename valued at $1.5 million with an estimated useful life of ten years and customer relationships valued at $8.0 million with an estimated useful life of ten years. The initial measurements of these intangible assets were classified as Level 3 measurements within the fair value hierarchy. The value of the vivoPharm tradename was determined using the relief from royalty method based on analysis of profitability and review of market royalty rates. The Company determined that a 1.0% royalty rate was appropriate given the business-to-business nature of the vivoPharm operations. The value of the vivoPharm customer relationships was determined using an excess earnings method based on projected discounted cash flows and historic customer data. Key assumptions in this analysis included an estimated 10% annual customer attrition rate based on historical vivoPharm operations, a blended U.S. federal, state and Australian income tax rate of 27.1%, a present value factor of 8.5% as well as revenue, cost of revenue and operating expense assumptions regarding the future growth, operating expenses, including corporate overhead charges, and required capital investments.

The following presents the unaudited pro forma combined financial information as if the Merger had occurred as of January 1, 2020:

	Three months ended June 30, 2021	Six months ended June 30, 2021
Total revenue	$1,947	$3,788
Net loss	(4,021)	(5,560)
Pro forma loss per common share, basic and diluted	(0.14)	(0.19)
Pro forma weighted average number of common shares basic and diluted	28,985,924	28,973,370

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

The Company classified the vivoPharm business as held for sale as of December 31, 2021, and, given the significance of the change in the Company’s strategy, classified this business as discontinuing operations in these condensed consolidated financial statements. Therefore, the results for the three and six months ended June 30, 2021 have been retroactively restated to reflect the vivoPharm business as discontinuing operations. In connection with the reclassification of the vivoPharm business as held for sale in the fourth quarter of 2021, the Company completed a valuation of the net carrying value of this business and recorded a goodwill impairment charge of $20.2 million. The Company valued the vivoPharm business as of December 31, 2021 equally weighting public company revenue multiples as of December 31, 2021 and comparable transaction revenue multiples, which are classified as Level 3 measurements within the fair value hierarchy. The Company updated the valuation of the vivoPharm business as of March 31, 2022 based on equally weighting public company revenue multiples as of the valuation date and comparable transaction revenue multiples. As a result of this analysis, the Company recorded an additional impairment charge of $4.3 million during the quarter ended March 31, 2022 consisting of the write-off of the remaining $2.2 million goodwill balance and reducing the cost basis of customer relationships and tradenames by $1.8 million and $0.3 million, respectively. During the second quarter of 2022, the Company received two offers for mutually exclusive components of the vivoPharm business and assessed the carrying value of each asset group using the estimated net sales proceeds based on these offers. As a result, the Company recorded a net impairment charge of $1.5 million during the second quarter of 2022.

Also included in discontinuing operations are pre-Merger-related payables related to Cancer Genetic’s sale of its BioPharma and Clinical businesses (“Pre-Merger discontinuing operations”). As of June 30, 2022 and December 31, 2021, $345 thousand and $409 thousand, respectively of liabilities relating to these businesses are classified as other current liabilities – discontinuing operations on the Company’s condensed consolidated balance sheets.

Results of discontinuing operations were as follows for the three and six months ended June 30, 2022 and 2021:

	Three months ended June, 30		Six months ended June 30,
	2022	2021	2022	2021
Revenue	$1,687	$1,618	$3,040	$1,636
Cost of goods sold	605	924	1,380	949
General and administrative	1,096	928	2,141	930
Impairment of goodwill and intangible assets	1,513	-	5,803	-
Total operating costs and expenses	3,214	1,852	9,324	1,879
Loss from discontinuing operations	(1,527)	(234)	(6,284)	(243)
Total other income	3	2	3	3
Loss from discontinuing operations before income taxes	(1,524)	(232)	(6,281)	(240)
Income tax benefit	44	-	44	-
Net loss from discontinuing operations	$(1,480)	$(232)	$(6,237)	$(240)

Asset and liabilities of discontinuing operations were as follows as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Accounts receivable	$1,631	$457
Other current assets	470	345
Assets of discontinuing operations - current	2,101	802

Fixed assets, net of accumulated depreciation	237	163
Operating lease right-of-use assets	891	30
Intangible assets, net	5,123	8,787
Goodwill	-	2,164
Other assets	366	364
Assets of discontinuing operations - non-current	6,617	11,508

Accounts payable	$1,122	$358
Accrued expense	377	418
Obligation under operating lease, current	151	29
Obligation under finance lease, current	31	32
Deferred revenue	2,260	1,911
Taxes payable	321	365
Other current liabilities	345	409
Liabilities of discontinued operations - current	4,607	3,522

Obligations under operating leases, less current	752	2
Obligations under finance leases, less current	28	47
Liabilities of discontinued operations - non-current	780	49

In January 2022, the vivoPharm business signed an extension to its Hershey, Pennsylvania facility lease and a new lease in South Australia resulting in an increase of $1.0 million of right-of-use (“ROU”) assets and related liability within discontinuing operations.

Intangible assets consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Customer relationships	$4,914	$8,000
Trade name	922	1,500
	5,836	9,500
Less accumulated amortization	(713)	(713)
Intangible assets, net	$5,123	$8,787

Goodwill arising from the Merger was solely attributed to the vivoPharm business. The following is a roll forward of goodwill as of and for the six months ended June 30, 2022:

2022

Beginning balance, January 1	$2,164
Purchase price adjustments	-
Impairment charge	(2,164)
Ending balance, June 30	$-

Note 4. Inventory

Inventory consists of the following:

	June 30, 2022	December 31, 2021
Finished goods	$5	$23
Work in process	43	138
Raw materials	389	314
Total inventory	$437	$475

Note 5. Fixed Assets

Presented in the table below are the major classes of fixed assets by category:

	June 30, 2022	December 31, 2021
Equipment	$2,744	$2,733
Furniture and fixtures	6	6
Leasehold improvements	580	251
	3,330	2,990
Less accumulated depreciation	(2,229)	(1,970)
	$1,101	$1,020

Depreciation expense recognized during the three months ended June 30, 2022 and 2021 was $134 thousand and $141 thousand, respectively, and for the six months ended June 30, 2022 and 2021, was $276 thousand and $267 thousand, respectively.

Note 6. Leases

The Company leases its laboratory, research and administrative office space under various operating leases. In January 2022, the Company recorded a $1.2 million ROU asset and related liability upon the signing of a new 5-year lease in San Diego, California.

The components of operating and finance lease expenses for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three months ended June, 30		Six months ended June, 30
	2022	2021	2022	2021
Operating lease costs	$124	$150	$222	$292
Finance lease costs:
Depreciation of ROU assets	40	-	80	-
Interest on lease liabilities	7	-	14	-
Total finance lease cost	47	-	94	-
Variable lease costs	-	-	-	-
Short-term lease costs	-	-	-	-
Total lease cost	$171	$150	$316	$292

Amounts reported in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 are as follows:

	2022	2021
Operating leases:
Operating lease ROU assets, net	$1,691	$673
Operating lease current liabilities	293	174
Operating lease long-term liabilities	1,463	516
Total operating lease liabilities	1,756	690
Finance leases:
Equipment	477	477
Accumulated depreciation	(119)	(63)
Finance leases, net	358	414
Current installment obligations under finance leases	161	157
Long-term portion of obligations under finance leases	217	293
Total finance lease liabilities	$378	$450

Other information related to leases from continuing operations for the six months ended June 30, are as follows:

	2022	2021
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$122	$292
Financing cash flow from finance leases	72	-
Weighted average remaining lease term:
Operating leases	4.94 years	5.68 years
Finance leases	2.25 years	-
Weighted average discount rate:
Operating leases	8.3%	9.9%
Finance leases	6.5%	-

Annual payments of lease liabilities under noncancelable leases from continuing operations as of June 30, 2022 are as follows:

	Operating leases	Finance leases
Remainder of 2022	$212	$90
2023	433	181
2024	423	136
2025	427	-
2026	441	-
2027	210	-
Thereafter	-	-
Total undiscounted lease payments	2,146	407
Less: Imputed interest	(390)	(29)
Total lease liabilities	$1,756	$378

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

As of June 30, 2022 and December 31, 2021, the Company’s liability for gross unrecognized tax benefits (excluding interest and penalties) totaled $0 thousand and $0, respectively, in continuing operations. The Company had accrued interest and penalties relating to unrecognized tax benefits of $0 and $0 on a gross basis as of June 30, 2022 and December 31, 2021, respectively in continuing operations. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

Note 8. Long-Term Debt

Long-term debt as of June 30, 2022 and December 31, 2021 consists of a $57 thousand Economic Injury Disaster Loan with annual principal payments of approximately $1 thousand per year.

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

Economic Injury Disaster Loan

The Company applied for and received a $57 thousand Economic Injury Disaster Loan (“EIDL”) loan and a $10 thousand grant from the Small Business Administration in connection with the COVID-19 impact on the Company’s business. This loan bears interest at 3.75% and is repayable in monthly installments starting in December 2022 with a final balance due on June 21, 2050.

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

At The Market (“ATM”) Financing

On April 8, 2022, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with Canaccord Genuity LLC (the “Agent”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $20,000,000 (the “Shares”), depending on market demand, with the Agent acting as an agent for sales. Sales of the Shares may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the NASDAQ Capital Market. The Agent will use its commercially reasonable efforts to sell the Shares requested by the Company to be sold on its behalf, consistent with the Agent’s normal trading and sales practices, under the terms and subject to the conditions set forth in the Sales Agreement. The Company has no obligation to sell any of the Shares. The Company may instruct the Agent not to sell the Shares if the sales cannot be effected at or above the price designated by the Company from time to time and the Company may at any time suspend sales pursuant to the Sales Agreement. The Company will pay the Agent a commission of up to 3.0% of the gross proceeds from the sale of Shares by the Agent under the Sales Agreement. The Company has also agreed to reimburse the Agent for its reasonable documented out-of-pocket expenses, including fees and disbursements of its counsel, in the amount of $75,000. In addition, the Company has agreed to provide customary indemnification rights to the Agent. The Offering will terminate upon the earlier of (i) the issuance and sale of all Shares subject to the Sales Agreement, or (ii) the termination of the Sales Agreement as permitted therein, including by either party at any time without liability of any party

For the three and six months ended June 30, 2022, the Company incurred $149 thousand and $250 thousand, respectively of issuance costs related to Lincoln Park and Canaccord Genuity LLC ATM arrangements which were recorded in the Condensed Consolidated Statements of Stockholders’ Equity. As of the date of this report, the Company has not issued any shares of common stock under the Purchase Agreement with Lincoln Park or the Sales Agreement with the Agent, other than the Commitment Shares issued to Lincoln Park.

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

In connection with the Merger, the Company assumed 2,157,686 common stock warrants issued in prior financings of which 2,149,106 remain outstanding as of June 30, 2022. A summary of all common stock warrants outstanding as of June 30, 2022 is as follows:

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

In the fourth quarter of 2021, the Company classified the vivoPharm business as discontinuing operations and applied held for sale accounting. The Company valued the vivoPharm business as of December 31, 2021 equally weighting public company revenue multiples as of December 31, 2021 and comparable transaction revenue multiples, which are classified as Level 3 measurements within the fair value hierarchy. The Company updated the valuation of the vivoPharm business during the quarter ending March 31, 2022 based on equally weighting public company revenue multiples and comparable transaction revenue multiples, which resulted in a $4.5 million decrease to the fair value of vivoPharm in the first quarter of 2022. The fair value of the vivoPharm business was estimated to be $11.0 million and $6.5 million as of December 31, 2021 and March 31, 2022, respectively. The Company recognized an impairment charge of $4.3 million during the quarter ended March 31, 2022, which decreased vivoPharm’s net carrying value, net of estimated disposal costs from $9.2 million as of December 31, 2021 to $4.9 million. During the second quarter of 2022, the Company received two offers for mutually exclusive components of the vivoPharm business and assessed the carrying value of each asset group using the estimated net sales proceeds based on these non-binding offers. As a result, the Company recorded a net impairment charge of $1.5 million during the second quarter of 2022 resulting in a net carrying value of $3.7 million for the vivoPharm business.

The following tables present changes in fair value of level 3 valued instruments as of and for the six months ended June 30, 2022 and 2021:

vivoPharm Business
Balance – December 31, 2021	$11,000
Additions	-
Measurement adjustments	(5,150)
Settlement	-
Balance – June 30, 2022	$5,850

	2020 Convertible Note	Warrant	Embedded Derivative
Balance – December 31, 2020	$-	$-	$1,690
Additions	3,746	635	325
Measurement adjustments	4	(214)	250
Settlement	(3,750)	(421)	(2,265)
Balance – June 30, 2021	$-	$-	$-

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

Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted loss per share calculations for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net loss from continuing operations	$(4,325)	$(3,954)	$(8,731)	$(11,312)
Net loss from discontinuing operations	(1,480)	(232)	(6,237)	(240)
Net loss	$(5,805)	$(4,186)	$(14,968)	$(11,552)
Basic and diluted weighted average shares outstanding	29,412,648	28,985,924	29,213,697	16,156,291
Basic and diluted net loss per share:
Continuing operations	$(0.15)	$(0.13)	$(0.30)	$(0.70)
Discontinuing operations	(0.05)	(0.01)	(0.21)	(0.02)
Net loss per shares attributable to common stockholder, basic and diluted	$(0.20)	$(0.14)	$(0.51)	$(0.72)

The following securities were not included in the computation of diluted shares outstanding for the for the three and six months ended June 30, 2022 and 2021 because the effect would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Common stock warrants	2,292,996	2,301,576	2,292,996	2,301,576
Common stock options	2,568,572	2,176,036	2,568,572	2,176,036
Total	4,861,568	4,477,612	4,861,568	4,477,612

Note 12. Stock-Based Compensation

The Company has two pre-Merger legacy equity incentive plans: the Cancer Genetics Inc. 2011 Equity Incentive Plan (the “2011 Plan”), and the StemoniX Inc. 2015 Stock Option Plan (the “2015 Plan”, and collectively, the “Frozen Stock Option Plans”). The Frozen Stock Option Plans as well as the 2021 Plan (as defined below) are meant to provide additional incentive to officers, employees and consultants to remain in the Company’s employment. Options granted are generally exercisable for up to 10 years. Effective with the Merger, the Company is no longer able to issue options from the Frozen Stock Option Plans. Effective with the Merger, the Vyant Bio 2021 Equity Incentive Plan (the “2021 Plan”) came into effect, pursuant to which the Company’s Board of Directors may grant up to 4,500,000 of equity-based instruments to officers, key employees, and non-employee consultants.

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

On March 30, 2021, the Company granted 1,151,500 stock options to officers and other employees, 78,090 stock options to independent Board members and a restricted stock unit (“RSU”) of 8,676 shares to the Company’s Board chair. The options granted to officers and employees vest 25% one year from the grant date and thereafter equally over the next 36 months. The options granted to Board members vested upon grant. The Board chair RSU vested one year from the grant date.

During the six months ended June 30, 2022, the Company granted 739,801 stock options to officers and other employees and 377,714 restricted stock units (“RSUs”) to the Company’s Board of Directors. The options granted to officers and employees vest over various terms based on the underlying agreement, as 606,720 contain performance vesting criteria. The RSUs granted to Board members vest one year from the grant date.

As of June 30, 2022, there were 2,350,674 additional shares available for the Company to grant under the 2021 Plan. The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The assumptions for stock option grants during the six months ended June 30, 2022 and 2021 are provided in the following table.

	2022	2021
Valuation assumptions
Expected dividend yield	0.0%	0.0%
Expected volatility	56.3% –69.8%	119-123%
Expected term (years) – simplified method	3.0 – 6.1	5.5 – 6.1
Risk-free interest rate	1.74% – 3.0%	0.98% – 1.12%

Stock option activity during the six months ended June 30, 2022 and 2021 is as follows:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term
Balance as of January 1, 2021	756,383	$1.82	8.7
Granted	1,229,590	4.61
Additional options grant StemoniX holders	205,856	4.61
Options assumed in Merger	55,840	45.95
Exercised	(29,916)	1.24
Forfeited	(34,717)	2.00
Expired	(7,000)	1.39
Balance as of June 30, 2021	2,176,036	$4.80	9.0

Balance as of January 1, 2022	2,320,097	4.19	7.4
Granted	739,801	1.01
Exercised	(5,174)	0.96
Forfeited	(440,385)	3.54
Expired	(45,767)	25.62
Balance as of June 30, 2022	2,568,572	$2.80	8.2

Exercisable as of June 30, 2022	1,123,471	$3.50	6.8

The weighted average grant-date fair value of options granted during the six months ended June 30, 2022 and 2021 was $0.52 and $3.89, respectively.

The aggregate intrinsic value of options outstanding as of June 30, 2022 was $3 thousand. The intrinsic value of options exercisable as of June 30, 2022 was $2 thousand. The total intrinsic value of options exercised was $1 thousand and $23 thousand for the six months ended June 30, 2022 and 2021, respectively.

The Company recognized stock-based compensation related to different instruments for the three and six months ended June 30 as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Stock Options	$139	$322	$397	$688
Shares issued for services	143	10	163	10
Total	$282	$332	$560	$698

As of June 30, 2022, there was $2.8 million of total unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.71 years.

Note 13. Segment Information

The Company reports segment information based on how the Company’s chief operating decision maker (“CODM”) regularly reviews operating results, allocates resources and makes decisions regarding business operations. For segment reporting purposes, the Company’s business structure is comprised of one operating and reportable segment.

During the three and six months ended June 30, 2022, three and six customers accounted for approximately 95% and 78%, respectively, of the consolidated revenue. During the three and six months ended June 30, 2021 six and five customers accounted for approximately 89% and 70% of the respective consolidated revenue.

During the three and six months ended June 30, 2022, approximately, 47% and 44% respectively, of the Company’s consolidated revenue were earned outside of the U.S. During the three and six months ended June 30, 2021, approximately, 15% and 24% respectively, of the Company’s consolidated revenue were earned outside of the U.S.

Customers representing 10% or more of the Company’s total revenue for the three and six months ended June 30, 2022 and 2021 are presented in the table below:

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Customer A	49%	14%	36%	19%
Customer B	24%	n/a	13%	n/a
Customer C	22%	10%	8%	n/a
Customer D	n/a	15%	1%	8%
Customer E	n/a	25%	n/a	17%
Customer F	n/a	4%	15%	15%
Customer G	n/a	21%	5%	11%

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

Note 16. Subsequent Event

In July 2022, the Company signed a new lease for equipment in its Maple Grove facility. The new three-year lease commencing in August 2022 requires monthly payments of $8 thousand.

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

Overview

Vyant Bio, Inc. (the “Company”, “Vyant Bio”, “VYNT” or “we”), is an innovative biotechnology company transforming drug discovery for complex neurodevelopmental and neurodegenerative disorders. Our central nervous system (“CNS”) drug discovery platform combines the scientific knowhow of our team coupled with the application of human-derived organoid models of brain disease, scaled biology, and machine learning. Our platform is designed to: 1) elucidate disease pathophysiology; 2) formulate key therapeutic hypotheses; 3) identify and validate drug targets, cellular assays, and biomarkers to guide candidate molecule selection; and 4) guide clinical trial patient selection and trial design. Our current programs are focused on identifying repurposed and novel small molecule clinical candidates for rare CNS genetic disorders including Rett Syndrome (“Rett”), CDKL5 Deficiency Disorders (“CDD”) and familial Parkinson’s Disease (“PD”). The Company’s management believes that drug discovery needs to progressively shift as the widely used preclinical models for predicting safe and effective drugs have under-performed, as evidenced by the time and cost of bringing novel drugs to market. As a result, Vyant Bio is focused on combining sophisticated data science capabilities with highly functional human cell derived disease models. We leverage our ability to identify validated targets and molecular-based biomarkers to screen and test thousands of small molecule compounds in human diseased 3D brain organoids in order to create a unique approach to assimilating biological data that supports decision making iteratively throughout the discovery phase of drug development to identify both novel and repurposed drug candidates.

In December 2021, the Company’s Board of Directors approved a plan to sell the vivoPharm Pty Ltd (“vivoPharm”) business to allow the Company to focus on the development of neurological developmental and degenerative disease therapeutics. We engaged an investment banker in December 2021 to sell the vivoPharm business during 2022.

Recent Developments

In July 2022, as part of the Company’s periodic evaluation of factors that impact the Company’s execution of its business, financial and research and development plans, particularly in light of the current status of the overall biotech financial markets, the Company determined to emphasize its operational focus and capital resources on developing therapeutic candidates to treat Rett Syndrome (“Rett”). Our specific intent is to be highly focused on the validation of the power of our drug discovery platform in a planned human proof-of-concept clinical trial currently anticipated to begin in early 2023. We have identified an FDA-approved drug and several small molecules against two novel targets showing the molecules robustly and reproducibly rescue the Rett Syndrome disease phenotype in our Rett patient-derived cortical organoid model. Both the repurposed and our new chemical entities (“NCE’s”) discovery efforts present a differentiated mechanism of action (“MOA”) compared to two compounds currently in U.S. clinical trials. Upcoming milestones for the proof-of-concept program includes an Rett adult-population clinical trial expected to commence in early 2023. We have initiated a collaboration with the International Rett Syndrome Foundation to advance our repurposing candidate into a proof-of-concept clinical trial in pediatric Rett patients in the U.S. and we plan to file an IND with the FDA in 2023. We anticipate identifying our lead series of NCEs for the treatment of Rett by the end of the fourth quarter of 2022.

Consistent with the Company’s strategy, the Company will continue its CDD and PD programs with its teams of experts in both areas, although at a reduced pace, and expect that development milestones may be delayed as the Company preserves its capital in favor of the Rett programs.

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

Business Disposals - Discontinuing Operations

In December 2021, vivoPharm met the criteria to be reported as discontinuing operations. Therefore, the related assets, liabilities, operating results and cash flows of the vivoPharm business are reported as discontinuing operations as of December 31, 2021, and for period from the Merger date of March 30, 2021 through December 31, 2021. See Note 3. Discontinuing Operations, to the condensed consolidated financial statements included in Part I, Item 1 above for additional information.

Revenue from Continuing Operations

The Company’s primary revenue sources are microOrgan plate product sales and prior to the end of the first quarter of 2022 the performance of preclinical drug testing services using our microOrgan technology, referred to as Discovery as a Service, or DaaS. The Company plans to focus its resources on internal drug discovery development programs and will wind down substantially all customer revenue generation in 2022. During the three and six months ended June 30, 2022, 47% and 44%, respectively, of revenue from continuing operations was generated from customers located outside of the United States. During the three and six months ended June 30, 2021, 15% and 24%, respectively, of revenue from continuing operations was generated from customers located outside of the United States. During the three and six months ended June 30, 2022, three and six customers accounted for approximately 95% and 78%, respectively, of the consolidated revenue from continuing operations. During the three and six months ended June 30, 2021, six and five customers accounted for approximately 89% and 70%, respectively, of the consolidated revenue from continuing operations.

Cost of Goods Sold from Continuing Operations

The Company separately reports cost of goods sold for product sales and service revenue. Product revenue costs include labor and product costs such as labware, plates and reagents required to develop iPSC’s into microOrgans as well as overhead, facility and equipment costs at the Company’s Maple Grove, Minnesota facility. As the facility was designed to accommodate the Company’s long-term growth, it has historically operated at less than 25% of capacity. The Company is converting the Maple Grove facility to a research and development facility in 2022 to focus its resources on internal drug discovery programs. Cost of goods sold for service revenue includes internal labor, materials and allocated overhead costs to perform services for DaaS projects.

Operating Expenses from Continuing Operations

The Company classifies its operating expenses into three categories: research and development, selling, general and administrative as well as merger related costs. Operating expenses principally consist of personnel costs including non-cash stock-based compensation, outside services, laboratory consumables, rent, overhead, disease model development costs, and marketing program costs, legal and accounting fees.

Research and Development Expenses. Research and development expenses reflect the personnel related expenses, overhead and lab consumable costs to develop its microOrgan technology at its La Jolla, California and Maple Grove, Minnesota facilities. The Company intends to accelerate its drug discovery activities in 2022 and beyond.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of personnel-related expenses, insurance, professional fees, such as legal, accounting, occupancy costs and other general expenses including travel and entertainment expenses.

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

As the Merger was consummated at the close of business on March 30, 2021, the Company’s condensed consolidated statement of operations for the six months ended June 30, 2021 includes three months and one day of operations associated with the historical CGI business. Further, as noted in Note 3. Discontinuing Operations, to the condensed consolidated financial statements included herein, the vivoPharm business has been classified as discontinuing operations commencing in the fourth quarter of 2021. Therefore, the results for the three and six months ended June 30, 2021 have been retroactively restated to reflect the vivoPharm business as discontinuing operations.

Results of Operations

Three and Six Months Ended June 30, 2022 and 2021

The following table sets forth certain information concerning the Company’s results from continuing operations for the periods shown (in thousands):

	Three months ended June 30,		Dollar	%	Six months ended June 30,		Dollar	%
	2022	2021	Change	Change	2022	2021	Change	Change
Revenue:
Service	$-	$213	$(213)	(100)%	$94	$310	$(216)	(70)%
Product	165	116	49	42%	374	222	152	68%
Total revenue	$165	$329	$(164)	(50)%	$468	$532	$(64)	(12)%

Operating costs and expenses:
Cost of goods sold – service	-	103	(103)	(100)%	38	167	(129)	(77)%
Cost of goods sold – product	304	345	(41)	(12)%	652	741	(89)	(12)%
Research and development	1,688	910	778	85%	3,239	1,730	1,509	87%
Selling, general and administrative	2,509	2,737	(228)	(8)%	5,272	3,951	1,321	33%
Merger related costs	-	165	(165)	(100)%	-	2,310	(2,310)	(100)%
Total operating costs and expenses	4,501	4,260	241	6%	9,201	8,899	302	3%
Loss from operations	(4,336)	(3,931)	(405)	10%	(8,733)	(8,367)	(366)	4%

Other (expense) income:
Change in fair value of warrant liability	-	-	-	n/a	-	214	(214)	(100)%
Change in fair value of share-settlement obligation derivative	-	-	-	n/a	-	(250)	250	(100)%
Loss on debt conversions	-	-	-	n/a	-	(2,518)	2,518	(100)%
Other income (expense), net	11	(23)	34	(148)%	2	(391)	393	(100)%
Total other (expense) income	11	(23)	34	(148)%	2	(2,945)	2,947	(100)%
Loss from continuing operations before income taxes	(4,325)	(3,954)	(371)	9%	(8,559)	(11,312)	2,581	23%
Income tax expense (benefit)	-	-	-		-	-	-	-
Net loss from continuing operations	$(4,325)	$(3,954)	$(371)	9%	$(8,559)	$(11,312)	$2,581	23%

Operating results: Comparison for the three and six months ended June 30, 2022 and 2021

Revenue from Continuing Operations

Total revenue decreased 50%, or $164 thousand, to $165 thousand for the three months ended June 30, 2022, as compared with $329 thousand for the three months ended June 30, 2021.

Total revenue decreased 12%, or $64 thousand, to $468 thousand for the six months ended June 30, 2022, as compared with $532 thousand for the six months ended June 30, 2021. The decrease in the current-year periods were the result of our planned decrease in revenue generating activities at our Maple Grove facility as we transition its operations to an internal research and development facility in 2022. Product revenue increased in the current-year periods as compared with the prior-year periods, primarily from increased shipping volumes as we wind down our customer sales, as well as increased pricing.

Cost of Goods Sold from Continuing Operations

Cost of goods sold – service aggregated $103 thousand for the three months ended June 30, 2021, resulting in a cost of goods sold of 48% of service revenue. The 2021 period was negatively impacted by incremental costs incurred to achieve contract deliverables. All service revenue contracts were completed in the first quarter of 2022 resulting in no service revenue or cost of sales in the second quarter of 2022.

Cost of goods sold – service aggregated $38 thousand and $167 thousand, respectively, for the six months ended June 30, 2022 and 2021, resulting in a cost of goods sold of 40% and 54%, respectively, of service revenue. The 2022 period was favorably impacted by a higher margin project and the 2021 period was negatively impacted by incremental costs incurred to achieve contract deliverables.

Cost of goods sold – product aggregated $304 thousand and $345 thousand for the three months ended June 30, 2022 and 2021, respectively, resulting in cost of goods sold gross margin deficits of $139 thousand and $229 thousand. Cost of goods sold – product aggregated $652 thousand and $741 thousand for the six months ended June 30, 2022 and 2021, respectively, resulting in respective cost of goods sold gross margin deficits of $278 thousand and $519 thousand. The decrease in cost of goods sold margin deficits in the current-year periods as compared with the prior-year periods was the result of increased revenue, a decrease in scrap materials and our focus on transforming our Maple Grove location to a research and development facility in 2022.

Operating Expenses from Continuing Operations

Research and development expenses increased by 85%, or $778 thousand, to $1.7 million for the three months ended June 30, 2022 from $910 thousand for the three months ended June 30, 2021. Research and development expenses increased by 87%, or $1.5 million, to $3.2 million for the six months ended June 30, 2022 from $1.7 million for the six months ended June 30, 2021. This increase is principally due to a $853 thousand increase in payroll-related and consulting expenses, a $417 thousand increase in research and development activities at our Maple Grove facility, and $230 thousand related to moving to a new facility in California in order to reduce our annual lease expense in that location.

Selling, general and administrative expenses decreased by 8%, or $228 thousand, to $2.5 million for the three months ended June 30, 2022, as compared with $2.7 million for the three months ended June 30, 2021. Selling, general and administrative expenses increased by 33%, or $1.3 million, to $5.3 million for the six months ended June 30, 2022, as compared with $4.0 million for the six months ended June 30, 2021. The 2021 period reflects the Company as a privately-held company during the first quarter whereas the 2022 period reflects the Company as a publicly-held company. The six months ended June 30, 2022 includes incremental $717 thousand of payroll-related expenses, including one-time severance benefits for two former employees of $437 thousand. The Company incurred $418 thousand of additional professional fees in 2022 compared to the same prior year period.

Merger related costs for the six months ended June 30, 2021 were $2.3 million. These professional service-related costs and investment banker fees were incurred related to the Merger.

Other Expenses, net from Continuing Operations

Total other income, net was not significant for the quarter ended June 30, 2022 and 2021.

Total other income, net was not significant for the six months ended June 30, 2022. Total other expense for the six months ended June 30, 2021 was $2.9 million, which consisted of a $250 thousand mark-to-market loss for an embedded compound derivative from the 2020 Convertible Notes, $2.5 million loss on the conversion of these notes to equity upon the closing of the Merger, a $214 thousand mark to market warrant liability gain, and interest expense of $368 thousand primarily related to the 2020 Convertible Notes.

Discontinuing Operations

In connection with the Merger, the Company was deemed to be the accounting acquiror of the vivoPharm business on March 30, 2021. Therefore, the vivoPharm business is reflected in discontinued operations for three months and one day in the period ended June 30, 2021.

In the three months ended June 30, 2022, the vivoPharm business generated $1.7 million in revenue and incurred a $1.5 million non-cash net impairment loss. During the second quarter of 2022, the Company received two offers for mutually exclusive components of the vivoPharm business and assessed the carrying value of each asset group using the estimated net sales proceeds based on these non-binding offers.

In the six months ended June 30, 2022, the vivoPharm business generated $3.0 million in revenue and incurred a $6.2 million net loss. This net loss includes a goodwill impairment charge of $2.2 million and an impairment charge of $3.6 million for intangible assets arising from the Merger. The impairment loss of $5.8 million during the six months ended June 30, 2022 was the result of changes in market valuations for contract research organizations in the first quarter of March 31, 2022 as well as the consideration of the two non-binding offers received in the second quarter of 2022 for mutually exclusive components of the vivoPharm business.

Liquidity and Capital Resources

The Company’s operating activities have been primarily funded with proceeds from the sale of convertible notes and preferred stock securities. Prior to the Merger, CGI’s primary sources of liquidity had been cash collections from its customers and funds generated from debt and equity financings. The Company is expected to generate minimal revenue from the StemoniX business during 2022 as it winds down its revenue producing operations to support its internal drug discovery programs. The Company had cash and cash equivalents of $11.7 million as of June 30, 2022. The Company’s management has projected that the Company’s cash on hand, together with the net proceeds from the planned sale of the vivoPharm business during 2022 and proceeds from future sales of common stock pursuant to the Purchase Agreement with Lincoln Park Capital, LLC as well as the at-the-market financing with Canaccord Genuity, will be adequate to fund the Company’s currently planned operations into early 2024. Such estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect, and/or the capital resources that we are assuming will be present could fail to materialize at the amounts we project or at all.

The Company expects to continue to incur operating losses in the future, unless and until the Company’s drug discovery efforts or other revenue from collaborators are able to demonstrate a level of success that would lead to potential out- licensing or sale of therapeutic assets. In addition, the Company will continue to incur the costs of being public, including legal and audit fees and director’s and officer’s liability insurance. These losses have had, and will continue to have, an adverse effect on the Company’s working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with drug discovery and development efforts and costs associated with being a public company, the Company is unable to predict when it will become profitable, and it may never become profitable. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis. The Company’s inability to achieve and then maintain profitability would negatively affect its business, financial condition, results of operations and cash flows.

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

In August 2022, in connection with efforts to sell its vivoPharm subsidiary, the Company determined that certain historical vivoPharm tax returns either had not been filed or were incorrectly filed with the U.S. Internal Revenue Service (“IRS”). As a result of this finding, the Company determined that it is more-likely-than not that the tax exposure is not significant to the consolidated financial statements taken as a whole. This conclusion is based on the specific facts related to this matter and how we believe the IRS will treat these facts. We plan to file corrective tax returns with the IRS as soon as possible. In the event the IRS does not accept our position, the Company’s tax liability could aggregate up to $3.6 million plus interest and penalties.

The Company’s forecast of the period of time through which its current financial resources will be adequate to support its operations and its expected operating expenses are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including those set forth below under “Cautionary Note Regarding Forward-Looking Statements.”

Cash Flows from Continuing Operations

Net cash flow from operating, investing and financing activities from continuing operations for the periods below were as follows (in thousands):

Six Months Ended June 30, 2022 and 2021

	Six months ended June 30,
	2022	2021
Net cash used in operating activities	$(7,464)	$(10,644)
Net cash (used in) provided by investing activities	(361)	29,656
Net cash (used in) provided by financing activities	(318)	6,730
Net (decrease) increase in cash and cash equivalents from continuing operations	$(8,143)	$25,742

The Company had cash and cash equivalents of $11.7 million and $26.5 million as of June 30, 2022 and 2021, respectively.

Cash Used in Operating Activities

Net cash used in operating activities from continuing operations was $7.5 million for the six months ending June 30, 2022, consisting of a net loss of $8.7 million, decreased for net non-cash adjustments of $1.0 million and additional cash used in operating assets and liabilities items of $174 thousand.

Net cash used in operating activities from continuing operations was $10.6 million for the six months ending June 30, 2021, consisting of a net loss of $11.3 million, decreased for net non-cash adjustments of $3.8 million and additional cash provided by operating assets and liabilities items of $3.1 million. The non-cash adjustments include a loss from conversion of debt in the amount of $2.5 million. In operating assets and liabilities, net cash used included a $722 thousand reduction in accounts payable due to Merger related costs being paid at the end of the first quarter.

Cash Used in Investing Activities

Net cash used in investing activities from continuing operations was $361 thousand for the six months ending June 30, 2022, related to investments in equipment. Net cash provided by investing activities from continuing operations was $29.7 million for the six months ended June 30, 2021, principally from CGI cash balances at the close of the Merger.

Cash Used in Financing Activities

Net cash used in financing activities from continuing operations was $318 thousand, primarily related to issuance costs related to the Lincoln Park Capital Fund LLC agreement. Net cash provided by financing activities from continuing operations was $6.7 million for the six months ended June 30, 2021 due to $5.0 million from the issuance of 2020 Convertible Notes and $1.7 million from the issuance of Series Preferred C shares.

Off-Balance Sheet Arrangements

Since inception, the Company has not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Significant Estimates

Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently likely to result in materially different results under different assumptions and conditions. For the six months ended June 30, 2022, there were no significant changes in our critical accounting policies. For a detailed description of our other critical accounting policies and significant estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our strategic plans;

●	our ability to discover and develop novel therapeutics;

●	our ability to raise additional capital;

●	our ability to license any therapeutics we develop to larger companies;

●	the ability of our licensees to achieve milestones under future licensing agreements that will generate revenue for us;

●	our ability to secure strategic and clinical co-development partnerships with pharmaceutical and biotechnology companies;

●	our ability to make capital expenditures and to finance operations;

●	our cash position;

●	our ability to effectively manage current and future collaboration partnerships, joint venture or acquisition initiatives undertaken by the Company;

●	our ability to develop and build infrastructure and teams to manage our research and development, partnering and clinical development activities;

●	our ability to continue to retain and hire key talent;

●	our ability to sell the vivoPharm business and effectively operate the business during the sales process;

●	our ability to correct historical vivoPharm tax filings;

●	our ability to deter cyberattacks on our business;

●	our ability to obtain compounds used for drug discovery and development could be affected as a result of the tensions between Ukraine and Russia; and

●	the impact of COVID-19 on the economy, demand for our services and products and our operations, including measures taken by government authorities to address the pandemic, which may precipitate or exacerbate other risks and/or uncertainties.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2022, the end of the period covered by this report on Form 10-Q. Based on this evaluation, the Company’s President and Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer) have concluded that its disclosure controls and procedures were not effective at the reasonable assurance level at June 30, 2022 because of the material weakness in the Company’s internal control over financial reporting related to the accounting for potential impairment of intangible assets that existed at December 31, 2021 that has not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

Other than changes related to the remediation activities discussed below, there were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We determined that the underlying revenue forecasting model to support the determination of cash flows for our vivoPharm business contained data input errors that required additional analysis and validation during the first quarter of 2022. While these data errors did not impact our assessment of the carrying value of our vivoPharm business as of December 31, 2021, the redesign of this control and ongoing testing of its operational effectiveness will not occur until later in 2022. As a result, the Company concluded that the deficiency in our internal control over financial reporting related to revenue and cash flow forecasting would give rise to the level of a material weakness as of December 31, 2021. The Company expects to remediate this control in 2022 through enhanced data validation and management review.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

10.1	Equity Distribution Agreement, dated April 8, 2022, by and between Vyant Bio, Inc. and Canaccord Genuity LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 11, 2022).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

** Furnished, not filed.

# Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

† Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 22, 2022.

VYANT BIO, INC.

Date: August 22, 2022	By:	/s/ John A. Roberts
John A. Roberts
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew D. C. LaFrence
Andrew D. C. LaFrence
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

