Form 10-Q
period 2022-09-30
Vyant Bio, Inc.
filed 2022-11-14
CIK 1349929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

Commission File Number 001-35817

VYANT BIO, INC.

(Exact name of registrant as specified in the charter)

Delaware	04-3462475
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

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

There were 5,910,308 shares of common stock, par value $0.0001 of Vyant Bio, Inc. issued and outstanding as of November 10, 2022.

Vyant Bio, Inc. and Subsidiaries

Part I Financial Information

Item 1 Financial Statements

Vyant Bio, Inc.

Consolidated Balance Sheets

(unaudited)

(Shares and USD in thousands)

	September 30,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$9,394	$20,608
Trade accounts and other receivables	383	434
Inventory	66	475
Prepaid expenses and other current assets	1,161	895
Assets of discontinuing operations – current	1,122	802
Total current assets	12,126	23,214
Non-current assets:
Fixed assets, net	1,223	1,020
Operating lease right-of-use assets, net	1,617	673
Long-term prepaid expenses and other assets	1,110	1,221
Assets of discontinuing operations – non-current	6,963	11,508
Total non-current assets	10,913	14,422
Total assets	$23,039	$37,636

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$897	$740
Accrued expenses	1,329	764
Deferred revenue	72	74
Obligations under operating leases, current portion	303	174
Obligation under finance leases, current portion	247	157
Liabilities of discontinuing operations – current	3,845	3,522
Total current liabilities	6,693	5,431
Obligations under operating leases, less current portion	1,383	516
Obligations under finance leases, less current portion	338	293
Long-term debt	57	57
Liabilities of discontinuing operations – non-current	728	49
Total liabilities	$9,199	$6,346

Commitments and contingencies

Stockholders’ equity:
Preferred stock, authorized 9,764 shares $0.0001 par value, none issued	-	-
Common stock, authorized 100,000 shares, $0.0001 par value, 5,883 and 5,798 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	111,009	110,176
Accumulated deficit	(97,244)	(78,813)
Accumulated comprehensive income (loss)	74	(74)
Total Stockholders’ equity	13,840	31,290
Total liabilities and Stockholders’ equity	$23,039	$37,636

See Notes to Unaudited Condensed Consolidated Financial Statements.

Vyant Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(Shares and USD in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue:
Service	$-	$97	$94	$407
Product	152	159	526	381
Total revenue	152	256	620	788

Operating costs and expenses:
Cost of goods sold – service	-	110	38	277
Cost of goods sold – product	257	355	909	1,096
Research and development	1,993	1,211	5,232	2,941
Selling, general and administrative	1,583	1,856	6,855	5,807
Merger related costs	-	-	-	2,310
Total operating costs and expenses	3,833	3,532	13,034	12,431
Loss from operations	(3,681)	(3,276)	(12,414)	(11,643)

Other income (expense):
Change in fair value of warrant liability	-	-	-	214
Change in fair value of share-settlement obligation derivative	-	-	-	(250)
Loss on debt conversions	-	-	-	(2,518)
Other income (expense), net	5	6	5	(22)
Interest income (expense), net	29	(4)	31	(367)
Total other income (expense)	34	2	36	(2,943)
Loss from continuing operations before income taxes	(3,647)	(3,274)	(12,378)	(14,586)
Income tax expense (benefit)	-	-	-	-
Loss from continuing operations	(3,647)	(3,274)	(12,378)	(14,586)
Discontinuing operations (net of $40 and $84 tax benefit in the three and nine months ended September 30, 2022, respectively, and $0 in 2021)	184	(1,187)	(6,053)	(1,427)
Net loss	(3,463)	(4,461)	(18,431)	(16,013)
Cumulative translation adjustment	136	17	148	16
Comprehensive loss	$(3,327)	$(4,444)	$(18,283)	$(15,997)

Net loss per share attributed to common stock – basic and diluted:
Net loss per share from continuing operations	$(0.62)	$(0.57)	$(2.11)	$(3.56)
Net income (loss) per share from discontinuing operations	0.03	(0.20)	(1.04)	(0.35)
Net loss per share	$(0.59)	$(0.77)	$(3.15)	$(3.91)
Weighted average shares outstanding:
Weighted average common shares outstanding - Basic and Diluted	5,883	5,797	5,856	4,096

See Notes to Unaudited Condensed Consolidated Financial Statements.

Vyant Bio, Inc.

Consolidated Statements of Common Stockholders’ Equity (Deficit)

(unaudited)

(Shares and USD in thousands)

Three months ended September 30, 2022 and 2021
	Common Stock		Additional Paid In	Accumulated	Accumulated Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of July 1, 2022	5,883	$1	$110,629	$(93,781)	$(62)	$16,787
Stock-based compensation	-	-	380	-	-	380
Foreign currency translation adjustment	-	-	-	-	136	136
Net loss	-	-	-	(3,463)	-	(3,463)
Balance as of September 30, 2022	5,883	$1	$111,009	$(97,244)	$74	$13,840

	Common Stock		Additional Paid In	Accumulated	Accumulated Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of July 1, 2021	5,797	$1	$109,569	$(49,506)	$(1)	$60,063
Stock-based compensation	-	-	297	-	-	297
Foreign currency translation adjustment	-	-	-	-	17	17
Net loss	-	-	-	(4,461)	-	(4,461)
Balance as of September 30, 2021	5,797	$1	$109,866	$(53,967)	$16	$55,916

See Notes to Unaudited Condensed Consolidated Financial Statements.

Vyant Bio, Inc.

Consolidated Statements of Temporary Equity and Common Stockholders’ Equity (Deficit)

(unaudited)

(Shares and USD in Thousands)

Nine months ended September 30, 2022 and 2021
	Common Stock		Additional Paid In	Accumulated	Accumulated Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of January 1, 2022	5,798	$1	$110,176	$(78,813)	$(74)	$31,290
Stock-based compensation	-	-	1,079	-	-	1,079
Exercise of stock options	1	-	4	-		4
Vesting of restricted stock	2	-	-	-	-	-
Issuance of common stock, net of issuance costs	82	-	(250)	-	-	(250)
Foreign currency translation adjustment	-	-	-	-	148	148
Net loss	-	-	-	(18,431)	-	(18,431)
Balance as of September 30, 2022	5,883	$1	$111,009	$(97,244)	$74	$13,840

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Total Temporary	Common Stock		Additional Paid In	Accumulated	Accumulated Comprehensive	Total Common Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Equity	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance as of January 1, 2021	4,612	$12,356	3,489	$16,651	-	-	$29,007	519	-	$1,514	$(37,954)	$-	$(36,440)

Stock-based compensation	-	-	-	-	-	-	-	-	-	1,025	-	-	1,025

Exercise of stock options	-	-	-	-	-	-	-	-	-	4	-	-	4
Issuance of Series C Convertible Preferred shares, net of issuance costs of $214	-	-	-	-	567	1,786	1,786	-	-	-	-	-	-
Issuance of Common Stock for acquisition consideration	-	-	-	-	-	-	-	2,201	-	59,920	-	-	59,920
Issuance of Incremental shares to StemoniX shareholders upon Merger	-	-	-	-	-	-	-	161	-	-	-	-	-
Conversion of Preferred Stock to Common Stock upon Merger	(4,612)	(12,356)	(3,489)	(16,651)	(567)	(1,786)	(30,793)	2,239	1	30,792	-	-	30,793
Conversion of 2020 Notes to Common Stock upon Merger	-	-	-	-	-	-	-	668	-	16,190	-	-	16,190
Preferred stock warrant settled for Common Stock upon Merger	-	-	-	-	-	-	-	9	-	-	-	-	-

Warrant liability reclassified to equity upon Merger	-	-	-	-	-	-	-		-	421	-	-	421
Foreign currency translation adjustment	-	-	-	-	-	-	-		-	-		16	16
Net loss	-	-	-	-	-	-	-	-	-	-	(16,013)	-	(16,013)
Balance as of September 30, 2021	-	$-	-	$-	-	$-	-	5,797	$1	$109,866	$(53,967)	$16	$55,916

See Notes to Unaudited Condensed Consolidated Financial Statements.

Vyant Bio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(USD in Thousands)

	Nine months ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(18,431)	$(16,013)
Net loss from discontinuing operations	6,053	1,427
Reconciliation of net loss to net cash used in operating activities, continuing operations:
Stock-based compensation	865	825
Amortization of operating lease right-of-use assets	245	211
Depreciation and amortization expense	400	410
Change in fair value of share-settlement obligation derivative	-	250
Change in fair value of warrant liability	-	(214)
Change in fair value of 2020 Convertible Note with fair value election	-	4
Accretion of debt discount	-	173
Loss on conversion of debt	-	2,518
Gain on sale of assets	-	(14)
Changes in operating assets and liabilities net of impacts of business combination:
Trade accounts and other receivables	51	(37)
Inventory	409	(66)
Prepaid expenses and other current assets	(155)	(469)
Accounts payable	156	(1,303)
Obligations under operating leases	(193)	(263)
Accrued expenses and other current liabilities	563	(756)
Net cash used in operating activities, continuing operations	(10,037)	(13,317)
Net cash used in operating activities, discontinuing operations	(352)	(673)
Net cash used in operating activities	(10,389)	(13,990)
Cash Flows from Investing Activities:
Equipment purchases and leasehold improvements	(608)	(521)
Cash acquired from acquisition	-	30,163
Sale of Patent	-	50
Net cash (used in) provided by investing activities, continuing operations	(608)	29,692
Net cash used in investing activities, discontinuing operations	(76)	-
Net cash (used in) provided by investing activities	(684)	29,692
Cash Flows from Financing Activities:
Issuance of common stock (net of issuance costs)	(246)	4
Issuance of Series C Preferred Stock, net of issuance costs	-	1,786
2020 Convertible Note proceeds	-	5,022
Principal payments on long-term debt	-	(82)
Proceeds from lease financing	266	-
Principal payments on obligations under finance leases	(131)	-
Net cash (used in) provided by financing activities, continuing operations	(111)	6,730
Net cash used in financing activities, discontinuing operations	(30)	(21)
Net cash (used in) provided by financing activities	(141)	6,709
Net (decrease) increase in cash and cash equivalents	(11,214)	22,411
Cash and cash equivalents beginning of the period	20,608	792
Cash and cash equivalents end of the period	$9,394	$23,203

Supplemental disclosure of cash flow information from continuing operations:
Cash paid for interest	$25	$-
Cash paid for income taxes	8	-
Non-cash investing activities from continuing operations:
Fair value of non-cash merger consideration	$-	$59,920
Right-of-use asset obtained in exchange for new leases	1,189	83
Non-cash financing activities from continuing operations:
Conversion of Preferred Stock to Common Stock upon Merger	$-	$30,793
Conversion of 2020 Convertible Notes and Accrued Interest to Common Stock upon Merger	-	16,190
Reclass warrant liability to equity upon Merger	-	421

See Notes to Unaudited Condensed Consolidated Financial Statements.

Vyant Bio, Inc.

Notes to Condensed Consolidated Financial Statements

Period Ended September 30, 2022

(Unaudited)

Note 1. Organization and Description of Business

Vyant Bio, Inc. (the “Company”, “Vyant Bio”, “VYNT” or “we”), is an innovative biotechnology company transforming drug discovery for complex neurodevelopmental and neurodegenerative disorders. Our central nervous system (“CNS”) drug discovery platform combines the scientific knowhow of our team coupled with the application of human-derived organoid models of brain disease, scaled biology, and machine learning. Our platform is designed to: 1) elucidate disease pathophysiology; 2) formulate key therapeutic hypotheses; 3) identify and validate drug targets, cellular assays, and biomarkers to guide candidate molecule selection; and 4) guide clinical trial patient selection and trial design. Our current programs are focused on identifying repurposed and novel small molecule clinical candidates for rare CNS genetic disorders including Rett Syndrome (“RTT”), CDKL5 Deficiency Disorders (“CDD”) and familial Parkinson’s Disease (“PD”). The Company’s management believes that drug discovery needs to progressively shift as the widely used preclinical models for predicting safe and effective drugs have under-performed, as evidenced by the time and cost of bringing novel drugs to market. As a result, Vyant Bio is focused on combining sophisticated data science capabilities with highly functional human cell derived disease models. We leverage our ability to identify validated targets and molecular-based biomarkers to screen and test thousands of small molecule compounds in highly standardized human diseased 3D brain organoids in order to create a unique approach to assimilating biological data that supports decision making iteratively throughout the discovery phase of drug development to identify both novel and repurposed drug candidates.

vivoPharm Sale

On November 2, 2022 the Company completed the sale of its principal vivoPharm subsidiary, vivoPharm LLC, located in Hershey, Pennsylvania, to Reaction Biology Corporation for $5.5 million in an upfront cash payment, subject to customary adjustments for working capital, closing cash, indebtedness and transaction expenses. After these closing adjustments were reflected, $5.5 million was paid at closing. Vyant Bio expects to net approximately $4.4 million in cash after tax and transaction related expenses, as well as incur $0.6 million in exit costs associated with this transaction. Exit costs associated with the vivoPharm business are expected to be paid by March 31, 2023. The Company continues to operate its vivoPharm Australia subsidiary, RDDT a vivoPharm Company Pty Ltd (“RDDT”), which is held for sale.

Reverse Stock Split

On July 14, 2022, the Company’s stockholders approved a reverse stock split (the “Reverse Split”) of the Company’s issued and outstanding shares of Common Stock in the range of one for five to one for fifteen shares. On October 18, 2022, the Company’s Board of Directors approved a Reverse Split of one for five shares effective November 1, 2022. As a result of the reverse split, every 5 shares of the Company’s Common Stock issued and outstanding were converted into one share of Common Stock. No fractional shares were issued in connection with the reverse split. Stockholders who would otherwise be entitled to a fractional share of Common Stock instead received cash in lieu of fractional shares based on the average of the closing sales prices of the Company’s Common Stock as quoted on the Nasdaq Capital Market on the five trading days immediately prior to November 1, 2022. The reverse split did not reduce the number of authorized shares of the Common Stock or preferred stock (the “Preferred Stock”) or change the par values of the Company’s Common Stock or Preferred Stock. The Reverse Split affected all stockholders uniformly and did not affect any stockholder’s ownership percentage of the Company’s shares of Common Stock (except to the extent that the reverse split would result in some of the stockholders receiving cash in lieu of fractional shares). All outstanding common stock options, warrants and restricted stock units entitling their holders to receive or purchase shares of the Company’s Common Stock have been adjusted as a result of the reverse split, as required by the terms of each security. All historical share and per share amounts presented herein have been retroactively adjusted to reflect the impact of the Reverse Split.

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

These unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements for the year ended December 31, 2021, and notes thereto included in our Annual Report on Form 10-K as filed with the SEC. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the entire 2022 year.

Dollar amounts in tables are stated in thousands of U.S. dollars.

Note 2. Cancer Genetics, Inc. Merger

The Company formerly known as Cancer Genetics, Inc. (“CGI”), StemoniX and CGI Acquisition, Inc. (“Merger Sub”) entered into a merger agreement on August 21, 2020, which was amended on February 8, 2021 and February 26, 2021 (as amended, the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Merger Sub was merged (the “Merger”) with and into StemoniX on March 30, 2021, with StemoniX surviving the Merger as a wholly owned subsidiary of the Company. For U.S. federal income tax purposes, the Merger qualified as a tax-free “reorganization”. Concurrent with the Merger closing, the Company changed its name to Vyant Bio, Inc. Under the terms of the Merger Agreement, upon consummation of the Merger, the Company issued (i) an aggregate of 3,595,508 shares of VYNT common stock, par value $0.0001 per share (the “Common Stock”) to the holders of StemoniX capital stock (after giving effect to the conversion of all StemoniX preferred shares and StemoniX 2020 Convertible Notes) and StemoniX warrants (which does not include a certain warrant (the “Investor Warrant”) issued to a certain StemoniX convertible note holder (the “Major Investor”)), (ii) options to purchase an aggregate of 178,356 shares of Common Stock to the holders of StemoniX options with exercise prices ranging from $3.30 to $23.05 per share and a weighted average exercise price of $7.30 per share, and (iii) a warrant (the “Major Investor Warrant”) to the Major Investor, expiring February 23, 2026 to purchase 28,778 shares of Common Stock at a price of $29.5295 per share in exchange for the Investor Warrant.

The Merger was accounted for as a reverse acquisition with StemoniX being the accounting acquirer of CGI using the acquisition method of accounting. Under acquisition accounting, the assets and liabilities (including executory contracts, commitments and other obligations) of CGI, as of March 30, 2021, the closing date of the Merger, were recorded at their respective fair values and added to those of StemoniX. Any excess of purchase price consideration over the fair values of the identifiable net assets is recorded as goodwill. The total consideration paid by StemoniX in the Merger amounted to $59.9 million, which represents the fair value of CGI’s 2,201,437 shares of Common Stock or $50.74 million, 431,537 Common Stock warrants or $9.04 million and 11,181 Common Stock options outstanding on the closing date of the Merger with a fair value of $139 thousand. In addition, at the effective time of the Merger, existing StemoniX shareholders received an additional 160,942 incremental shares in accordance with the conversion ratio set forth in the Merger Agreement.

The Company incurred $2.3 million of costs associated with the Merger that have been reported on the condensed consolidated statement of operations as Merger related costs for the nine months ended September 30, 2021.

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

The following presents the unaudited pro forma combined financial information as if the Merger had occurred as of January 1, 2020:

Nine months ended September 30, 2021
Total revenue	$5,294
Net loss	(10,777)
Pro forma loss per common share, basic and diluted	(1.85)
Pro forma weighted average number of common shares basic and diluted	5,795,520

The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred had the Merger been completed as of January 1, 2020, nor are they necessarily indicative of future consolidated results.

Note 3. Discontinuing Operations

In December 2021, the Company’s Board of Directors approved a plan to sell the business of vivoPharm Pty Ltd and its subsidiaries (“vivoPharm”) to focus the Company on the development of neurological developmental and degenerative disease therapeutics. In December 2021, the Company engaged an investment bank to sell the vivoPharm business which is expected to be completed 2022.

On November 2, 2022 the Company completed the sale of its principal vivoPharm subsidiary, vivoPharm LLC located in Hershey, Pennsylvania, to Reaction Biology Corporation for $5.5 million in an upfront cash payment, subject to customary adjustments for working capital, closing cash, indebtedness and transaction expenses. After these closing adjustments were reflected, $5.5 million was paid at closing. Vyant Bio expects to net approximately $4.4 million in cash after transaction related expenses and income taxes, as well as incur $0.6 million in exit costs associated with this transaction. Exit costs associated with the vivoPharm business are expected to be paid by March 31, 2023. In connection with the sale of the vivoPharm LLC business, the Company agreed to retain certain liabilities aggregating to $357 thousand.

The Company classified the vivoPharm business as held for sale as of December 31, 2021, and, given the significance of the change in the Company’s strategy, classified this business as discontinuing operations in these condensed consolidated financial statements. Therefore, the results for the three and nine months ended September 30, 2021 have been retroactively restated to reflect the vivoPharm business as discontinuing operations. In connection with the reclassification of the vivoPharm business as held for sale in the fourth quarter of 2021, the Company completed a valuation of the net carrying value of this business and recorded a goodwill impairment charge of $20.2 million. The Company valued the vivoPharm business as of December 31, 2021 equally weighting public company revenue multiples as of December 31, 2021 and comparable transaction revenue multiples, which are classified as Level 3 measurements within the fair value hierarchy. The Company updated the valuation of the vivoPharm business as of March 31, 2022 based on equally weighting public company revenue multiples as of the valuation date and comparable transaction revenue multiples. As a result of this analysis, the Company recorded an additional impairment charge of $4.3 million during the quarter ended March 31, 2022 consisting of the write-off of the remaining $2.2 million goodwill balance and reducing the cost basis of customer relationships and tradenames by $1.8 million and $0.3 million, respectively. During the second quarter of 2022, the Company received two offers for mutually exclusive components of the vivoPharm business and assessed the carrying value of each asset group using the estimated net sales proceeds based on these offers. As a result, the Company recorded a net impairment charge of $1.5 million during the second quarter of 2022 which was reduced in the third quarter of 2022 by $388 thousand based upon revised estimated net sales proceeds as of September 30, 2022.

Also included in discontinuing operations are pre-Merger-related payables related to Cancer Genetic’s sale of its BioPharma and Clinical businesses (“Pre-Merger discontinuing operations”). As of September 30, 2022 and December 31, 2021, $280 thousand and $409 thousand, respectively, of liabilities relating to these businesses are classified as other current liabilities – discontinuing operations on the Company’s condensed consolidated balance sheets.

Results of discontinuing operations were as follows for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue	$2,140	$1,251	$5,180	$2,887
Cost of goods sold	1,097	952	2,477	1,901
General and administrative	1,287	1,489	3,428	2,419
Impairment charge (recovery) of goodwill and intangible assets	(388)	-	5,415	-
Total operating costs and expenses	1,996	2,441	11,320	4,320
Income (loss) from discontinuing operations	144	(1,190)	(6,140)	(1,433)
Total other (expense) income	-	3	3	6
Income (loss) from discontinuing operations before income taxes	144	(1,187)	(6,137)	(1,427)
Income tax benefit	40	-	84	-
Net income (loss) from discontinuing operations	$184	$(1,187)	$(6,053)	$(1,427)

Assets and liabilities of discontinuing operations were as follows as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Accounts receivable	$796	$457
Other current assets	326	345
Assets of discontinuing operations - current	1,122	802

Fixed assets, net of accumulated depreciation	242	163
Operating lease right-of-use assets	844	30
Intangible assets, net	5,511	8,787
Goodwill	-	2,164
Other assets	366	364
Assets of discontinuing operations - non-current	6,963	11,508

Accounts payable	$810	$358
Accrued expense	363	418
Obligation under operating lease, current	152	29
Obligation under finance lease, current	30	32
Deferred revenue	1,935	1,911
Taxes payable	275	365
Other current liabilities	280	409
Liabilities of discontinued operations - current	3,845	3,522

Obligations under operating leases, less current	709	2
Obligations under finance leases, less current	19	47
Liabilities of discontinued operations - non-current	728	49

In January 2022, the vivoPharm business signed an extension to its Hershey, Pennsylvania facility lease and a new lease in South Australia resulting in an increase of $1.0 million of right-of-use (“ROU”) assets and related liability within discontinuing operations.

Intangible assets consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Customer relationships	$5,241	$8,000
Trade name	983	1,500
	6,224	9,500
Less accumulated amortization	(713)	(713)
Intangible assets, net	$5,511	$8,787

Goodwill arising from the Merger was solely attributed to the vivoPharm business. The following is a roll forward of goodwill as of and for the nine months ended September 30, 2022:

2022

Beginning balance, January 1	$2,164
Purchase price adjustments	-
Impairment charge	(2,164)
Ending balance, September 30	$-

Note 4. Inventory

Inventory consists of the following:

	September 30, 2022	December 31, 2021
Finished goods	$-	$23
Work in process	59	138
Raw materials	7	314
Total inventory	$66	$475

Note 5. Fixed Assets

Presented in the table below are the major classes of fixed assets by category:

	September 30, 2022	December 31, 2021
Equipment	$2,962	$2,733
Furniture and fixtures	6	6
Leasehold improvements	612	251
	3,580	2,990
Less accumulated depreciation	(2,357)	(1,970)
	$1,223	$1,020

Depreciation expense recognized during the three months ended September 30, 2022 and 2021 was $124 thousand and $143 thousand, respectively, and for the nine months ended September 30, 2022 and 2021, was $400 thousand and $410 thousand, respectively.

Note 6. Leases

The Company leases its laboratory, research and administrative office space under various operating leases. In January 2022, the Company recorded a $1.2 million ROU asset and related liability upon the signing of a new 5-year lease in San Diego, California.

The components of operating and finance lease expenses for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating lease costs	$110	$149	$332	$441
Finance lease costs:
Depreciation of ROU assets	61	-	141	-
Interest on lease liabilities	11	-	25	-
Total finance lease cost	72	-	166	-
Variable lease costs	-	-	-	-
Short-term lease costs	-	-	-	-
Total lease cost	$182	$149	$498	$441

Amounts reported in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 are as follows:

	2022	2021
Operating leases:
Operating lease ROU assets, net	$1,617	$673
Operating lease current liabilities	303	174
Operating lease long-term liabilities	1,383	516
Total operating lease liabilities	1,686	690
Finance leases:
Equipment	743	477
Accumulated depreciation	(181)	(63)
Finance leases, net	562	414
Current installment obligations under finance leases	247	157
Long-term portion of obligations under finance leases	338	293
Total finance lease liabilities	$585	$450

Other information related to leases from continuing operations for the nine months ended September 30, are as follows:

	2022	2021
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$193	$263
Financing cash flow from finance leases	135	-
Weighted average remaining lease term:
Operating leases	4.69 years	5.68 years
Finance leases	2.29 years	-
Weighted average discount rate:
Operating leases	8.3%	9.9%
Finance leases	6.9%	-

Annual payments of lease liabilities under noncancelable leases from continuing operations as of September 30, 2022 are as follows:

	Operating leases	Finance leases
Remainder of 2022	$106	$70
2023	433	280
2024	423	235
2025	427	51
2026	441	-
2027	215	-
Thereafter	-	-
Total undiscounted lease payments	2,045	636
Less: Imputed interest	(359)	(51)
Total lease liabilities	$1,686	$585

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

As of September 30, 2022 and December 31, 2021, the Company’s liability for gross unrecognized tax benefits (excluding interest and penalties) totaled $0 thousand and $0, respectively, in continuing operations. The Company had accrued interest and penalties relating to unrecognized tax benefits of $0 and $0 on a gross basis as of September 30, 2022 and December 31, 2021, respectively, in continuing operations. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

Note 8. Long-Term Debt

Long-term debt as of September 30, 2022 and December 31, 2021 consists of a $57 thousand Economic Injury Disaster Loan with annual principal payments of approximately $1 thousand per year.

2020 Convertible Notes

Effective February 8, 2021 the Company’s shareholders and 2020 Convertible Note holders approved amendments to the 2020 Convertible Notes to allow for the issuance of up to $10.0 million in 2020 Convertible Notes for cash (plus up to approximately $3.9 million of 2020 Convertible Notes in exchange for the cancellation of Series B Preferred stock) as well as modifications to the financing’s terms for any 2020 Convertible Noteholder that invested at least $3.0 million of cash since May 4, 2020 in the offering (a “Major Investor”). As of March 12, 2021, the Company completed the $10.0 million 2020 Convertible Note offering. The Company raised approximately $5.0 million from the sale of 2020 Convertible Notes from January 1, 2021 through March 12, 2021 of which approximately $3.9 million were to related parties, including former StemoniX Board members as well as a more than 5% owner of Series B Preferred stock. For any Major Investor, the modified terms provide for a fixed conversion discount on the 2020 Convertible Notes of 20% and a common stock warrant equal to 20% of the amount invested in all 2020 Convertible Notes by such Major Investor divided by the weighted average share price of the Common Stock over the five trading days prior to the closing of the Merger. One 2020 Convertible Note holder that had previously invested $1.25 million in the offering invested an additional $3.0 million on February 23, 2021 and upon the Merger received a warrant to purchase 28,778 shares of the Company’s common stock at an exercise price of $29.5295 per share (the “Major Investor Warrant”). At the time of the Merger, the outstanding principal of the 2020 Convertible Notes of approximately $12.7 million plus accrued interest of $468 thousand were exchanged for 667,788 shares of the Company’s common stock. In connection with this exchange, the Company recorded a debt extinguishment loss of $2.5 million in the first quarter of 2021. The weighted average interest rate on the 2020 notes during the nine-months ended September 30, 2021 was 18.22%.

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

Lincoln Park Capital Fund, LLC Agreement

On March 28, 2022, the Company entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which, subject to the terms and conditions, provides that the Company has the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $15.0 million of its common shares. Additionally, on March 28, 2022, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park, pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”), covering the resale of shares of common stock issued to Lincoln Park under the Purchase Agreement. In addition, under the Purchase Agreement, the Company agreed to issue a commitment fee of 81,190 common shares, or the Commitment Shares, as consideration for Lincoln Park entering into the Purchase Agreement. Under the Purchase Agreement, the Company may from time to time for 30 months following May 9, 2022 (the “Commencement Date”), at its discretion, direct Lincoln Park to purchase on any single business day, or a Regular Purchase, up to (i) 10,000 common shares, (ii) 15,000 common shares if the closing sale price of its common shares is not below $7.50 per share on Nasdaq or (iii) 20,000 common shares if the closing sale price of its common shares is not below $12.50 per share on Nasdaq. In addition to Regular Purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $1.0 million absent a mutual agreement to increase such amount. The purchase price per share for each Regular Purchase will be based on prevailing market prices of the Common Stock immediately preceding the time of sale as computed in accordance with the terms set forth in the Purchase Agreement. There are no upper limits on the price per share that Lincoln Park must pay for shares of Common Stock under the Purchase Agreement. The Purchase Agreement may be terminated by the Company at any time after the Commencement Date, at its sole discretion, without any cost or penalty, by giving one business day notice to Lincoln Park to terminate the Purchase Agreement.

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

For the three and nine months ended September 30, 2022, the Company incurred $0 and $250 thousand, respectively, of issuance costs related to Lincoln Park and Canaccord Genuity LLC ATM arrangements which were recorded in the Condensed Consolidated Statements of Stockholders’ Equity. As of September 30, 2022, the Company had not issued any shares of common stock under the Purchase Agreement with Lincoln Park or the Sales Agreement with the Agent, other than the Commitment Shares issued to Lincoln Park.

Preferred Stock

Series A and B Preferred Stock

As of December 31, 2020, the Company had 4,611,587 shares of Series A Preferred Stock (the “Series A Preferred”) 3,489,470 shares of Series B Preferred Stock (the “Series B”) issued and outstanding (collectively the “Preferred Stock”). The Company had classified the Preferred Stock as temporary equity in the condensed consolidated balance sheets as the Preferred Shareholders controlled a Deemed Liquidation Event, as defined below, under the terms of the Series A and Series B Preferred Stock as described below. Effective with the Merger, all the Series A Preferred and the Series B Preferred shares were exchanged for 1,194,701 and 904,834 shares of common stock, respectively, and the related carrying value was reclassified to common stock and additional paid-in capital.

Series C Preferred Stock

Effective March 15, 2021, StemoniX’s shareholders approved the Merger with Cancer Genetics and the authorization of $2.0 million of StemoniX’s Series C Preferred Stock (“Series C Preferred”). Effective with the Merger on March 30, 2021, the Series C Preferred shares were exchanged for 139,879 shares of Vyant Bio common stock and the related carrying value was reclassified to common stock and additional paid-in capital.

Warrants

Common Stock Warrants

The Company issued the Investor Warrant on February 23, 2021. Effective with the Merger, the Investor Warrant was exchanged for a warrant to purchase 28,778 shares of the Company’s common stock at an exercise price of $29.5295. Prior to this exchange, the Investor Warrant was classified as a liability and the Company recognized a $214 thousand gain in the first quarter of 2021 related to fair value adjustments. The fair value of the Investor Warrant was $421 thousand at the time of the Merger and reclassified to additional paid in capital.

In connection with the Merger, the Company assumed 431,537 common stock warrants issued in prior financings of which 429,820 remain outstanding as of September 30, 2022. A summary of all common stock warrants outstanding as of September 30, 2022 is as follows:

Issuance Related to:	Exercise Price	Outstanding Warrants	Expiration Dates
2020 Convertible Note	$29.55	28,778	Feb 23, 2026
2021 offerings	$17.50	324,828	Feb 10, 2026 - Aug 3, 2026
Advisory fees	$12.10 - $37.95	98,578	Jan 9, 2024 - Oct 28, 2025
Debt	$138.00	2,955	Mar 22, 2024
Debt	$2,250.00	1,837	Oct 17, 2022 - Dec 7, 2022
Debt	$1,500.00	1,622	Oct 17, 2022
Total		458,598

Preferred Stock Warrants

In connection with the issuance of the Series A Convertible Preferred and Series B Convertible Preferred, the Company issued warrants (the “Series A Warrants” and “Series B Warrants”, respectively, and collectively, the “Preferred Warrants”) as compensation to non-employee placement agents. The Series A Warrants and Series B Warrants were issued on April 28, 2017 and May 18, 2019, respectively. The Company determined the Preferred Warrants should be classified as equity as they were issued as vested share-based payment compensation to nonemployees. The Preferred Warrants were recorded in stockholders’ equity at fair value upon issuance with no subsequent remeasurement. As part of the Merger, the Preferred Warrants were converted and settled for a total of 8,621 shares of the Company’s common stock.

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

In the fourth quarter of 2021, the Company classified the vivoPharm business as discontinuing operations and applied held for sale accounting. The Company valued the vivoPharm business as of December 31, 2021 equally weighting public company revenue multiples as of December 31, 2021 and comparable transaction revenue multiples, which are classified as Level 3 measurements within the fair value hierarchy. The Company updated the valuation of the vivoPharm business during the quarter ending March 31, 2022 based on equally weighting public company revenue multiples and comparable transaction revenue multiples, which resulted in a $4.5 million decrease to the fair value of vivoPharm in the first quarter of. The Company recognized an impairment charge of $4.3 million during the quarter ended March 31, 2022, which decreased vivoPharm’s net carrying value, net of estimated disposal costs from $9.2 million as of December 31, 2021 to $4.9 million. During the second quarter of 2022, the Company received two offers for mutually exclusive components of the vivoPharm business and assessed the carrying value of each asset group using the estimated net sales proceeds based on these offers. As a result, the Company recorded a net impairment charge of $1.5 million during the second quarter of 2022. The Company recorded an impairment recovery of $388 thousand during the third quarter of 2022 based upon September 30, 2022 vivoPharm net assets.

The following tables present changes in fair value of level 3 valued instruments as of and for the nine months ended September 30, 2022 and 2021:

vivoPharm Business
Balance – December 31, 2021	$11,000
Additions	-
Measurement adjustments	(5,528)
Settlement	-
Balance – September 30, 2022	$5,472

	2020 Convertible Note	Warrant	Embedded Derivative
Balance – December 31, 2020	$-	$-	$1,690
Additions	3,746	635	325
Measurement adjustments	4	(214)	250
Settlement	(3,750)	(421)	(2,265)
Balance – September 30, 2021	$-	$-	$-

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

Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted income (loss) per share calculations for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net loss from continuing operations	$(3,647)	$(3,274)	$(12,378)	$(14,586)
Net income (loss) from discontinuing operations	184	(1,187)	(6,053)	(1,427)
Net loss	$(3,463)	$(4,461)	$(18,431)	$(16,013)
Basic and diluted weighted average shares outstanding	5,882,560	5,797,162	5,856,159	4,095,951
Basic and diluted net income (loss) per share:
Continuing operations	$(0.62)	$(0.57)	$(2.11)	$(3.56)
Discontinuing operations	0.03	(0.20)	(1.04)	(0.35)
Net loss per shares attributable to common stockholder, basic and diluted	$(0.59)	$(0.77)	$(3.15)	$(3.91)

The following securities were not included in the computation of diluted shares outstanding for the for the three and nine months ended September 30, 2022 and 2021 because the effect would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Common stock warrants	458,598	460,315	458,598	460,315
Common stock options	484,781	430,567	484,781	430,567
Restricted stock	68,899	-	68,899	-
Total	1,012,278	890,882	1,012,278	890,882

Note 12. Stock-Based Compensation

The Company has two pre-Merger legacy equity incentive plans: the Cancer Genetics Inc. 2011 Equity Incentive Plan (the “2011 Plan”), and the StemoniX Inc. 2015 Stock Option Plan (the “2015 Plan”, and collectively, the “Frozen Stock Option Plans”). The Frozen Stock Option Plans as well as the 2021 Plan (as defined below) are meant to provide additional incentive to officers, employees and consultants to remain in the Company’s employment. Options granted are generally exercisable for up to 10 years. Effective with the Merger, the Company is no longer able to issue options from the Frozen Stock Option Plans. Effective with the Merger, the Vyant Bio 2021 Equity Incentive Plan (the “2021 Plan”) came into effect, pursuant to which the Company’s Board of Directors may grant up to 900,000 of equity-based instruments to officers, key employees, and non-employee consultants.

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

On March 30, 2021, the Company granted 230,300 stock options to officers and other employees, 15,618 stock options to independent Board members and a restricted stock unit (“RSU”) of 1,735 shares to the Company’s Board chair. The options granted to officers and employees vest 25% one year from the grant date and thereafter equally over the next 36 months. The options granted to Board members vested upon grant. The Board chair RSU vested one year from the grant date.

During the nine months ended September 30, 2022, the Company granted 27,516 stock options to officers and other employees and 81,929 restricted stock units (“RSUs”) to the Company’s Board of Directors. The options granted to officers and employees vest over various terms based on the underlying agreement, as 121,344 contain performance vesting criteria. The RSUs granted to Board members vest one year from the grant date. As of September 30, 2022 68,899 of the RSU’s remain outstanding.

As of September 30, 2022, there were 492,288 additional shares available for the Company to grant under the 2021 Plan. The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The assumptions for stock option grants during the nine months ended September 30, 2022 and 2021 are provided in the following table.

	2022	2021
Valuation assumptions
Expected dividend yield	0.0%	0.0%
Expected volatility	56.3% –70.7%	70.0%-123.0%
Expected term (years) – simplified method	3.0 – 6.1	5.5 – 6.1
Risk-free interest rate	2.04% – 3.0%	0.95% – 1.16%

Stock option activity during the nine months ended September 30, 2022 and 2021 is as follows:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term
Balance as of January 1, 2021	151,277	$9.10	8.7
Granted	256,187	22.70
Additional options grant StemoniX holders	38,376	23.05
Options assumed in Merger	11,168	229.75
Exercised	(5,983)	6.20
Forfeited	(18,217)	19.10
Expired	(2,241)	7.25
Balance as of September 30, 2021	430,567	$23.80	8.8

Balance as of January 1, 2022	464,019	20.95	7.4
Granted	148,860	5.02
Exercised	(1,034)	4.80
Forfeited	(94,364)	14.94
Expired	(32,700)	42.51
Balance as of September 30, 2022	484,781	$15.34	8.2

Exercisable as of September 30, 2022	198,844	$19.58	7.1

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2022 and 2021 was $2.51 and $19.45, respectively.

The aggregate intrinsic value of options outstanding as of September 30, 2022 was $1 thousand. The intrinsic value of options exercisable as of September 30, 2022 was $1 thousand. The total intrinsic value of options exercised was $5 thousand and $0 thousand for the nine months ended September 30, 2022 and 2021, respectively.

The Company recognized stock-based compensation related to different instruments for the three and nine months ended September 30 as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Stock Options	$162	$117	$559	$805
Shares issued for services	143	10	306	20
Total	$305	$127	$865	$825

As of September 30, 2022, there was $2.5 million of total unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.5 years.

Note 13. Segment Information

The Company reports segment information based on how the Company’s chief operating decision maker (“CODM”) regularly reviews operating results, allocates resources and makes decisions regarding business operations. For segment reporting purposes, the Company’s business structure is comprised of one operating and reportable segment.

During the three and nine months ended September 30, 2022, three and four customers accounted for approximately 91% and 76%, respectively, of the consolidated revenue from continuing operations. During the three and nine months ended September 30, 2021 four customers accounted for approximately 67% and 56% of the respective consolidated revenue from continuing operations.

During the three and nine months ended September 30, 2022, approximately, 47% and 44%, respectively, of the Company’s consolidated revenue from continuing operations were earned outside of the U.S. During the three and nine months ended September 30, 2021, approximately, 17% and 23% respectively, of the Company’s consolidated revenue from continuing operations were earned outside of the U.S.

Customers representing 10% or more of the Company’s total revenue from continuing operations for the three and nine months ended September 30, 2022 and 2021 are presented in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Customer A	47%	13%	39%	18%
Customer B	n/a	12%	11%	11%
Customer C	n/a	19%	4%	12%
Customer D	26%	1%	16%	n/a
Customer E	18%	n/a	10%	n/a
Customer F	n/a	23%	n/a	15%

Note 14. Related Party Transactions

The Company raised approximately $3.9 million from the sale of 2020 Convertible Notes from January 1, 2021 through March 12, 2021 from related parties, including former StemoniX Board members as well as one shareholder who owned more than 5% of Series B Preferred stock. This Series B preferred stock shareholder was also a Major Investor and received an Investor Warrant on February 23, 2021. Effective with the Merger, the Investor Warrant was exchanged for a warrant to purchase 28,778 shares of the Company’s common stock at an exercise price of $29.5295 per share.

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

Note 16. Subsequent Events

vivoPharm Sale

As described in Note 1, on November 2, 2022, the Company closed on a definitive agreement with Reaction Biology Corporation for Reaction to acquire Vyant Bio’s subsidiary vivoPharm LLC, located in Hershey, Pennsylvania.

Reverse Stock Split

As described in Note 1, on July 14, 2022, the Company’s stockholders approved a reverse stock split (the “Reverse Split”) of the Company’s issued and outstanding shares of Common Stock in the range of one for five to one for fifteen shares. On October 18, 2022, the Company’s Board of Directors approved a Reverse Split of one for five shares effective November 1, 2022. As a result of the reverse split, every 5 shares of the Company’s Common Stock issued and outstanding were converted into one share of Common Stock. No fractional shares were issued in connection with the reverse split. Stockholders who would otherwise be entitled to a fractional share of Common Stock instead will receive cash in lieu of fractional shares based on the closing sales price of the Company’s Common Stock as quoted on the Nasdaq Global Market on the five trading days immediately prior to November 1, 2022. The reverse split did not reduce the number of authorized shares of the Common Stock or preferred stock (the “Preferred Stock”) or change the par values of the Company’s Common Stock or Preferred Stock. The Reverse Split affected all stockholders uniformly and did not affect any stockholder’s ownership percentage of the Company’s shares of Common Stock (except to the extent that the reverse split would result in some of the stockholders receiving cash in lieu of fractional shares). All outstanding common stock options, warrants and restricted stock units entitling their holders to receive or purchase shares of the Company’s Common Stock have been adjusted as a result of the reverse split, as required by the terms of each security. All historical share and per share amounts presented herein have been retroactively adjusted to reflect the impact of the Reverse Split.

Equipment Financing Arrangement

In July 2022, the Company signed an equipment financing arrangement to finance $238 thousand of equipment that is expected to be delivered in January 2023. The Company funded a $17 thousand down payment and will make 60 monthly payments of $5 thousand starting in approximately February 2023.

Australian Adult Clinical Trial

The Company’s Australian subsidiary, vivoPharm Pty Ltd, entered into a master services agreement and related statement of work with an Australian contract research organization in November 2022 to support the Company’s adult Rett Syndrome clinical trial. The statement of work aggregates approximately 3.9 million Australian dollars and can be cancelled with 60 days notice.

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

Overview

Vyant Bio, Inc. (the “Company”, “Vyant Bio”, “VYNT” or “we”), is an innovative biotechnology company transforming drug discovery for complex neurodevelopmental and neurodegenerative disorders. Our central nervous system (“CNS”) drug discovery platform combines the scientific knowhow of our team coupled with the application of human-derived organoid models of brain disease, scaled biology, and machine learning to identify and validate drug targets and therapeutic candidates. Our platform is designed to: 1) elucidate disease pathophysiology; 2) formulate key therapeutic hypotheses; 3) identify and validate drug targets, cellular assays, and biomarkers to guide candidate molecule selection; and 4) guide clinical trial patient selection and trial design. Our current programs are focused on identifying repurposed and novel small molecule clinical candidates for rare CNS genetic disorders including Rett Syndrome (“RTT”), CDKL5 Deficiency Disorders (“CDD”) and familial Parkinson’s Disease (“PD”). The Company’s management believes that drug discovery needs to progressively shift as the widely used preclinical models for predicting safe and effective drugs have under-performed, as evidenced by the time and cost of bringing novel drugs to market. As a result, Vyant Bio is focused on combining sophisticated data science capabilities with highly functional human cell derived disease models. We leverage our ability to identify validated targets and molecular-based biomarkers to screen and test thousands of small molecule compounds in human diseased 3D brain organoids in order to create a unique approach to assimilating biological data that supports decision making iteratively throughout the discovery phase of drug development to identify both novel and repurposed drug candidates.

In December 2021, the Company’s Board of Directors approved a plan to sell the business of vivoPharm Pty Ltd (“vivoPharm”) and its subsidiaries to allow the Company to focus on the development of neurological developmental and degenerative disease therapeutics. We engaged an investment banker in December 2021 to sell the vivoPharm business during 2022.

Recent Developments

In July 2022, as part of the Company’s periodic evaluation of factors that impact the Company’s execution of its business, financial and research and development plans, particularly in light of the current status of the overall biotech financial markets, the Company will emphasize its operational focus and capital resources on developing therapeutic candidates to treat Rett Syndrome (“RTT”). Our specific intent is to be highly focused on the validation of the power of our drug discovery platform in a planned human proof-of-concept clinical trial currently anticipated to begin in early 2023. We have identified an FDA-approved drug and novel scaffolds against two distinct targets that are the basis for our new chemical entities (“NCE’s”) discovery efforts that in our preclinical discovery work robustly and reproducibly rescue the RTT disease functional phenotype with a differentiated mechanism of action (“MOA”) compared to two compounds currently in U.S. clinical trials. Upcoming milestones for the proof-of-concept program includes an RTT adult-population clinical trial expected to commence in early 2023. In November 2022 the Company’s subsidiary, vivoPharm Pty. Ltd. entered into a contract research agreement to commence this clinical trial in Australia in the first quarter of 2023. We are also seeking to be included in a RTT pediatric population clinical trial expected to commence in 2023 as a collaborator with the International Rett Syndrome Foundation (“ISRF”) if the ISRF receives sufficient funding for this clinical trial. We anticipate identifying our lead series of NCEs for the treatment of RTT by the end of the fourth quarter of 2022.

Consistent with the Company’s strategy, the Company will continue its CDD and PD programs with its teams of experts in both areas, although at a slower pace, and expect that development milestones may be delayed as the Company preserves its capital in favor of the Rett program.

On November 2, 2022 the Company completed the sale of its principal vivoPharm subsidiary, vivoPharm LLC located in Hershey, Pennsylvania, to Reaction Biology Corporation for $5.5 million in an upfront cash payment, subject to customary adjustments for working capital, closing cash, indebtedness and transaction expenses. After these closing adjustments were reflected, $5.5 million was paid at closing. Vyant Bio expects to net approximately $4.4 million in cash after tax and transaction related expenses, as well as incur $600 thousand in exit costs associated with this transaction. Exit costs associated with the vivoPharm business are expected to be paid by March 31, 2023. The Company continues to operate its wholly-owned vivoPharm subsidiaries vivoPharm Pty. Ltd.,. as well as RDDT, which is held for sale.

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

The Merger was accounted for as a reverse acquisition with StemoniX being the accounting acquirer of CGI using the acquisition method of accounting. Under acquisition accounting, the assets and liabilities (including executory contracts, commitments and other obligations) of CGI, as of March 30, 2021, the closing date of the Merger, were recorded at their respective fair values and added to those of StemoniX. Any excess of purchase price consideration over the fair values of the identifiable net assets is recorded as goodwill. The total consideration paid by StemoniX in the Merger amounted to $59.9 million, which represents the fair value of CGI’s 2,201,437 shares of Common Stock or $50.74 million, 431,537 Common Stock warrants or $9.04 million and 11,181 Common Stock options outstanding on the closing date of the Merger with a fair value of $139 thousand. In addition, at the effective time of the Merger, existing StemoniX shareholders received an additional 160,942 incremental shares in accordance with the conversion ratio set forth in the Merger Agreement.

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

Revenue from Continuing Operations

The Company’s primary revenue sources are microOrgan plate product sales and prior to the end of the first quarter of 2022 the performance of preclinical drug testing services using our microOrgan technology, referred to as Discovery as a Service, or DaaS. The Company plans to focus its resources on internal drug discovery development programs and will wind down substantially all customer revenue generation in 2022. The Company is seeking a license/distribution partner for its microOrgan plates. During the third quarter, the Company determined that the terms for this business were rapidly unfavorably changing given the overall economic conditions and discussions evolving discussions with a potential partner. As a result, the Company expects revenue for the remainder of 2022 to continue to diminish and inventory associated with this business will be used for internal research and development activities. During the three and nine months ended September 30, 2022, 47% and 44%, respectively, of revenue from continuing operations was generated from customers located outside of the United States. During the three and nine months ended September 30, 2021, 17% and 23%, respectively, of revenue from continuing operations was generated from customers located outside of the United States. During the three and nine months ended September 30, 2022, three and four customers accounted for approximately 91% and 76%, respectively, of the consolidated revenue from continuing operations. During the three and nine months ended September 30, 2021, four customers accounted for approximately 67% and 56%, respectively, of the consolidated revenue from continuing operations.

Cost of Goods Sold from Continuing Operations

The Company separately reports cost of goods sold for product sales and service revenue. Product revenue costs include labor and product costs such as labware, plates and reagents required to develop iPSC’s into microOrgans as well as overhead, facility and equipment costs at the Company’s Maple Grove, Minnesota facility. As the facility was designed to accommodate the Company’s long-term growth, it has historically operated at less than 25% of capacity. The Company substantially completed the conversion of the Maple Grove facility to a research and development facility in the third quarter of 2022 to focus its resources on internal drug discovery programs. Cost of goods sold for service revenue includes internal labor, materials and allocated overhead costs to perform services for DaaS projects.

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

Research and Development Expenses. Research and development expenses reflect the personnel related expenses, overhead and lab consumable costs to develop its microOrgan technology at its San Diego, California and Maple Grove, Minnesota facilities. The Company intends to accelerate its drug discovery activities in 2022 and beyond.

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

As the Merger was consummated at the close of business on March 30, 2021, the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2021 includes six months and one day of operations associated with the historical CGI business. Further, as noted in Note 3. Discontinuing Operations, to the condensed consolidated financial statements included herein, the vivoPharm business has been classified as discontinuing operations commencing in the fourth quarter of 2021. Therefore, the results for the three and nine months ended September 30, 2021 have been retroactively restated to reflect the vivoPharm business as discontinuing operations.

Results of Operations

Three and Nine months ended September 30, 2022 and 2021

The following table sets forth certain information concerning the Company’s results from continuing operations for the periods shown (in thousands):

	Three months ended September 30,		Dollar	%	Nine months ended September 30,		Dollar	%
	2022	2021	Change	Change	2022	2021	Change	Change
Revenue:
Service	$-	$97	$(97)	(100)%	$94	$407	$(313)	(77)%
Product	152	159	(7)	(4)%	526	381	145	38%
Total revenue	$152	$256	$(104)	(41)%	$620	$788	$(168)	(21)%

Operating costs and expenses:
Cost of goods sold – service	-	110	(110)	(100)%	38	277	(239)	(86)%
Cost of goods sold – product	257	355	(98)	(28)%	909	1,096	(187)	(17)%
Research and development	1,993	1,211	782	65%	5,232	2,941	2,291	78%
Selling, general and administrative	1,583	1,856	(273)	(15)%	6,855	5,807	1,048	18%
Merger related costs	-	-	-	n/a	-	2,310	(2,310)	(100)%
Total operating costs and expenses	3,833	3,532	301	9%	13,034	12,431	603	5%
Loss from operations	(3,681)	(3,276)	(405)	12%	(12,414)	(11,643)	(771)	7%

Other (expense) income:
Change in fair value of warrant liability	-	-	-	n/a	-	214	(214)	(100)%
Change in fair value of share-settlement obligation derivative	-	-	-	n/a	-	(250)	250	(100)%
Loss on debt conversions	-	-	-	n/a	-	(2,518)	2,518	(100)%
Other income (expense), net	34	2	32	1,600%	36	(389)	425	(109)%
Total other (expense) income	34	2	32	1,600%	36	(2,943)	2,979	(101)%
Loss from continuing operations before income taxes	(3,647)	(3,274)	(373)	11%	(12,378)	(14,586)	2,208	(15)%
Income tax expense (benefit)	-	-	-	n/a	-	-	-	n/a
Net loss from continuing operations	$(3,647)	$(3,274)	$(373)	11%	$(12,378)	$(14,586)	$2,208	(15)%

Operating results: Comparison for the three and nine months ended September 30, 2022 and 2021

Revenue from Continuing Operations

Total revenue decreased 41%, or $104 thousand, to $152 thousand for the three months ended September 30, 2022, as compared with $256 thousand for the three months ended September 30, 2021. Total revenue decreased 21%, or $168 thousand, to $620 thousand for the nine months ended September 30, 2022, as compared with $788 thousand for the nine months ended September 30, 2021. The decrease in the current-year periods were the result of our planned decrease in revenue generating activities at our Maple Grove facility as we transitioned its operations to an internal research and development facility in 2022. Product revenue increased or maintained in the current-year periods as compared with the prior-year periods, primarily from increased shipping volumes as we wind down our customer sales, as well as increased pricing.

Cost of Goods Sold from Continuing Operations

Cost of goods sold – service aggregated $110 thousand for the three months ended September 30, 2021, resulting in a cost of goods sold of 113% of service revenue. The 2021 period was negatively impacted by incremental costs incurred to achieve contract deliverables. All service revenue contracts were completed in the first quarter of 2022 resulting in no service revenue or cost of sales in the third quarter of 2022.

Cost of goods sold – service aggregated $38 thousand and $277 thousand, respectively, for the nine months ended September 30, 2022 and 2021, resulting in a cost of goods sold of 40% and 68%, respectively, of service revenue. The 2022 period was favorably impacted by a higher margin project and the 2021 period was negatively impacted by incremental costs incurred to achieve contract deliverables.

Cost of goods sold – product aggregated $257 thousand and $355 thousand for the three months ended September 30, 2022 and 2021, respectively, resulting in cost of goods sold gross margin deficits of $105 thousand and $196 thousand. Cost of goods sold – product aggregated $909 thousand and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively, resulting in cost of goods sold gross margin deficits of $383 thousand and $715 thousand. The decrease in cost of goods sold margin deficits in the current-year periods as compared with the prior-year periods was the result of increased revenue, a decrease in scrap materials and our focus on transforming our Maple Grove location to a research and development facility in 2022.

Operating Expenses from Continuing Operations

Research and development expenses increased by 65%, or $782 thousand, to $2.0 million for the three months ended September 30, 2022 from $1.2 million for the three months ended September 30, 2021. This increase is primarily due to transforming our Maple Grove location to a research and development facility in 2022 which resulted in additional consumables used in research and development instead of being used for manufacturing inventory. Research and development expenses increased by 78%, or $2.3 million, to $5.2 million for the nine months ended September 30, 2022 from $2.9 million for the nine months ended September 30, 2021. This increase is principally due to a $1.1 million increase in payroll-related expenses, $892 thousand increase in research and development activities, and $223 thousand related to moving to a new facility in California in order to reduce our annual lease expense in that location.

Selling, general and administrative expenses decreased by 15%, or $273 thousand, to $1.6 million for the three months ended September 30, 2022, as compared with $1.9 million for the three months ended September 30, 2021. This decrease reflects reductions in head count, business development activities and other miscellaneous expense reductions. Selling, general and administrative expenses increased by 18%, or $1 million, to $6.9 million for the nine months ended September 30, 2022, as compared with $5.8 million for the nine months ended September 30, 2021. The 2021 period reflects the Company as a privately-held company during the first quarter whereas the 2022 period reflects the Company as a publicly-held company. The nine months ended September 30, 2022 includes one-time severance benefits for two former employees of $437 thousand and $250 thousand in higher professional expenses. The Company incurred $467 thousand of additional insurance expense in 2022 as compared with the same prior-year period.

Merger related costs for the nine months ended September 30, 2021 were $2.3 million. These professional service-related costs and investment banker fees were incurred related to the Merger.

Other Expenses, net from Continuing Operations

Total other income, net was not significant for the quarter ended September 30, 2022 and 2021.

Total other income, net was not significant for the nine months ended September 30, 2022. Total other expense for the nine months ended September 30, 2021 was $2.9 million, which consisted of a $250 thousand mark-to-market loss for an embedded compound derivative from the 2020 Convertible Notes, $2.5 million loss on the conversion of these notes to equity upon the closing of the Merger, a $214 thousand mark to market warrant liability gain, and interest expense of $368 thousand primarily related to the 2020 Convertible Notes.

Discontinuing Operations

In connection with the Merger, the Company was deemed to be the accounting acquiror of the vivoPharm business on March 30, 2021. Therefore, the vivoPharm business is reflected in discontinued operations for six months and one day in the period ended September 30, 2021.

In the three months ended September 30, 2022, the vivoPharm business generated $2.1 million in revenue and incurred net income of $184 thousand. This net income includes an impairment charge recovery of $388 thousand for intangible assets arising from the Merger.

In the nine months ended September 30, 2022, the vivoPharm business generated $5.2 million in revenue and incurred a $6.1 million net loss. This net loss includes a goodwill impairment charge of $2.2 million and an impairment charge of $3.2 million for intangible assets arising from the Merger. The impairment loss of $5.4 million during the nine months ended September 30, 2022 was the result of changes in market valuations for contract research organizations from December 31, 2021 to September 30, 2022 which impact the Company’s valuation of the vivoPharm business which is accounted for as a held for sale asset since the fourth quarter of 2021. Factors such as funding for biotechnology and pharmaceutical companies, higher interest rates and inflation as well as the Ukraine War have all impacted public company stock valuations in 2022 which may result in additional adjustments to the carrying value of the vivoPharm business. In November 2022 the Company sold the vivoPharm US operations and continue to operate the vivoPharm Australian operations within discontinuing operations. The Company expects to incur approximately $600 thousand of exit costs through March 31, 2023 to reduce the cost structure of the remaining vivoPharm employee base.

Liquidity and Capital Resources

The Company’s operating activities have been primarily funded with proceeds from the sale of convertible notes and preferred stock securities. Prior to the Merger, CGI’s primary sources of liquidity had been cash collections from its customers and funds generated from debt and equity financings. The Company is expected to generate minimal revenue from the StemoniX business during the remainder of 2022 as we have substantially ceased the Maple Grove facility’s revenue producing operations to support internal drug discovery programs, including its planned adult human clinical trial in Australia that is expected to commence in the first quarter of 2023. The Company had cash and cash equivalents of $9.4 million as of September 30, 2022. The Company’s management has projected that the Company’s cash on hand, together with the net proceeds of approximately $4.4 million from the sale of the vivoPharm U.S. business in November 2022 and proceeds from future sales of common stock pursuant to the Purchase Agreement with Lincoln Park Capital, LLC as well as the at-the-market financing with Canaccord Genuity, will be adequate to fund the Company’s currently planned operations into the fourth quarter of 2023. Such estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect, and/or the capital resources that we are assuming will be present could fail to materialize at the amounts we project or at all.

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

Lincoln Park Capital Fund, LLC Agreement

On March 28, 2022, the Company entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which, subject to the terms and conditions, provides that the Company has the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $15.0 million of its common shares. Additionally, on March 28, 2022, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park, pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”), covering the resale of shares of common stock issued to Lincoln Park under the Purchase Agreement. In addition, under the Purchase Agreement, the Company agreed to issue a commitment fee of 81,190 common shares, or the Commitment Shares, as consideration for Lincoln Park entering into the Purchase Agreement. Under the Purchase Agreement, the Company may from time to time for 30 months following May 9, 2022 (the “Commencement Date”), at its discretion, direct Lincoln Park to purchase on any single business day, or a Regular Purchase, up to (i) 10,000 common shares, (ii) 15,000 common shares if the closing sale price of its common shares is not below $7.50 per share on Nasdaq or (iii) 20,000 common shares if the closing sale price of its common shares is not below $12.50 per share on Nasdaq. In addition to Regular Purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $1.0 million absent a mutual agreement to increase such amount. The purchase price per share for each Regular Purchase will be based on prevailing market prices of the Common Stock immediately preceding the time of sale as computed in accordance with the terms set forth in the Purchase Agreement. There are no upper limits on the price per share that Lincoln Park must pay for shares of Common Stock under the Purchase Agreement. The Purchase Agreement may be terminated by the Company at any time after the Commencement Date, at its sole discretion, without any cost or penalty, by giving one business day notice to Lincoln Park to terminate the Purchase Agreement.

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

In August 2022, in connection with efforts to sell its vivoPharm subsidiary, the Company determined that certain historical vivoPharm tax returns either had not been filed or were incorrectly filed with the U.S. Internal Revenue Service (“IRS”). As a result of this finding, the Company determined that it is more-likely-than not that the tax exposure is not significant to the consolidated financial statements taken as a whole. This conclusion is based on the specific facts related to this matter and how we believe the IRS will treat these facts. Corrective tax returns were filed with the IRS in September 2022. In the event the IRS does not accept our position, the Company’s tax liability could aggregate up to $2.8 million plus interest and penalties.

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

Cash Flows from Continuing Operations

Net cash flow from operating, investing and financing activities from continuing operations for the periods below were as follows (in thousands):

Nine months ended September 30, 2022 and 2021

	Nine months ended September 30,
	2022	2021
Net cash used in operating activities	$(10,037)	$(13,317)
Net cash (used in) provided by investing activities	(608)	29,692
Net cash (used in) provided by financing activities	(111)	6,730
Net (decrease) increase in cash and cash equivalents from continuing operations	$(10,756)	$23,105

The Company had cash and cash equivalents of $9.4 million and $23.2 million as of September 30, 2022 and 2021, respectively.

Cash Used in Operating Activities

Net cash used in operating activities from continuing operations was $10.0 million for the nine months ending September 30, 2022, consisting of a net loss of $12.4 million, decreased for net non-cash adjustments of $1.5 million and additional cash provided by operating assets and liabilities items of $831 thousand, largely from a reduction of inventory balances as we transitioned the Maple Grove location to a research and development facility as well as an increase in payroll liabilities. In addition, $352 thousand of cash was used in 2022 discontinuing operations.

Net cash used in operating activities from continuing operations was $13.3 million for the nine months ending September 30, 2021, consisting of a net loss of $14.6 million, decreased for net non-cash adjustments of $4.2 million and additional cash used in operating assets and liabilities items of $2.9 million. The non-cash adjustments include stock-based compensation of $825 thousand, depreciation and amortization expense of $410 thousand and a net loss related to the pre-merger StemoniX capital structure and related debt conversions of $2.7 million. Operating assets and liabilities used net cash of $2.9 million including a $2.1 million reduction in accounts payable and accrued expenses due to Merger related costs being payments in 2021. The net loss for the nine months ended September 30, 2021 includes $2.3 million of Merger related costs.

Cash Used in Investing Activities

Net cash used in investing activities from continuing operations was $608 thousand for the nine months ended September 30, 2022, related to investments in equipment and our new leased facility in California. Net cash provided by investing activities from continuing operations was $29.7 million for the nine months ended September 30, 2021, principally from CGI cash balances at the close of the Merger.

Cash Used in Financing Activities

Net cash used in financing activities from continuing operations was $111 thousand for the nine months ended September 30, 2022, primarily related to issuance costs related to the Lincoln Park Capital Fund LLC agreement partially offset by a new financing lease entered into in the third quarter. Net cash provided by financing activities from continuing operations was $6.7 million for the nine months ended September 30, 2021 due to $5.0 million from the issuance of 2020 Convertible Notes and $1.7 million from the issuance of Series Preferred C shares.

Off-Balance Sheet Arrangements

Since inception, the Company has not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Significant Estimates

Critical accounting policies are those policies that require the application of management’s most challenging subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently likely to result in materially different results under different assumptions and conditions. For the nine months ended September 30, 2022, there were no significant changes in our critical accounting policies except for:

(a)	As of September 30, 2022 the Company has written off all of its goodwill from the Merger and as the Company sold its vivoPharm US operations in November 2022, unamortized intangible assets are not expected to be material to the Company’s consolidated balance sheet as of December 31, 2022. Therefore, the Company expects that the valuation of goodwill and intangible assets will not be a critical accounting policy as of December 31, 2022; and
(b)	Given the Company’s exit from selling products and services, which was substantially completed in the third quarter of 2022, the Company no longer considers revenue recognition as a critical accounting policy as of September 30, 2022.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our strategic plans;

●	our ability to discover and develop novel therapeutics;

●	our ability to raise additional capital;

●	our ability to license any therapeutics we develop to larger companies;

●	the ability of our licensees to achieve milestones under future licensing agreements that will generate revenue for us;

●	our ability to secure strategic and clinical co-development partnerships with pharmaceutical and biotechnology companies;

●	our ability to make capital expenditures and to finance operations;

●	our cash position;

●	our ability to effectively manage current and future collaboration partnerships, joint venture or acquisition initiatives undertaken by the Company;

●	our ability to develop and build infrastructure and teams to manage our research and development, partnering and clinical development activities;

●	our ability to continue to retain and hire key talent;

●	our ability to sell the remainder of the vivoPharm business and effectively operate the business during the sales process;

●	our ability to deter cyberattacks on our business;

●	our ability to obtain compounds used for drug discovery and development could be affected as a result of the tensions between Ukraine and Russia; and

●	the impact of COVID-19 on the economy, demand for our services and products and our operations, including measures taken by government authorities to address the pandemic, which may precipitate or exacerbate other risks and/or uncertainties.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company continues to operate its facilities in Australia and expects to initiate a Rett Syndrome clinical trial in the first quarter of 2023. The Company is subject to risk for foreign currency exchange rate fluctuations related to the fluctuation between the Australian dollar and the U. S. dollar and the translation of the Australian dollar and Euro to U. S. dollars. The Company currently does not plan to hedge its foreign currency risks but will continue to evaluate this risk.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2022, the end of the period covered by this report on Form 10-Q. Based on this evaluation, the Company’s President and Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer) have concluded that its disclosure controls and procedures were not effective at the reasonable assurance level at September 30, 2022 because of the material weakness in the Company’s internal control over financial reporting related to the accounting for potential impairment of intangible assets that existed at December 31, 2021 that has not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

Other than changes related to the remediation activities discussed below, there were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

3.1	Certificate of Amendment of Certificate of Incorporation, as amended, of Vyant Bio, Inc., dated November 1, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2022).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

** Furnished, not filed.

# Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

† Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2022.

VYANT BIO, INC.

Date: November 14, 2022	By:	/s/ John A. Roberts
John A. Roberts
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew D. C. LaFrence
Andrew D. C. LaFrence
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

