Form 10-K
period 2022-12-31
Vyant Bio, Inc.
filed 2023-03-31
CIK 1349929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No: ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $24.7 million on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $4.55 on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of March 15, 2023:

Class	Number of Shares
Common Stock, $.0001 par value	6,267,708

Documents incorporated by reference

None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” or the negative of those terms, and similar words expressions and comparable terminology intended to identify forward-looking statements. These statements reflect the Company’s current views with respect to future events and are based on assumptions and subject to risks and uncertainties including those set forth below and under Part I, Item 1A, “Risk Factors” in this annual report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent the Company’s estimates and assumptions only as of the date of this annual report on Form 10-K and, except as required by law, the Company undertakes no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this annual report on Form 10-K. You should read this annual report on Form 10-K and the documents referenced in this annual report on Form 10-K and filed as exhibits completely and with the understanding that the Company’s actual future results may be materially different from what the Company expects. The Company qualifies all of its forward-looking statements by these cautionary statements. Such statements may include, but are not limited to, statements concerning the following:

●	our ability to consummate any strategic transaction, whether by acquisition, sale of any part of our business, or otherwise, and effectively operate our business during any such transaction process;

●	substantial doubt about our ability to continue as a going concern;

●	our cash position;

●	our ability to finance operations;

●	our ability to execute on our current business plans while exploring strategic alternatives;

●	the ability to maintain the listing of our securities on Nasdaq, and the potential liquidity and trading of our securities;

●	our ability to retain key talent;

●	our ability to discover and develop novel therapeutics;

●	our ability to license any therapeutics we develop to larger companies;

●	our ability to deter cyberattacks on our business; and

●	the impact of COVID-19 on the economy, demand for our services and products and our operations, including measures taken by government authorities to address the pandemic, which may precipitate or exacerbate other risks and/or uncertainties.

PART I

Item 1.	Business.

Overview

Vyant Bio, Inc. (the “Company”, “Vyant Bio”, “VYNT” or “we”), incorporates innovative biology and data science to improve drug discovery for complex neurodevelopmental and neurodegenerative disorders. As noted below, in January 2023 we have ceased substantially all preclinical and clinical development activities as we complete our review of our strategic alternatives.

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

On January 4, 2023, the Company announced that it had engaged LifeSci Capital as its financial advisor to assist in exploring a range of strategic alternatives focused on enhancing shareholder value. There can be no assurance that this review process will result in any changes to the Company’s current business plans or lead to any specific action or transaction.

The Company’s Board of Directors (the “Board”), after an assessment of the status of the Company’s efforts to seek strategic alternatives and the Company’s then current cash position, approved a plan on January 31, 2023 to preserve the Company’s cash to be able to continue to pursue a satisfactory strategic alternative for the purpose of maximizing the value of the Company’s business while also having sufficient cash to adequately fund an orderly wind down of the Company’s operations (the “Cash Preservation Plan”) in the event it is unable to secure a satisfactory strategic alternative. As part of the Cash Preservation Plan, the Company implemented a reduction in force, resulting in the retention of a core group of employees required for one or more potential strategic transactions and/or to execute an orderly wind down of the Company if required. The Company also deferred pending efforts with respect to its current preclinical and clinical programs.

Further, on January 31, 2023, John A. Roberts and Robert T. Fremeau, Jr., agreed in principle that Mr. Roberts and Dr. Fremeau would step down as President and Chief Executive Officer and Chief Scientific Officer, respectively, of the Company, effective as of February 3, 2023, and pursuant to their employment agreements, would be deemed terminated as of that date by the Company without cause for purposes of determining severance thereunder. Mr. Roberts remains a member of the Board of Directors of the Company. Andrew D. C. LaFrence, the Company’s Chief Financial Officer, assumed the role of President and Chief Executive Officer following Mr. Roberts’ departure. Mr. LaFrence became Chief Financial Officer upon the Company’s merger with StemoniX, Inc. on March 30, 2021, pursuant to the terms of an employment agreement, dated March 30, 2021, which remains in effect.

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

Reverse Stock Split

On July 14, 2022, the Company’s stockholders approved a reverse stock split (the “Reverse Split”) of the Company’s issued and outstanding shares of Common Stock in the range of one for five to one for fifteen shares. On October 18, 2022, the Company’s Board of Directors approved a Reverse Split of one for five shares effective November 1, 2022. As a result of the reverse split, every 5 shares of the Company’s Common Stock issued and outstanding were converted into one share of Common Stock. No fractional shares were issued in connection with the reverse split. Stockholders who would otherwise be entitled to a fractional share of Common Stock instead received cash in lieu of fractional shares based on the closing sales price of the Company’s Common Stock as quoted on the Nasdaq Global Market on the five trading days immediately prior to November 1, 2022. The reverse split did not reduce the number of authorized shares of the Common Stock or preferred stock (the “Preferred Stock”) or change the par values of the Company’s Common Stock or Preferred Stock. The Reverse Split affected all stockholders uniformly and did not affect any stockholder’s ownership percentage of the Company’s shares of Common Stock (except to the extent that the reverse split would result in some of the stockholders receiving cash in lieu of fractional shares). All outstanding common stock options, warrants and restricted stock units entitling their holders to receive or purchase shares of the Company’s Common Stock have been adjusted as a result of the reverse split, as required by the terms of each security. All historical share and per share amounts presented herein have been retroactively adjusted to reflect the impact of the Reverse Split.

vivoPharm Business

In December 2021, the Company’s Board of Directors approved the engagement of an investment banker to seek to sell the vivoPharm business to allow the Company to focus on the development of neurological developmental and degenerative disease therapeutics. As of December 31, 2021, the Company commenced accounting for vivoPharm as discontinuing operations. In the fourth quarter of 2022, the Company sold substantially all of the operations of vivoPharm in two separate transactions. On March 13, 2023, the remaining vivoPharm business was sold. For further information, see section entitled “Discontinuing Operations” later in this Part I, and Note 3, Discontinuing Operations, to the Company’s Consolidated Financial Statements included in Part II. Item 8 herein.

Business Strategy

Drug Discovery

The Company’s strategy has been to utilize a unique and robust “human-first” drug discovery platform to discover repurposed and novel therapeutics to treat neurodevelopmental and neurodegenerative diseases, initially focusing on rare CNS genetic disorders including Rett, CDD and familial PD. Key to the Company’s strategy has been the development by utilizing human-derived induced pluripotent stem cells (“iPSC”) to generate three dimensional organoids that exhibit spontaneous synchronized neuronal activity that can be detected in a high-throughput fashion. Vyant Bio has industrialized the production of iPSC-derived organoids into standard multi-well plate formats that we believe are sufficiently robust and reproducible to enable high throughput drug screening and provide insightful data for optimized selection of therapeutic candidates.

The human organoid platform is combined with software analytics and machine learning systems, branded by the Company as its proprietary AnalytiX™ system. This integrated approach enables standardized, high-throughput screening of drug candidates to establish human efficacy prior to conducting human clinical studies, mitigating or in some cases avoiding the inadequacies of testing in clonal cell lines or preclinical animal models. The Company believes that its technologies will permit drug discovery in human disease areas that are difficult to address using current methodologies, such as brain diseases, accelerate preclinical drug discovery and development, reduce risk of clinical failure, predict drug candidate efficacy with greater degrees of confidence and, ultimately, reduce the cost of discovering new therapeutic agents.

The Company began transforming its Maple Grove, Minnesota facility to a high throughput manufacturing and screening facility in the fourth quarter of 2021 to expand the Company’s internal research and development capabilities. This transition is in line with the Company’s strategy to leverage its iPSC technology to pursue wholly owned and partnered drug discovery projects that yield higher valued proprietary therapeutic assets. This facility transformation was substantially completed in the second half of 2022 and the Company expects nominal product sales in 2023. Previously, the Company derived revenue from the sale of iPSC-based microOrganTM plates to pharmaceutical, biotechnology and research customers and through the performance of Discovery as a Service (“DaaS”) for these customers.

Therapeutic Programs

Prior to February 2023 the Company was actively seeking to discover repurposed and novel (New Chemical Entity, or “NCE”) lead candidates for Rett, CDD and familial PD which was intended to become the foundation of the Company’s therapeutic platform. In February 2023, the Company placed all its preclinical and clinical development activities on hold as it evaluates its strategic alternatives.

Rett Syndrome (“Rett”)

Rett is a rare genetic neurological disorder that occurs almost exclusively in girls and leads to severe impairments, affecting nearly every aspect of the child’s life including their ability to speak, walk, eat, and even breathe easily. The hallmark of Rett is near constant repetitive hand movements. Rett is usually recognized in children between 6 to 18 months as they begin to miss developmental milestones or lose abilities they had gained. Rett is caused by mutations on the X chromosome in a gene called MECP2. There are more than 900 different mutations found on the MECP2 gene. Most of these mutations are found in eight different “hot spots.” Rett is not a degenerative disorder with individuals living to middle age or beyond. Rett occurs worldwide in 1 of every 10,000 female births and is even rarer in boys. Rett can present with a wide range of disability ranging from mild to severe. The course and severity of Rett is determined by the location, type and severity of the mutation and X-inactivation. A 2022 report from Mellalta estimates the total global market opportunity for Rett therapeutic treatments is approximately $1.5 billion. On March 10, 2023, Acadia Pharmaceuticals announced that the United States Food and Drug Administration (“FDA”) has approved DAYBUE™ (trofinetide) for the treatment of Rett syndrome in adult and pediatric patients two years of age and older. DAYBUE is the first and only drug approved for the treatment of Rett syndrome.

The Company had two programs focused on Rett, that were identified based on a phenotypic screen of the SMART library provided by the International Rett Syndrome Foundation on our Rett patient-derived organoids: Donepezil, a repurposed drug candidate (referred to as “VYNT0126”) and two families of new chemical entity compounds.

Donepezil is a promising repurposed candidate for several reasons. The compound has already been approved by the FDA, including in a recently approved transdermal patch delivery system, as a cognition-enhancing medication for dementia related to Alzheimer’s disease, and there is readily available safety data. It exhibits a consistent dose-dependent rescue of the functional diseased Rett phenotype on our Rett patient-derived organoids and across additional functional readouts such as multielectrode electrophysiology assays, and cellular phenotypes (synaptogenesis). The Company has engaged a contract research organization in Australia to execute a Phase II clinical trial for adult Rett patients in Australia and New Zealand. The Company has not yet enrolled patients in this trial. As part of the Company’s Cash Preservation Plan in February 2023, the Company placed this clinical trial on hold. If we restart this clinical trial, we will need to evaluate the trial’s scope given the recent announcement of DAYBUE’s approval.

The Company was also pursuing novel compounds for Rett identified in the SMART screen in collaboration with Atomwise (as described below).

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

The Company’s researchers screened approximately 5,200 custom library compounds composed of FDA approved molecules, molecules that passed Phase 1 clinical trials, and a panel of phenotypic screening compounds. This effort led to the potential to identify both internal NCE’s and potential repurposing molecules. Approximately 288 compounds showed some degree of rescue of the CDD hyperexcitability phenotype, and we are conducting further confirmatory screening followed by dose response studies and pharmacologic deconvolution. In collaboration with Cyclica (as described below), we were applying machine learning to identity in silico molecules for screening of 3 novel CDD targets. To drive hit-to-lead optimization we are establishing in vitro binding and cell-based functional assays for these targets to examine the relationship between target potency and degree of phenotypic rescue.

Parkinson’s Disease (“PD”)

PD is a progressive neurodegenerative disorder that affects predominately dopamine-producing (“dopaminergic”) neurons in a specific area of the brain called the substantia nigra. PD symptoms generally develop slowly over time and include tremors, muscle rigidity, gait and balance problems, and slow, imprecise movements. PD afflicts more than 10 million people worldwide, with 60,000 new cases per annum diagnosed in the US alone, typically middle-aged and elderly people. The market for therapeutics to treat the many symptoms and different types of Parkinson’s disease is expected to expand to $7.2 billion by 2028, according to business intelligence provider Coherent Market Insights.

The etiology of PD is poorly understood but it is widely accepted that a combination of genetics and environmental factors are the cause. About 10-15 percent of people with PD have a family history of the condition, and family-linked cases can result from genetic mutations in a group of genes, including GBA, LRRK2, PARK2, PARK7, PINK1 or the SNCA gene.

Joint Venture and Collaborations

Atomwise Joint Venture

On December 3, 2019, StemoniX announced a non-exclusive joint venture with Atomwise, Inc. (“Atomwise”), a San Francisco based company, which combines StemoniX’s human microOrgan platform with Atomwise’s structure-based Artificial Intelligence (“AI”) technology to enable the rapid discovery and development of novel small molecule therapies. The joint venture is initially targeting Rett. In the joint venture, Atomwise is using its AI technology to analyze billions of compounds in silico to identify potent and selective binders for proteins that are important for Rett. The Company has identified two promising families of molecules identified through this arrangement and testing related compounds on its human microBrain 3D disease model to determine biological activity. We believe this joint effort could decrease the traditional medicinal chemistry timeline as well as increase the number of promising compounds that can be tested, and thereby result in an efficient path to successful drug development. Each party owns 50% of this venture and is required to fund their respective development activities related to this arrangement. Consistent with Company’s Cash Preservation Plan, we have placed on hold our development activities with Atomwise.

Cyclica Collaboration

On August 12, 2021, we entered into a non-exclusive Strategic Collaboration Agreement (“SCA”) with Cyclica, Inc., a Toronto, Ontario-based company that uses a proprietary AI and machine learning (“ML”) platform to identify potential new therapeutic targets, re-purposed compounds, and NCEs. In this collaboration we were focusing on identifying new targets and NCE for CDD,. The collaboration combines patient-derived neural organoids of the Company’s human-first neural platform with Cyclica’s in-silico platform to generate a disease-based, proteome-wide, discovery platform. The clinically linked biological signal of the CDD organoids and their responses to biologically active compounds drives the Cyclica platform to generate high-quality predictions for therapeutic targets based on their proprietary knowledge and structure-based algorithms. The predictions are tested in the Company’s platform, and if verified, advanced into AI/ML-based NCE synthesis. Together the platforms enable rapid interrogation of the human proteome to accelerate the discovery of new cures for this debilitating disease and the SCA has identified four novel targets, three of which are being actively pursued under the SCA. The Company owns all inventions and discoveries resulting from the collaboration (“Work Product”). Cyclica is entitled to a decreasing percentage of any consideration that the Company receives for the sale, licensing, or other disposition of Work Product, ranging from the mid-double digits in the early preclinical stages of development down to the mid-single digits from and after late-stage clinical development. Consistent with Company’s Cash Preservation Plan, we have placed on hold our development activities with Cyclica.

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

At this time, our primary competitors are other pharmaceutical and biotechnology or biomedical development companies that are trying to discover and develop compounds to be used in the treatment of Rett, CDKL5, PD and other CNS diseases, including those companies already doing so. Some of those companies include Acadia Pharmaceuticals (NASDAQ:ACAD), Anavex Life Sciences (NASDAQ:AVXL) Biogen (NASDAQ:BIIB), Pfizer Inc. (NYSE:PFE), Abbvie Plc (NYSE:ABBV), Novartis AG (NYSE:NVS), GlaxoSmithKline Plc (NYSE:GSK), Merck & Co. Inc. (NYSE:MRK), Eli Lilly & Co. (NYSE: LLY), Johnson & Johnson (NYSE:JNJ), Roche Holding AG (VTX:ROG), Zogenix (NASDAQ:ZGNX), UCB (Euronext:UCB), Cerevel Therapeutics (NASDAQ:CERE), Corium, Inc., and Marinus Pharmaceuticals, Inc. (NASDAQ:MRNS). We also face competition from academic institutions and government agencies, both in the United States and abroad.

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

The Company has 13 issued patents in various countries globally, defined in the table below:

TITLE	COUNTRY	APP NUMBER	PATENT NUMBER	GRANT DATE	PRIORITY DATE	PUBLICATION NUMBER
METHOD OF FABRICATING CELL ARRAYS AND USES THEREOF	Japan	2017-530976	6510649	Apr 12, 2019	Aug 28, 2014	2017532061
METHOD OF FABRICATING CELL ARRAYS AND USES THEREOF	Singapore	11201701540P	11201701540P	May 22, 2020	Aug 28, 2014	11201701540P
METHOD OF FABRICATING CELL ARRAYS AND USES THEREOF	United States of America	14/839,170	10,625,234	Apr 21, 2020	Aug 28, 2014	US20160059203A1
SURFACE ENERGY DIRECTED CELL SELF ASSEMBLY	United States of America	15/199,419	11,248,212	Feb 15, 2022	Jun 30, 2015	US20170002324A1
METHOD OF MANUFACTURING OR DIFFERENTIATING MAMMALIAN PLURIPOTENT STEM CELLSOR PROGENITOR CELLS USING A HOLLOW FIBER BIOREACTOR	United States of America	15/293,563	10,760,053	Sep 1, 2020	Oct 15, 2015	US20170107488A1
CELL MEDIUM FORMULATION FOR CELL STABILIZATION	United States of America	16/069,410	11,613,732	March 28, 2023	Jan. 12, 2016	US20190002831A1
CELL MEDIUM FORMULATION FOR CELL STABILIZATION	Switzerland	17701262.2	3402330	Dec 29, 2021	Jan 12, 2016	3402330
CELL MEDIUM FORMULATION FOR CELL STABILIZATION	Germany	17701262.2	602017051503.5	Dec 29, 2021	Jan 12, 2016	3402330
CELL MEDIUM FORMULATION FOR CELL STABILIZATION	European Patent Office	17701262.2	3402330	Dec 29, 2021	Jan 12, 2016	3402330
CELL MEDIUM FORMULATION FOR CELL STABILIZATION	France	17701262.2	3402330	Dec 29, 2021	Jan 12, 2016	3402330
CELL MEDIUM FORMULATION FOR CELL STABILIZATION	United Kingdom	17701262.2	3402330	Dec 29, 2021	Jan 12, 2016	3402330
PROJECTED CAPACITIVE MULTI ELECTRODE EUKARYOTIC CELL ARRAY	United States of America	15/588,154	11,054,408	Jul 6, 2021	May 6, 2016	US20170322194A1
HIGH THROUGHPUT OPTICAL ASSAY OF HUMAN MIXED CELL POPULATION SPHEROIDS	United States of America	16/035,039	11,193,159	Dec 7, 2021	Jul 14, 2017	US20190017097A1

We believe our combination of owned and licensed-in patents, covering both our products and processes and our ownership of intellectual property that provides protection against anticipated workarounds by potential competitors, and trade secrets is a unique advantage.

Trademarks

The Company has the following registered trademarks: StemoniX, microHeart, microBrain, microTumor, microPancreas, BeYourCure, Person-on-a-Plate, Clinical Trial on-a-Plate, microOrgan, VyantBio, Vyant Bio, and Human-powered.

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

Manufacturing and Supply

We do not have any manufacturing facilities or personnel for our therapeutic assets. We have manufactured microBrains at our facility in Maple Grove, Minnesota. We expect to rely on third parties to manufacture our therapeutic product candidates for preclinical and clinical testing.

Sales and Marketing

We plan to utilize third-party, specialized business development firms to support our internal staff as we pursue licenses for our proprietary disease models and, once developed, our therapeutic assets. We are currently not pursuing marketing or sales activities as we evaluate our strategic alternatives.

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

Once a drug candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An Investigational New Drug (“IND”) sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor must also include a protocol detailing, among other things, the objectives of the first phase of clinical trials, the parameters to be used in monitoring the safety of the trial, and the effectiveness criteria to be evaluated should the first phase lend itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective thirty (30) days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about on-going or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with the FDA good clinical practice (“GCP”) requirements, which include a requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and/or effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and timely safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. An Institutional Review Board (“IRB”) at each institution participating in the clinical trial must review and approve each protocol before a clinical trial may commence at the institution and must also approve the information regarding the trial as well as the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with all applicable IRB regulation.

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

The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including any finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected, serious harm to study subjects. In addition, clinical trials may be overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this committee may determine whether a trial may move forward at designated check points based on access to certain data from the trial.

Post-approval trials may also be conducted after a drug receives initial marketing approval. These trials, often referred to as “Phase 4” trials, are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of such clinical trials as a condition of approval of a drug.

During the development of a new drug, sponsors are given several opportunities to meet with the FDA. These meetings can provide an opportunity for the sponsor to share information about the progress of the application or clinical trials, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. These meetings may occur prior to the submission of an IND, at the end of Phase 2 clinical trials, or before a New Drug Application (“NDA”) is ultimately submitted. Sponsors typically use the meetings at the end of the Phase 2 trials to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug. Meetings at other times may be made upon request.

Concurrent with clinical trials, companies typically complete additional animal and laboratory studies, develop additional information about the chemistry and physical characteristics of the drug, and finalize a process for manufacturing the product in commercial quantities in accordance with the FDA’s current Good Manufacturing Practices (“cGMP”) requirements. The manufacturing process must consistently produce quality batches of the drug, and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate the effectiveness of the packaging and that the compound does not undergo unacceptable deterioration over its shelf life.

While the IND is active, progress reports summarizing the results of ongoing clinical trials and nonclinical studies performed since the last progress report must be submitted on at least an annual basis to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important, increased incidence of a serious adverse reaction compared to that listed in the protocol or investigator brochure.

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

U.S. review and approval process

The results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA. The submission of an NDA is subject to the payment of substantial user fees; a waiver of which may be obtained under certain limited circumstances.

The FDA reviews NDAs to determine, among other things, whether the product is safe and effective for its intended use and whether it is manufactured in a cGMP-compliant manner, which will assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act (“PDUFA”), as amended, the FDA has a goal of ten months from the date of “filing” of a standard, completed NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to the FDA because FDA has approximately two months to make a “filing” decision after the application is submitted. The FDA conducts a preliminary review of all NDAs within the first sixty days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

The FDA may refer an application for a new drug to an advisory committee within the FDA. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether and under what conditions the application should be approved. The FDA is not bound by the recommendations of such an advisory committee, but it considers advisory committee recommendations carefully when making decisions.

Before approving an NDA, the FDA will also inspect the facility where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. Before approving an NDA, the FDA may also inspect one or more clinical trial sites to assure compliance with GCP requirements.

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase 3 trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications.

The Pediatric Research Equity Act (“PREA”) requires IND sponsors to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or the FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

If a drug receives the FDA approval, the approval may be limited to specific diseases and dosages, which could restrict the commercial value of the product. In addition, the FDA may require testing and surveillance programs to monitor the safety of approved products which have been commercialized and may require a sponsor to conduct post-marketing clinical trials, which are designed to further assess a drug’s safety and effectiveness after NDA approval. The FDA may also place other conditions on approval, including a requirement for a risk evaluation and mitigation strategy (“REMS”) to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescribing or dispensing of products. Marketing approval may be withdrawn for non-compliance with REMS or other regulatory requirements, or if problems occur following initial marketing.

Post-approval requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the drug reaches the market. Later discovery of previously unknown problems with a drug may result in restrictions on the drug or even complete withdrawal of the drug from the market. After approval, some types of changes to the approved drug, such as adding new indications, certain manufacturing changes and additional labeling claims, are subject to further the FDA review and approval. Manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP regulations and other laws and regulations.

Any drug product manufactured or distributed by us pursuant to FDA approval will be subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the drug, providing the FDA with updated safety and efficacy information, drug sampling and distribution requirements, complying with certain electronic records and signature requirements, and complying with the FDA’s promotion and advertising requirements. The FDA strictly regulates labeling, advertising, promotion and other types of information regarding approved drugs that are placed on the market, and imposes requirements and restrictions on drug manufacturers, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product for a certain indication or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable governmental requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. The FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical holds on post-marketing clinical trials, enforcement letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties.

Expedited development and review programs

The FDA administers a number of programs that can expedite the development and review of new drugs.

The fast track designation program is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. With regard to a fast track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

A product is eligible for priority review if it is intended to treat a serious condition, and if approved, would provide a significant improvement in safety or efficacy compared to currently marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date, as compared to ten months for review of NDAs under its current PDUFA review goals.

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

Also, the Food and Drug Administration Safety and Innovation Act (“FDASIA”) established a category of drugs referred to as “breakthrough therapies” that may be eligible to receive breakthrough therapy designation. A sponsor may seek FDA designation of a compound as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will work to expedite the development and review of such drug.

Fast track designation, priority review and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process. However, even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for the FDA review or approval will not be shortened.

Orphan drug designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States or, if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before an NDA is submitted. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. However, competitors, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of one of our compounds for seven years if our compound is determined to be contained within the competitor’s product for the same indication or disease, or if a competitor obtains approval of the same drug as defined by the FDA. In addition, if an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity.

Marketing exclusivity

Market exclusivity provisions under the FDCA can delay the submission or approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance.

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

Foreign Approval and Sales

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

The Company’s research activities in the EU are currently limited to non-human preclinical studies, and as such, the Company does not collect, store, maintain, process, or transmit any Personal Data (as that term is defined under the GDPR) of trial subjects. The Company had several employees located in the EU prior to the sale of its remaining vivoPharm business in March 2023 whosePersonal Data was subject to GDPR requirements. The Company has implemented a privacy and security program that is designed to adhere to the requirements of the GDPR in order to protect employee Personal Data, and in the event the Company progresses to research or clinical trials involving humans, to protect participant Personal Data. However, there is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is not clear if the authorities will conduct random audits of companies doing business in the EU, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance be onerous and adversely affect the Company’s business, financial condition, results of operations and prospects. As a result, the Company cannot predict the impact of the GDPR regulations on its current or future business, either in the US or the EU.

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

Discontinuing Operations

vivoPharm Business

The Company owned and operated the vivoPharm Pty Ltd (“vivoPharm”) business which it acquired in 2017. In December 2021, the Company’s Board of Directors approved the engagement of an investment banker to seek to sell the vivoPharm business to allow the Company to focus on the development of neurological developmental and degenerative disease therapeutics. As of December 31, 2021, the Company commenced accounting for vivoPharm as discontinuing operations. In the fourth quarter of 2022, the Company sold substantially all of the operations of vivoPharm in two separate transactions. On March 13, 2023, the remaining vivoPharm business was sold. For further information, see section entitled “Discontinuing Operations” later in this Part I, and Note 3, Discontinuing Operations, to the Company’s Consolidated Financial Statements included in Part II. Item 8 herein.

On November 2, 2022, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) by and among the Company, Reaction Biology Corporation (“Reaction”) and vivoPharm, pursuant to which the Company sold the U.S. operations of its subsidiary, vivoPharm to Reaction, in exchange for approximately $5.8 million in cash. Including final customary adjustments for working capital, closing cash, indebtedness and transaction expenses, the Company received net proceeds from the Reaction transaction of approximately $4.8 million. In addition, the Company incurred $0.4 million in exit costs associated with the Reaction transaction.

On December 30, 2022, vivoPharm, entered into a Share Purchase Agreement (the “Share Agreement”) with Sabine Brandt as trustee for the Brandt Family Trust (“Buyer”), pursuant to which vivoPharm sold the entirety of the Company’s remaining vivoPharm operating business for early discovery services, represented by 100% of the outstanding shares of (i) of RDDT a vivoPharm Company Pty Ltd; and (ii) vivoPharm Europe Ltd, to Buyer in exchange for a nominal cash amount, subject to adjustments for closing cash and accounts payable, on and subject to the terms and conditions set forth therein (the “Second Transaction”). The Second Transaction resulted in the Company delivering target closing cash as part of the sold entities of approximately $827 thousand and the assumption by Buyer of liabilities of the sold entities aggregating to approximately $2.0 million. The Second Transaction was consummated effective December 31, 2022.

To complete the disposition of the Company’s former vivoPharm business and to resolve certain issues that had arisen with the Buyer, on March 13, 2023, the Company sold vivoPharm to the Buyer for a nominal sum. As part of the sale of vivoPharm to Buyer, the Company provided that vivoPharm had cash of at least $200 thousand and the Company assumed certain specific vivoPharm liabilities, principally liabilities directly associated with the proposed Phase 2 Donepezil clinical trial in Australia (which the Company has placed on hold as it evaluates its strategic alternatives) and certain vivoPharm tax liabilities through the transaction’s closing. The transaction was consummated effective March 13, 2023.

vivoPharm had a large set of anti-tumor referenced data based on xenograft, syngeneic predictive orthotopic tumor models to provide discovery services such as contract research services, focused on predictive and unique specialized models to guide drug discovery with a major focus in immuno-oncology. vivoPharm offered a suite of protocols and standard of care (“SoC”) data and supports planning and conducting unique, specialized studies to guide drug discovery and development programs. These studies ranged from early compound selection to developing comprehensive sets of in vitro and in vivo data, as needed for IND applications as required by regulatory bodies, such as the FDA, the European Medicines Agency (“MEA”) and Therapeutic Goods Administration (“TGA”) in Australia. vivoPharm’s discovery services include preclinical anti-tumor efficacy, good laboratory practice (“GLP”) compliant toxicity studies and small and bio-molecule analytical services. vivoPharm provided the tools and testing methods for companies and researchers seeking to identify and to develop new compounds and molecular-based biomarkers for diagnostics and therapeutics.

vivoPharm’s international presence enabled it to access global market opportunities. vivoPharm’s headquarters in Australia specialized in safety and toxicology studies, including mammalian, genetic and in vitro, along with bioanalytical services including immune-analytical capabilities. vivoPharm operated from multiple locations in Melbourne (VIC) and Adelaide (SA). vivoPharm’s U.S.-based laboratory, located at the Hershey Center for Applied Research in Hershey, Pennsylvania, primarily focused on screening and efficacy testing for a wide range of pharmaceutical and chemical products. The third location, in Munich, Germany, hosted project management and business development personnel for the European customers.

vivoPharm’s Service Offerings

vivoPharm focuses on the preclinical market. Its services are primarily sought by biotechnology and pharmaceutical companies engaged in designing and preparing to run clinical trials, for their value and efficacy in oncology and immuno-oncology treatments and therapeutics. vivoPharm believes trial participants’ likelihood of experiencing either favorable or adverse responses to the trial treatment can be determined first by its extended portfolio of orthotopic, xenografts and syngeneic tumor test systems, and in early development through biomarker identification and development, thereby increasing trial efficiency, participant safety and trial success rates. Biotechnology and pharmaceutical companies also seek vivoPharm’s services in preclinical trial design and drug development, in order to effectively and efficiently select those therapeutic candidates most likely to progress to clinical treatment options. vivoPharm’s services are also sought by researchers and research groups seeking to identify biomarkers and panels and develop methods for diagnostic technologies and tests for disease.

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

Other Discontinuing Operations

Prior to the Merger with StemoniX, in July 2019, CGI sold all assets related to its biopharma and clinical businesses. As of December 31, 2022 and 2021, $267 thousand and $409 thousand of liabilities, respectively, relating to these businesses are classified as other current liabilities - discontinuing operations on the Company’s consolidated balance sheets.

Employees and Human Capital Management

As of March 15, 2023, we had 8 full-time employees, including 1 with a PhD degree in our continuing Vyant Bio and StemoniX operations. Of these employees, 4 support our research and development and historical manufacturing capabilities and 4 are general and administrative. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

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

The Company’s employees are in high demand in the industries in which we operate. We have experienced employee turnover in 2022 of 52.4% employees. The demand for our employees remains subject to the overall employment market conditions, including increased salaries and a high number of job openings experienced by many companies that are highly dependent on human capital talent. From January 1, 2023 through March 15, 2023, a total of 18 jobs were eliminated by the Company as part of the Cash Preservation Plan.

Segment and Geographical Information

The Company operates in one reportable business segment and derives revenue from one country as of December 31, 2022, with 53% and 61% of its continuing operations revenue coming from the United States in fiscal year 2022 and 2021, respectively.

Corporate and Available Information

The Company was incorporated in the State of Delaware on April 8, 1999. On March 30, 2021, the Company completed its Merger with StemoniX, which is now a wholly-owned subsidiary of the Company.

The Company’s principal executive offices are located at 2370 State Route 70 West, Two Executive Campus, Suite 310, Cherry Hill, NJ 08002-4102. The Company’s telephone number is (201) 479-1357 and the corporate website address is www.vyantbio.com. On the Company’s website, investors can obtain, free of charge, a copy of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Code of Conduct and Business Ethics, including disclosure related to any amendments or waivers thereto, other reports and any amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company files such material electronically with, or furnishes it to, the U.S. Securities and Exchange Commission (the “SEC”). None of the information posted on the Company’s website is incorporated by reference into this Annual Report. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically.

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

Summary of Risk Factors

●	We may not be successful in our efforts to identify and/or consummate any strategic transaction, and any such transactions we consummate may not produce the desired results.
●	Recurring losses and negative cash flows from operations raise substantial doubt regarding our ability to continue as a going concern.
●	We have a history of net losses, expect to incur net losses in the future and may never achieve sustained profitability.
●	If a strategic transaction is not consummated, our Board may decide to pursue a dissolution and liquidation of our remaining assets. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for current debts and commitments and contingent liabilities.
●	Any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affect our business and decrease the value of the Company.
●	There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.
●	Clinical trials are expensive, time-consuming and difficult to design and implement, and have traditionally had high attrition.
●	Our future revenue is unpredictable and operating results are expected to fluctuate from period to period.
●	If we are unable to obtain and maintain patent and other intellectual property protection for our products and processes, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our technology and products may be adversely affected.
●	The loss or transition of any member of our management team could adversely affect our business.
●	Because we do not expect to pay cash dividends for the foreseeable future, you must rely on appreciation of our common stock price for any return on your investment. Even we change that policy, we may be restricted from paying dividends on our common stock.
●	Our business is subject to risks arising from epidemic diseases, such as the global outbreak of COVID-19.

Risks Related to our Strategic Alternative Process

We may not be successful in identifying and implementing any strategic business combination or other transaction.

We have engaged LifeSci Capital to assist us in seeking a strategic transaction to benefit our shareholders. We continue to evaluate various potential strategic options for the Company, including a merger, reverse merger, sale, wind-down, liquidation and dissolution or other strategic transaction. However, we have not been able to identify a counterparty willing to move forward with us in the past three months and there can be no assurance that we will be able to identify such counterparty or, if we do, successfully consummate any particular strategic transaction. The biotech industry is a competitive industry and thus there are numerous competitors of the Company for strategic transactions with a limited number of parties seeking a transaction on terms that would be beneficial to our shareholders. The process of evaluating these strategic options may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business and may diminish or delay any future distributions to our stockholders. Any delays in identifying a potential counterparty will cause our cash balance to continue to deplete, which could make us less attractive as a strategic counterparty. The continued review of our strategic options may also create continued uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees necessary to maintain our ongoing operations or to execute any potential strategic options, which could have a material adverse effect on our business. Further, the market capitalization of our Company is below the value of our cash and cash equivalents. Potential counterparties in a strategic transaction involving our company may place minimal or no value on our remaining assets. As a result, we may not be able to execute on a strategic transaction before our cash position gets reduced, as a result of running a public company, to the point that we will need to pursue the winding down and dissolution of the Company.

Any strategic transactions that we may consummate in the future could have negative consequences.

Any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affect our business and decrease the value of the Company. There can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, be successfully consummated, lead to increased stockholder value, or achieve the results hoped for. Any failure of such potential transaction to achieve the anticipated results could significantly impair the ability of a shareholder to realize any benefit from any future strategic transaction.

If we are successful in completing any strategic transaction, we may be exposed to other operational and financial risks.

The negotiation and consummation of any strategic transaction may require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

● increased near-term and long-term expenditures;

● exposure to unknown liabilities;

● higher than expected acquisition or integration costs;

● incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;

● write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges;

● increased amortization expenses;

● difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;

● impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;

● inability to retain key employees of our Company or any acquired business; and

● possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

If a strategic transaction is not consummated, our Board may decide to pursue a dissolution and liquidation of our remaining assets. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for current debts and commitments and contingent liabilities.

There can be no assurance that a strategic transaction will be completed. If a strategic transaction is not completed, our Board may decide to pursue a dissolution of the Company and liquidation of all of our remaining assets. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. The process of liquidation may be lengthy and we cannot make any assurances regarding the timing of completing such a process. If our Board were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. There can be no assurance as to the amount of available cash that will be available to distribute to stockholders after paying our debts and other obligations and setting aside funds for reserves, nor as to the timing of any such distribution. Our financial commitments and contingent liabilities would include: (i) personnel costs, including severance; (ii) contractual obligations to vendors and clinical study sites; (iii) non-cancelable lease obligations; and (iv) potential litigation against us. Non-cancelable lease obligations include our Maple Grove, MN and Cherry Hill, NJ leases. No assurances can be given as to the terms for cancellation that we will be able to negotiate with our landlords. We also have contingent liabilities related to our former vivoPharm subsidiary described below.

As a result of the requirement to reserve for contingencies, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

We may become involved in securities class action litigation that could divert management’s attention and harm the Company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action litigation has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as discontinuations of clinical programs. We suffered such costs in connection with the Cancer Genetics-StemoniX merger consummated in March 2021. These events may also result in investigations by the SEC. We may be exposed to such litigation or investigation even if no wrongdoing occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

We may have certain liability with respect to claims related to the vivoPharm business that we sold in two transactions during the fourth quarter of 2022.

As a result of the sale of the U.S. operations of the Company’s vivoPharm business to Reaction in November 2022 and the sale of the remaining parts of the business in December 2022 and March 2023, we may be subject to adjustments and/or claims for money owed to the buyers with respect to the vivoPharm business.

Regarding the sale of the non-U.S. portion of the business (“Australian Business”), a customer and creditor of the Australian Business has asserted that moneys are due it. As part of the disposition of the balance of the Company’s former vivoPharm business on March 13, 2023, the Buyer agreed to be responsible for this for this claim.

Risks Relating to our Financial Condition and Capital Requirements

We have a history of net losses, expect to incur net losses in the future and may never achieve sustained profitability.

We have historically incurred substantial net losses. We had net losses of $22.7 million and $40.9 million for the years ended December 31, 2022 and 2021, respectively, and had an accumulated deficit of $101.5 million as of December 31, 2022. The 2022 and 2021 results including a net loss from discontinuing operations of $6.9 million and $22.3 million, respectively, which include $5.4 million and $20.2 million of net goodwill and intangible asset impairment charges, as well as continuing operations non-cash expenses of $2.1 million and $4.8 million, respectively, and merger related costs of $2.3 million in 2021. We expect losses to continue. These losses have had, and will continue to have, an adverse effect on working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our drug discovery efforts, and the uncertainty of generating revenue associated with these efforts, and costs associated with being a public company, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve, and then maintain, profitability would negatively affect our business, financial condition, results of operations and cash flows.

Recurring losses and negative cash flows from operations raise substantial doubt regarding our ability to continue as a going concern.

The Company has suffered recurring losses and negative cash flows from operations since inception, has an accumulated deficit, has substantially ceased revenue generation, and is projecting insufficient liquidity to meet our obligations as they become due over the next twelve months. As of December 31, 2022, the Company had cash and cash equivalents of $10.0 million, an accumulated deficit of $101.5 million, operating cash outflows from continuing operations of $12.8 million and a net loss from continuing operations of $15.8 million for the year then ended. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

Therefore, in connection with the preparation of this Annual Report for the year ended December 31, 2022, our management has concluded that these conditions and events raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of this Annual Report. In response to these conditions and based on our current cash preservation plan, the Company has been attempting to reduce expenses and slow cash flows. Meanwhile, we have been seeking and evaluating strategic partners to acquire our assets, including our public company as a reverse merger candidate. We currently do not plan to raise additional capital to fund our operations through public or private equity offerings or debt financings, and we have terminated our at-the-market equity offering program. There are no assurances that we will be able to sell any of our assets to raise cash or find a partner in any strategic transactions or find a reverse merger candidate and we may therefore need to complete an orderly winddown of the Company’s operations or, if sufficient funds are not available, bankruptcy.

The Company’s ability to satisfy claims of all its creditors in full is uncertain.

The Company remains liable to various unsecured creditors, including amounts due to its landlords in Maple Grove, Minnesota and Cherry Hill, New Jersey. As of December 31, 2022, the Company had an aggregate of $3.7 million of current liabilities and $5.3 million in total liabilities. On March 9, 2023, the Company terminated its San Diego lease agreement with an early termination fee of $45 thousand. The San Diego facility represented $201 thousand of current liabilities and $1.1 million of total liabilities as of December 31, 2022. This is compared to current assets of $11.5 million, as of December 31, 2022. Additional losses have been incurred since December 31, 2022 and expenses will be incurred in connection with any strategic transaction of wind down process. No assurances can be given that the Company will be able to pay its unsecured creditors in full or that claims will not be asserted in addition to the amounts which the Company believes it is liable for at this time.

Our future revenue is unpredictable and operating results are expected to fluctuate from period to period.

The emerging nature of the markets in which we compete make it difficult for us to accurately forecast our revenue in any given period.

Historically, most of our revenue was derived from the vivoPharm business, which we sold before the end of 2022. Revenue from StemoniX have historically derived from the sale of iPSC-based microOrgan plates to pharmaceutical, biotechnology and research customers or the performance of DaaS for these customers. Our revenue previously generated from these activities substantially ceased in 2022 as we focused on our therapeutic drug discovery and development using our iPSC human disease models. Therefore, we will not generate revenue until we are able to successfully develop and discover drug candidates and partner with pharmaceutical and biotechnology companies and other industry partners.

To date, we have not generated revenue from licensing our iPSC disease models or therapeutic assets. Additionally, our ability to obtain license and/or subscription agreements with pharmaceutical companies and other industry partners is unproven, and in the best of circumstances it may take several months or more in order to enter into such agreements. There can be no assurances that we will be successful in entering into collaborations with pharmaceutical companies, artificial intelligence/technology and other industry partners. Moreover, even after entering into such agreements, it may take months or years before they generate revenue, if at all. There is no assurance that any revenue generated will recover the costs.

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

Prior to the Merger, CGI identified a material weakness in its internal control over financial reporting. We had not fully remediated this material weakness as of December 31, 2021. If we are not able to maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be adversely affected.

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

We determined that the underlying revenue forecasting model to support the determination of cash flows for the vivoPharm business contained data input errors that required additional analysis and validation during the first quarter of 2022. While these data errors did not impact our assessment of the carrying value of the vivoPharm business as of December 31, 2021, the redesign of this control and ongoing testing of its operational effectiveness did not occur until 2022. As a result, the Company concluded that the deficiency in our internal control over financial reporting related to revenue and cash flow forecasting would give rise to the level of a material weakness as of December 31, 2021. As the underlying vivoPharm businesses were sold in 2022, the control related to forecasting the vivoPharm revenue and operating results is no longer required as of December 31, 2022. The Company remediated this control in 2022 through enhanced data validation and management review.

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

Risks Relating to Our Business and Strategy

We may not be able to sell our business and/or any sales we consummate may not produce the desired results.

On January 4, 2023, we announced our commitment to a plan to seek strategic alternatives for our business, including the sale of all or parts of our Company, as we believe it is in the best interest of our stockholders. To date, no alternatives have been found. Meanwhile, our preclinical and clinical programs have been delayed.

We can provide no assurances that we will be successful in seeking strategic alternatives for our business, that we will do so in accordance with our expected timeline or that we will recover the carrying value of the assets. Additionally, any decisions made regarding our deployment or use of any sales proceeds we receive in any sale involves risks and uncertainties. As a result, our decisions with respect to such proceeds may not lead to increased long-term stockholder value, or may result in a material charge to our statement of operations.

A number of factors will impact the value of our business which are outside our control, therefore, there can be no assurance that our business can be sold for a price that in our opinion reflects its fair value. If a sale of our business at what we consider to be a reasonable price is not available, we may decide to cease efforts to sell our business and wind down our business.

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

The Company’s strategy has been to attempt to file approximately two IND applications with FDA starting in 2023 and perform clinical trials up through Phase I. In connection with our strategic alternatives review and Cash Preservation Plan initiated in January 2023, we ceased all clinical and preclinical development activities in January 2023. We do not have any experience in clinical development and have not advanced any drug candidates into clinical development. Our lack of experience in conducting clinical development activities may adversely impact the likelihood that we will be successful in advancing our programs, if we are not able to find experienced partners. Further, any predictions you make about the future success or viability of our internal drug discovery programs may not be as accurate as they could be if we had a history of conducting clinical trials and developing our own drug candidates.

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

Before obtaining marketing approval from the FDA or other comparable foreign regulatory authorities for the sale of our drug candidates, we or our collaborators must complete preclinical development and extensive clinical trials to demonstrate the safety and efficacy of our drug candidates. We currently lack sufficient funding and are otherwise unable to carry out plans to design, fund and operate Phase 1 clinical trials, license our drug candidates or rely on our collaboration partners to undertake future clinical trial funding and related activities. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. We and our collaborators may experience delays in their clinical trials and it is unknown whether clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	we and our collaboration partner’s funding and operational execution;
●	regulatory requirements for prolonged in vivo dosing regimens due to proposed treatment protocols;
●	the FDA or comparable foreign regulatory authorities requiring additional preclinical assessment of the candidate or disagreeing as to the design or implementation of clinical studies;
●	obtaining regulatory authorizations to commence a trial or consensus with regulatory authorities on trial designs;
●	reaching agreement on acceptable terms with prospective contract research organizations, or “CROs”, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	diversion of healthcare resources to combat epidemics, such as the COVID-19 pandemic;
●	obtaining institutional review board, or IRB, approval at each site, or independent ethics committee, or IEC, approval at any sites outside the United States;
●	dependence on the needs and timing of third-party collaborators;
●	changes to clinical trial protocols;
●	recruiting suitable patients to participate in a trial in a timely manner and in sufficient numbers;
●	clinical sites deviating from trial protocol or dropping out of a trial;
●	addressing patient safety concerns that arise during the course of a trial;
●	having patients complete a trial or return for post-treatment follow-up;
●	imposition of a clinical hold by regulatory authorities, including as a result of unforeseen safety issues or side effects or failure of trial sites to adhere to regulatory requirements;
●	the occurrence of serious adverse events in trials of the same class of agents conducted by other companies or institutions;
●	subjects choosing an alternative treatment for the indications for which we are developing our drug candidates, or participating in competing trials;
●	adding a sufficient number of clinical trial sites;
●	manufacturing sufficient quantities of a drug candidate for use in clinical trials;
●	challenges in transporting the drug candidate to investigation sites;
●	lack of adequate funding to continue the clinical trial;

●	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
●	failure to meet deadlines for annual reports or untimely review of reports by regulators;
●	a facility manufacturing our drug candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practice, or cGMP, regulations or other applicable requirements, or infections or cross-contaminations of drug candidates in the manufacturing process;
●	any changes to the manufacturing process that may be necessary or desired;
●	third-party clinical investigators losing the licenses or permits necessary to perform the clinical trials, not performing clinical trials on anticipated schedule or consistent with the clinical trial protocol, good clinical practice, or GCP, or other regulatory requirements; or
●	third-party contractors not performing data collection or analysis in a timely or accurate manner; or third-party contractors providing poor quality data that requires extensive cleansing; or third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements or of the US Foreign Corrupt Practices Act while conducting non-US trials, in which case we or our collaborators may need to find a substitute contractor, and we or our collaborators may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

In addition, disruptions caused by pandemics or other public health crises may increase the likelihood that our collaborators encounter such difficulties or delays in initiating, enrolling, conducting or completing clinical trials or research and development. Our collaborators could encounter delays if a clinical trial is suspended or terminated by them, by the IRBs (or IECs) of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, our collaborators may rely on CROs and clinical trial sites to ensure the proper and timely conduct of clinical trials and, while there may be agreements governing these activities, our collaborators would have limited influence over their actual performance.

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

Our drug candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our collaborators’ clinical trials;
●	we or our collaborators’ may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	the FDA or comparable foreign regulatory authorities may disagree with our or our collaborators’ interpretation of data from preclinical studies or clinical trials;
●	the data collected from clinical trials of our drug candidates may not be sufficient to support the submission of a NDA, or Biologics License Application (“BLA”), or other submission or to obtain regulatory approval in the United States or elsewhere; the FDA or comparable foreign regulatory authorities may disagree that changes to branded reference drugs meet the criteria for the 505(b)(2) regulatory pathway or foreign regulatory pathways such as the hybrid medicinal product pathway;
●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering clinical data insufficient for approval.

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

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our drug candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our drug candidates. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We do not know whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

In the United States, under the Medicare Modernization Act, or MMA, Medicare Part D provides coverage to the elderly and disabled for outpatient prescription drugs by approving and subsidizing prescription drug plans offered by private insurers. The MMA also authorizes Medicare Part D prescription drug plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. The Part D plans use their formulary leverage to negotiate rebates and other price concessions from drug manufacturers. Also under the MMA, Medicare Part B provides coverage to the elderly and disabled for physician-administered drugs on the basis of the drug’s average sales price, a price that is calculated according to regulatory requirements and that the manufacturer reports to Medicare quarterly.

Both Congress and the Centers for Medicare & Medicaid Services (CMS), the agency that administers the Medicare program, from time to time consider legislation, regulations, or other initiatives to reduce drug costs under Medicare Parts B and D. For example, under the 2010 Affordable Care Act, drug manufacturers are required to provide a 50% discount on prescriptions for branded drugs filled while the beneficiary is in the Medicare Part D coverage gap, also known as the “donut hole.” There have been legislative proposals to repeal the “non-interference” provision of the MMA to allow CMS to leverage the Medicare market share to negotiate larger Part D rebates. Further cost reduction efforts could decrease the coverage and price that we receive for our drug candidates and could seriously harm our business. Private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement under the Medicare program may result in a similar reduction in payments from private payors.

The 2010 Affordable Care Act is intended to broaden access to health insurance and reduce or constrain the growth of healthcare spending. Further, the Affordable Care Act imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also increased the amount of the rebates drug manufacturers must pay to state Medicaid programs, required that Medicaid rebates be paid on managed Medicaid utilization, and increased the additional rebate on “line extensions” (such as extended-release formulations) of solid oral dosage forms of branded products. The law also contains substantial provisions affecting fraud and abuse compliance and transparency, which may require us to modify our business practices with healthcare practitioners and incur substantial costs to ensure compliance.

In addition, other legislative changes that affect the pharmaceutical industry have been proposed and adopted in the United States since the ACA was enacted. For example, the Inflation Reduction Act of 2022 included, among other things, a provision that authorizes CMS to negotiate a “maximum fair price” for a limited number of high-cost, single-source drugs every year, and another provision that requires drug companies to pay rebates to Medicare if prices rise faster than inflation. In addition, various states have adopted or are considering adopting laws that require pharmaceutical companies to provide notice prior to raising prices and to justify price increases. We expect that additional healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

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

Disruptions in the global economy and supply chains may have a material adverse effect on our business, financial condition and results of operations.

The disruptions to the global economy in 2020 and into 2021 have impeded global supply chains, resulting in longer lead times and also increased critical component costs and freight expenses. We have taken and may have to take steps to minimize the impact of these disruptions in lead times and increased costs by working closely with our suppliers and other third parties on whom we rely for the conduct of our business. Despite the actions we have undertaken or may have to undertake to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain will not have a material adverse effect on our business, financial condition and results of operations.

Furthermore, inflation can adversely affect us by increasing the costs of clinical trials, the research and development of our product candidates, as well as administration and other costs of doing business. We may experience increases in the prices of labor and other costs of doing business. In an inflationary environment, cost increases may outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted. If this happens, we may need to raise additional capital to fund our operations, which may not be available in sufficient amounts or on reasonable terms, if at all, sooner than expected.

Adverse global conditions, including economic uncertainty, may negatively impact our financial results.

Global conditions, dislocations in the financial markets, any negative financial impacts affecting United States as a result of tax reform or changes to existing trade agreements or tax conventions, may adversely impact our business.

In addition, the global macroeconomic environment could be negatively affected by, among other things, COVID-19 or other pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of Ukraine and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

Our ability to obtain compounds used for drug discovery and development could be affected as a result of the tensions between Ukraine and Russia.

Certain of our collaborators purchase a significant portion of their supply of systemized compounds used for drug discovery and development from a supplier headquartered in Ukraine. Russia’s invasion of Ukraine temporarily disrupted our supplies. If we and our collaborators are unable to continue to obtain supplies from Ukraine or secure one or more replacement suppliers capable of production at a substantially equivalent cost, our developmental efforts could be delayed and our costs increased, and our business, financial condition and results of operation could be adversely affected.

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

We do not currently, nor do we expect in the future to, have expertise in the formulation and manufacturing of drug candidates for use in clinical trials or commercial drug products. As such, we expect to engage a contract manufacturing organization (“CMO”) for the formulation, production, packaging, and distribution of high-quality drug products in sufficient quantities for clinical trials and market entry. These products must meet FDA and other regulatory authority standards for quality, strength, and potency. Regulatory authorities require submission of manufacturing specification in the IND application, which must adhere to quality standards and be manufactured according to guidance on cGMP.

The CMO is reliant on the availability of the active pharmaceutical ingredient (“API”) in sufficient quantities to meet the requirements for the production of the specified dosage form for the clinical trial as well as subsequent manufacturing requirements for the marketed drug. The CMO may manufacture the API in-house or contract with a third-party chemical manufacturer to supply the API in sufficient quantity. If the CMO or the third-party API supplier are not able to produce the API or drug product because of scarcity of raw materials, manufacturing equipment malfunction, manufacturing facility inoperability or damage, disruption of shipping or transport logistics, or other unplanned for complications the approval of the IND will be delayed until a replacement CMO can be secured. Likewise, disruptions to the production of the dosage form for marketed drug manufacture will delay the final approval of the NDA or BLA or will affect our ability to enter the market. If the CMO fails to meet quality standards in the manufacture of the drug product for any reason, significant delays in the availability of the product will adversely affect the availability of the marketed product.

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

Through our StemoniX subsidiary, we currently have nine patent applications pending in the United States. The main risks related to these patent applications is that the underlying patents will not be issued, or if they are issued, that the technology will still be used or challenged by competitors. If the patents are issued and need to be defended from lawsuits, such defense would require significant time and financial costs, and there is the risk of losing the challenge. In addition, we may not be issued similar patent rights throughout the world. These risks apply to any of our trademarks as well. Furthermore, competitors may allege that our business infringes on their intellectual property. If challenged, there will be legal costs and the risk of loss, even if such allegations are false.

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

Furthermore, we may initiate claims to assert or defend intellectual property against third parties. Any intellectual property litigation, irrespective of whether we are the plaintiff or the defendant, and regardless of the outcome, is expensive and time-consuming, and could divert management’s attention from our business and negatively affect operating results or financial condition. We may not be able to prevent, alone or with third-party collaborators or suppliers, misappropriation of our proprietary rights, particularly in countries where the laws may not protect those rights as fully as in the United States. In addition, interference proceedings brought by the United States Patent and Trademark Office (“USPTO”) may be necessary to determine the priority of inventions with respect to patents and patent applications or those of our current or future collaborators, suppliers or customers.

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

As of March 15, 2023, we had 8 employees, including 1 with a Ph.D. degree in our continuing Vyant Bio and StemoniX operations. Of these employees, 4 support our research and development and historical manufacturing capabilities and 4 are general and administrative. Our focus on the development of our drug candidates and disease models requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to retain adequate staffing levels.

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

Our success depends on the skills, experience, and performance of our senior management. In the first quarter of 2023, in connection with the Company’s Cash Preservation Plan the Company’s CEO and CSO left the Company leaving the Company with one senior member of the management. The loss of our remaining senior management team member could adversely impact our ability to execute strategic alternatives and/or wind down the business.

Our officers and directors have significant influence over critical decisions.

Our officers and directors have a significant stake in the Company and are likely to have influence over any critical decisions relating to the Company. Our officers and directors beneficially own, directly or indirectly, approximately 9.8% of our outstanding common stock as of March 15, 2023. As a result, such individuals are likely to continue to have a significant influence in determining the outcome of any matter submitted to the shareholders for approval (including the election of directors and any merger, consolidation or sale of all or substantially all of the Company’s assets) and to have significant influence in the management and affairs of the Company. The interests of the officers and directors may differ from the interests of other shareholders due to various factors, which may include the differing price at which they acquired their ownership in the Company as compared to other shareholders, the significant investment of personal time and effort by the officers and directors into the Company, and differing views on the effect of sunk costs with regard to potential future liquidity events.

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

The market price of our common stock has historically experienced and may continue to experience significant volatility. From March 31, 2022 through March 15, 2023, the market price of our common stock has fluctuated from a high of $7.00 per share in the second quarter of 2022 to a low of $0.60 in the first quarter of 2023. Market prices for securities of development-stage life sciences companies have historically been particularly volatile. The factors that may cause the market price of our common stock to fluctuate include, but are not limited to:

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

We are currently listed on The Nasdaq Capital Market. If we are unable to maintain listing of our securities on The Nasdaq Capital Market or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our stockholders to sell their securities.

Although our common stock is currently listed on The Nasdaq Capital Market, we may not be able to continue to meet the exchange’s minimum listing requirements or those of any other national exchange. If we are unable to maintain listing on Nasdaq or if a liquid market for our common stock does not develop or is sustained, our common stock may remain thinly traded.

The Listing Rules of Nasdaq require listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, we should fail to maintain compliance with these listing standards and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

●	the liquidity of our common stock;
●	the market price of our common stock;
●	our ability to obtain financing for the continuation of our operations;
●	the number of institutional and general investors that will consider investing in our common stock;
●	the number of investors in general that will consider investing in our common stock;
●	the number of market makers in our common stock;
●	the availability of information concerning the trading prices and volume of our common stock; and
●	the number of broker-dealers willing to execute trades in shares of our common stock.

We are not currently in compliance with the continued listing requirements for The Nasdaq Capital Market. If we do not regain compliance and continue to meet the continued listing requirements, our common stock may be delisted from The Nasdaq Capital Market, which could affect the market price and liquidity for our common stock and reduce our ability to raise additional capital.

Our common stock is listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that listed securities maintain a minimum closing bid price of $1.00 per share. On March 20, 2023, we received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that we are not in compliance with the $1.00 Minimum Bid Price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the “Bid Price Requirement”). The Notice does not result in the immediate delisting of our common stock from The Nasdaq Capital Market.

Based upon the closing bid price of our common stock for the prior 30 consecutive business days, we no longer meet this requirement. The Nasdaq rules provide us a compliance period of 180 calendar days from the date of the Notice in which to regain compliance with the Bid Price Requirement. As a result, the date by which we have to regain compliance with the Bid Price Requirement is September 18, 2023. If at any time prior to September 18, 2023 the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days (or longer at Nasdaq’s discretion), the Nasdaq staff (the “Staff”) will provide us with a written confirmation of compliance and the matter will be closed.

Alternatively, if we fail to regain compliance with the Bid Price Requirement prior to the expiration of the initial period, we may be eligible for an additional 180 calendar day compliance period, provided (i) we meets the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market (except for the Bid Price Requirement) and (ii) we provide written notice to Nasdaq of our intention to cure this deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event we do not regain compliance with the Bid Price Requirement prior to the expiration of the initial period, and if it appears to the Staff that we will not be able to cure the deficiency, or if we are not otherwise eligible, the Staff will provide us with written notification that our securities are subject to delisting from The Nasdaq Capital Market. At that time, we may appeal the delisting determination to a hearings panel.

We intend to monitor the closing bid price of our common stock and are considering our options with respect to compliance with the Bid Price Requirement. However, there can be no assurance that we will regain compliance with the Bid Price Requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance, or maintain compliance with any other Nasdaq listing requirements.

If we fail to regain compliance with the Bid Price Requirement or to meet the other applicable continued listing requirements for The Nasdaq Capital Market in the future, and Nasdaq determines to delist our common stock, the delisting could adversely affect the market price and liquidity of our common stock and reduce our ability to raise additional capital. In addition, if our common stock is delisted from The Nasdaq Capital Market and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions).

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

As of December 31, 2022, the Company has lease agreements for our three locations for continuing operations, including a 4,995 square foot research and development facility and office in San Diego, California, a 14,932 square foot lab, manufacturing and office in Maple Grove, Minnesota, and a 1,625 square foot corporate headquarters office in Cherry Hill, New Jersey. All leases have escalating payment schedules. The San Diego and Maple Grove leases expire in 2027 and the Cherry Hill lease expires on March 31, 2024. We believe that these facilities are adequate for our current needs. On March 9, 2023, the Company terminated its San Diego lease agreement with an early termination fee of $45 thousand.

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

Market Information

The Company’s common stock trades on The NASDAQ Stock Market LLC under the symbol “VYNT.”

Holders

As of December 31, 2022, the Company had approximately 81 holders of record of the Company’s common stock. The number of record holders was determined from the records of the transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of the Company’s common stock is Continental Stock Transfer & Trust, 1 State Street, 30th Floor, New York, New York, 10004.

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

Overview

Vyant Bio, Inc. (the “Company”, “Vyant Bio”, “VYNT” or “we”), is an innovative biotechnology company reinventing drug discovery for complex neurodevelopmental and neurodegenerative disorders. Our central nervous system (“CNS”) drug discovery platform combines human-derived organoid models of brain disease, scaled biology, and machine learning. Our platform is designed to: (1) elucidate disease pathophysiology; (2) formulate key therapeutic hypotheses; (3) identify and validate drug targets, cellular assays, and biomarkers to guide candidate molecule selection; and (4) guide clinical trial patient selection and trial design. Our current programs are focused on identifying repurposed and novel small molecule clinical candidates for rare CNS genetic disorders including Rett Syndrome (“Rett”), CDKL5 Deficiency Disorders (“CDD”) and familial Parkinson’s Disease (“PD”). The Company’s management believes that drug discovery needs to progressively shift as the widely used preclinical models for predicting safe and effective drugs have under-performed, as evidenced by the time and cost of bringing novel drugs to market. As a result, Vyant Bio is focused on combining sophisticated data science capabilities with highly functional human cell derived disease models. We leverage our ability to identify validated targets and molecular-based biomarkers to screen and test thousands of small molecule compounds in human diseased 3D brain organoids in order to create a unique approach to assimilating biological data that supports decision making iteratively throughout the discovery phase of drug development to identify both novel and repurposed drug candidates.

We have incurred substantial operating losses and have used cash in our operating activities since inception. On January 4, 2023, the Company announced that it had engaged LifeSci Capital as its financial advisor to assist in exploring a range of strategic alternatives focused on enhancing shareholder value. There can be no assurance that this review process will result in any changes to the Company’s current business plans or lead to any specific action or transaction. On January 31, 2023 the Company’s Board of Directors, approved a plan to preserve the Company’s cash to be able to continue to pursue a satisfactory strategic alternative for the purpose of maximizing the value of the Company’s business while also having sufficient cash to adequately fund an orderly wind down of the Company’s operations (the “Cash Preservation Plan”) in the event it is unable to secure a satisfactory strategic alternative. See further discussion regarding our liquidity and capital resources below.

Cancer Genetics, Inc. Merger

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

Business Disposals – Discontinuing Operations

Prior to December 31, 2022, the Company owned and operated the vivoPharm Pty Ltd (“vivoPharm”) business which it acquired in 2017. In December 2021, the Company’s Board of Directors approved the engagement of an investment banker to seek to sell the vivoPharm business to allow the Company to focus on the development of neurological developmental and degenerative disease therapeutics. As of December 31, 2021, the Company commenced accounting for vivoPharm as discontinuing operations. For further information, see section entitled “Discontinuing Operations” later in this Part I, and Note 3, Discontinuing Operations, to the Company’s Consolidated Financial Statements included in Part II. Item 8 herein.

On November 2, 2022, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) by and among the Company, Reaction Biology Corporation (“Reaction”) and vivoPharm, pursuant to which the Company sold the U.S. operations of its subsidiary, vivoPharm to Reaction, in exchange for approximately $5.8 million in cash. Including final customary adjustments for working capital, closing cash, indebtedness and transaction expenses, the Company expects net proceeds from the Reaction Transaction to be approximately $4.8 million. In addition, the Company incurred $0.4 million in exit costs associated with the Reaction Transaction.

On December 30, 2022, vivoPharm, entered into a Share Purchase Agreement (the “Share Agreement”) with Sabine Brandt as trustee for the Brandt Family Trust (“Buyer”), pursuant to which vivoPharm sold the entirety of the Company’s remaining vivoPharm business for early discovery services, represented by 100% of the outstanding shares of (i) of RDDT a vivoPharm Company Pty Ltd; and (ii) vivoPharm Europe Ltd, to Buyer in exchange for a nominal cash amount, subject to adjustments for closing cash and accounts payable, on and subject to the terms and conditions set forth therein (the “Second Transaction”). The Second Transaction resulted in the Company delivering target closing cash as part of the sold entities of approximately $827 thousand and the assumption by Buyer of liabilities of the sold entities aggregating to approximately $2.0 million. The Second Transaction was consummated effective December 31, 2022.

To complete the disposition of the Company’s former vivoPharm business and to resolve certain issues that had arisen with the Buyer, on March 13, 2023, the Company sold vivoPharm to the Buyer for a nominal sum. As part of the sale of vivoPharm to Buyer, the Company provided that vivoPharm had cash of at least $200 thousand and the Company assumed certain specific vivoPharm liabilities, principally liabilities directly associated with the proposed Phase 2 Donepezil clinical trial in Australia (which the Company has placed on hold as it evaluates its strategic alternatives) and certain vivoPharm tax liabilities through the transaction’s closing. The transaction was consummated effective March 13, 2023.

Management Changes

On January 31, 2023, John A. Roberts and Robert T. Fremeau, Jr., agreed in principle that Mr. Roberts and Dr. Fremeau would step down as President and Chief Executive Officer and Chief Scientific Officer, respectively, of the Company, effective as of February 3, 2023, and pursuant to their employment agreements, would be deemed terminated as of that date by the Company without cause for purposes of determining severance thereunder. Such agreement was not the result of any disagreement Mr. Roberts or Dr. Fremeau had with the Company on any matters relating to the Company’s operations, policies or practices. Mr. Roberts will remain a member of the Board of Directors of the Company. Andrew D. C. LaFrence, the Company’s Chief Financial Officer, assumed the role of President and Chief Executive Officer following Mr. Roberts’ departure. Mr. LaFrence became Chief Financial Officer upon the Company’s merger with StemoniX, Inc. on March 30, 2021, pursuant to the terms of an employment agreement, dated March 30, 2021, which will remain in effect.

Revenue from Continuing Operations

The Company’s primary revenue sources are microOrgan plate product sales and the performance of preclinical drug testing services using our microOrgan technology, referred to as Discovery as a Service, or DaaS. In December 2021, the Company announced its plan to focus its resources on internal drug discovery development programs and wind down substantially all customer revenue generation. The Company expects nominal sales in the first quarter of 2023. For the years ended December 31, 2022 and 2021, 47% and 21% of revenue, respectively, was generated from customers located outside of the United States. During the years ended December 31, 2022 and 2021, four and three customers accounted for approximately 77% and 47%, respectively, of the consolidated revenue from continuing operations.

Cost of Goods from Continuing Operations

The Company separately reports cost of goods for product sales and service revenue. Product revenue costs include labor and product costs such as labware, plates and reagents required to develop iPSC’s into microOrgans as well as overhead, facility and equipment costs at the Company’s Maple Grove, Minnesota facility. As the facility was designed to accommodate the Company’s long-term growth, it has historically operated at less than 25% of capacity. The Company converted its Maple Grove facility to a research and development facility in 2022 to focus its resources on internal drug discovery development programs. Cost of goods for service revenue includes internal labor, materials and allocated overhead costs to perform services for DaaS projects.

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

Results of Operations

Years Ended December 31, 2022 and 2021

The following table sets forth certain information concerning the Company’s results from continuing operations for the periods shown (in thousands):

	For the year ended December 31,		Change
	2022	2021	$	%

Revenue:
Service	$99	$665	$(566)	(85)%
Product	567	483	84	17%
Total revenue	666	1,148	(482)	(42)%
Operating costs and expenses:
Cost of goods sold - service	44	408	(364)	(89)%
Cost of goods sold - product	964	1,439	(475)	(33)%
Research and development	6,772	4,273	2,499	58%
Selling, general and administrative	8,798	8,424	374	4%
Merger related costs	-	2,310	(2,310)	(100)%
Total operating costs and expenses	16,578	16,854	(276)	(2)%
Loss from operations	(15,912)	(15,706)	(206)	1%

Other expense:
Change in fair value of warrant liability	-	214	(214)	(100)%
Change in fair value of share settlement obligation derivative	-	(250)	250	(100)%
Loss on debt conversions	-	(2,518	2,518	(100)%
Other income, net	12	57	(45)	(79)%
Interest income (expense), net	93	(372)	465	(125)%
Total other income (expense), net	105	(2,869)	2,974	(104)%
Loss from continuing operations before income taxes	(15,807)	(18,575)	2,768	(15)%
Income tax expense (benefit)	-	-	-	-
Net loss from continuing operations	$(15,807)	$(18,575)	$2,768	(15)%

Revenue from Continuing Operations

Total revenue from continuing operations decreased 42%, or $482 thousand, to $666 thousand for the year ended December 31, 2022, from $1.1 million for the year ended December 31, 2021. The decrease in the current-year periods were the result of our planned decrease in revenue generating activities at our Maple Grove facility as we transitioned its operations to an internal research and development facility in 2022. Product revenue increased in 2022 as compared with 2021, primarily from increased shipping volumes and increased pricing.

Cost of Goods from Continuing Operations

Cost of goods sold – service aggregated $44 thousand and $408 thousand, respectively, for the years ended December 31, 2022 and 2021, resulting in a cost of goods sold of 44.4% and 61.4%, respectively, of service revenue. The 2022 period was favorably impacted by a higher margin project and the 2021 period was negatively impacted by incremental costs incurred to achieve contract deliverables.

Cost of goods sold – product aggregated $964 thousand and $1.4 million for the years ended December 31, 2022 and 2021, respectively, resulting in a gross margin deficit of $397 thousand and $956 thousand, respectively, resulting from StemoniX’s excess manufacturing capacity at its Maple Grove facility. The decrease in cost of goods sold margin deficit in 2022 as compared with 2021 was the result of increased revenue, a decrease in scrap materials and our focus on transforming our Maple Grove location to a research and development facility in 2022.

Operating Expenses from Continuing Operations

Research and Development Expenses. Research and development expenses from continuing operations increased 58%, or $2.5 million, to $6.8 million for the year ended December 31, 2022, from $4.3 million for the year ended December 31, 2021. This increase is primarily due to transforming our Maple Grove location to a research and development facility in 2022 which included a $1.2 million increase in payroll-related expenses, $553 thousand increase in research and development activities, $448 thousand reserve for manufacturing inventory repurposed as research and development expense and $223 thousand related to moving to a new facility in California in order to reduce the annual lease expense in that location.

Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations increased 4%, or $374 thousand, to $8.8 million for the year ended December 31, 2022, from $8.4 million for the year ended December 31, 2021. The 2021 period reflects the Company as a privately held company during the first quarter whereas the 2022 period reflects the Company as a publicly held company. The decrease is primarily due to transforming our Maple Grove location to a research and development facility in 2022 which included a $1.2 million increase in payroll-related expenses, offset by a $793 thousand increase in employee compensation. The 2022 period also includes one-time severance benefits for two former employees of $437 thousand. The Company incurred $467 thousand of additional insurance expense in 2022 as compared with 2021 largely due to public-company related insurance premiums.

Merger Related Costs. Merger related costs for the year ended December 31, 2021 were $2.3 million. There were no merger related costs for the year ended December 31, 2022.

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

Change in Fair Value of Share Settlement Obligation Derivative

The Company recorded $250 thousand mark-to-market losses during the year ended December 31, 2021 for an embedded compound derivative from the 2020 Convertible Notes. Upon the close of the Merger the 2020 Convertible Notes were converted to equity.

Loss on Debt Conversion

The year ended December 31, 2021 included a $2.5 million loss on the conversion of the 2020 Convertible Notes to equity upon the closing of the Merger.

Interest Expense, Net

Net interest expense from continuing operations decreased by $465 thousand, or 125%, to $93 thousand interest income during the year ended December 31, 2022, from $372 thousand interest expense during the year ended December 31, 2021. Total other expense in 2021 consisted of a $250 thousand mark-to-market loss for an embedded compound derivative from the 2020 Convertible Notes, $2.5 million loss on the conversion of these notes to equity upon the closing of the Merger, a $214 thousand mark to market warrant liability gain, and interest expense of $368 thousand primarily related to the 2020 Convertible Notes.

Discontinuing Operations

In connection with the Merger, the Company was deemed to be the accounting acquiror of CGI, which included the vivoPharm business on March 30, 2021. Therefore, upon classification as discontinuing operations in the fourth quarter of 2021, the vivoPharm business is reflected in discontinued operations for nine months and one day in the year ended December 31, 2021 (the “Merger Impact”).

The vivoPharm business generated $6.4 million in revenue for 2022, an increase of $2.4 million, or 60% from $4.0 million in 2021 due to the Merger Impact and increased revenue from two customer contracts.

The vivoPharm business incurred a $6.9 million net loss in 2022, a decrease of $15.4 million, or 69% from a $22.3 million net loss in 2021. The 2022 net loss includes an operating loss of $1.4 million, an impairment charge for goodwill and intangible assets of $5.4 million, which was the result of changes in market valuations for contract research organizations during 2022 which impacted the Company’s valuation of the vivoPharm business and a $106 thousand loss on the sale of the vivoPharm businesses during the fourth quarter of 2022. The 2021 net loss includes an operating loss of $1.25 million and a goodwill impairment charge of $20.2 million.

Substantially all of vivoPharm operations were sold in the fourth quarter of 2022.

Liquidity and Capital Resources

Sources and Uses of Liquidity

The Company has financed its operations through CGI cash balances on hand on the Merger date, product and services revenues, the sale of the vivoPharm business and the sale of common stock under its at-the-market financing vehicle. Prior to the Merger, the Company’s operating activities have been primarily funded with proceeds from the sale of convertible notes and preferred stock securities.

The Company’s Board of Directors (the “Board”), after an assessment of the status of the Company’s efforts to seek strategic alternatives and the Company’s then current cash position, approved a plan on January 31, 2023 to preserve the Company’s cash to be able to continue to pursue a satisfactory strategic alternative for the purpose of maximizing the value of the Company’s business while also having sufficient cash to adequately fund an orderly wind down of the Company’s operations (the “Cash Preservation Plan”) in the event it is unable to secure a satisfactory strategic alternative. As part of the Cash Preservation Plan, the Company implemented a reduction in force, resulting in the retention of a core group of employees required for one or more potential strategic transactions and/or to execute an orderly wind down of the Company if required. The Company estimates that it will incur approximately $1.4 million for retention, severance and other employee termination-related costs in the first and second quarters of 2023. The Company has put on hold its pending efforts with respect to its current preclinical and clinical programs.

The Company is expected to generate minimal revenue from continuing operations as we have substantially ceased the Maple Grove facility’s revenue producing operations to support internal drug discovery programs. The Company had cash and cash equivalents of $10.0 million as of December 31, 2022, an accumulated deficit of $101.5 million, cash outflows from continuing operations of $12.8 million for the year then ended 2022, and a net loss from continuing operations of $15.8 million. Based on our current operating plan, we are attempting to find strategic partners to acquire our assets, including our public company as a reverse merger candidate. There are no assurances that we will be able to raise cash in these transactions or find a reverse merger candidate and we may therefore need to complete an orderly winddown of the Company’s operations or, if sufficient funds are not available, file for bankruptcy. Therefore, we believe we do not have sufficient cash and cash equivalents on hand to support current operations for the twelve months following the filing of this Annual Report which raises substantial doubt about our ability to continue as a going concern.

Financing Arrangements

On March 28, 2022, the Company entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which, subject to the terms and conditions, provides that the Company has the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $15.0 million of its common shares.

On April 8, 2022, the Company entered into an Equity Distribution Agreement with Canaccord Genuity LLC (the “Canaccord”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $20,000,000, depending on market demand, with Canaccord acting as an agent for sales.

In 2022 the Company raised $61 thousand from at-the-market facility and in January 2023 raised an additional $458 thousand under that facility.

On March 23, 2023, the Company terminated the arrangements with both Lincoln Park and Canaccord.

The Company’s forecast of the period of time through which its current financial resources will be adequate to support its operations and its expected operating expenses are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

●	the Company’s ability to consummate any strategic transaction, whether by acquisition, sale of any part of its business, or otherwise, and effectively operate its business during any such transaction process;
●	The time needed to consummate a strategic transaction if a counterparty is found;
●	the Company’s ability to execute on its current business plans while exploring strategic alternatives;
●	the Company’s need for significant additional capital and the Company’s ability to satisfy its capital needs;
●	the Company’s potential product liability or intellectual property infringement claims;
●	the Company’s ability to maintain or protect the validity of its patents and other intellectual property;
●	the Company’s dependency on third-party manufacturers to supply it with instruments and specialized supplies;
●	the Company’s ability to adapt its business for future developments in light of the global outbreak of COVID-19, which continues to rapidly evolve;
●	the Company’s dependency on the intellectual property licensed to the Company or possessed by third parties; and
●	the Company’s ability to retain key talent.

Tax Contingency

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

Cash Flows from Continuing Operations

The Company’s net cash flow from operating, investing and financing activities from continuing operations for the periods below were as follows (in thousands):

	Year Ended December 31,
	2022	2021

Cash (used in) provided by continuing operations:
Operating activities	$(12,888)	$(16,488)
Investing activities	(617)	29,678
Financing activities	(113)	7,222
Net (decrease) increase in cash and cash equivalents from continuing operations	$(13,618)	$20,412

The Company had cash and cash equivalents of $10.0 million and $20.6 million as of December 31, 2022 and 2021, respectively.

Cash Used in Operating Activities from Continuing Operations

Net cash used in operating activities from continuing operations was $12.9 million for the year ended December 31, 2022, consisting of a net loss of $15.8 million, decreased for net non-cash adjustments of $2.0 million and additional cash provided by operating assets and liabilities items of $891 thousand, largely from a reduction of inventory of $422 thousand as we transitioned the Maple Grove location to a research and development facility as well as an increase in accrued compensation and employee benefits.

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

Cash Provided by Investing Activities from Continuing Operations

Net cash used in investing activities from continuing operations was $617 thousand for the year ended December 31, 2022, related to investments in equipment and our new leased facility in California.

Net cash provided by investing activities from continuing operations was $29.7 million for the year ended December 31, 2021, principally from CGI cash balances at the close of the Merger of $30.2 million, offset by $535 thousand of equipment purchases.

Cash Provided by Financing Activities from Continuing Operations

Net cash used in financing activities from continuing operations was $113 thousand for the year ended December 31, 2022, primarily related to issuance costs related to the Lincoln Park Capital Fund LLC agreement partially offset by a new financing lease entered into in the third quarter.

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

While our significant accounting policies are described in more detail in Note 4 to our December 31, 2022 and 2021 consolidated financial statements appearing elsewhere herein, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

Given the Company’s exit from selling products and services, which was substantially completed in 2022, the Company no longer considers revenue recognition as a critical accounting policy as of December 31, 2022.

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

The Company issued a warrant during the first quarter of 2021 that contained an indexation feature not indexed to the Company’s stock resulting in this warrant to be accounted for as a derivative. As a result, this warrant was accounted for as a liability and marked to market from its issuance date in February 2021 through the Merger date, at which time the warrant’s indexation features were finalized. The Company no longer deemed derivative instruments as a critical accounting policy as of December 31, 2022.

Business Combinations. Accounting for acquisitions requires extensive use of estimates and judgment to measure the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed. Additionally, we must determine whether an acquired entity is considered a business or a set of net assets because the excess of the purchase price over the fair value of net assets acquired can only be recognized as goodwill in a business combination. We accounted for the Merger with CGI as a business combination under the acquisition method of accounting. Consideration transferred to acquire CGI was measured at fair value. The determination of the $59.9 million purchase price consideration for the Merger was based on the closing stock price of the CGI common stock on the Merger date as well as the fair value of CGI common stock warrants and options outstanding on the Merger date using the Black Scholes Merton option pricing model. We allocated the purchase price to the acquired tangible and intangible assets and assumed liabilities of CGI based on their estimated fair values as of the acquisition date. Significant judgement is required to value and allocate the purchase price, especially for identified intangible assets. The allocation of the purchase price resulted in recognition of intangible assets related to tradename, customer relationships aggregating to $9.5 million and goodwill of $22.4 million. Given the completion of purchase accounting adjustments in Q1 2022 and there being no business combinations in 2022, the Company no longer deems business combinations to be a critical accounting policy as of December 31, 2022.

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

As a described in Note 3 to the Company’s consolidated financial statements, in the fourth quarter of 2021, the Company classified the vivoPharm business as discontinuing operations and applied held for sale accounting. The Company valued the vivoPharm business as of December 31, 2021 equally weighting public company revenue multiples as of December 31, 2021 and comparable transaction revenue multiples, which are classified as Level 3 measurements within the fair value hierarchy. The Company updated the valuation of the vivoPharm business during the quarter ending March 31, 2022 based on equally weighting public company revenue multiples and comparable transaction revenue multiples, which resulted in a $4.5 million decrease to the fair value of vivoPharm in the first quarter of 2022. The Company recognized an impairment charge of $4.3 million during the quarter ended March 31, 2022, which decreased vivoPharm’s net carrying value, net of estimated disposal costs from $9.2 million as of December 31, 2021 to $4.9 million. During the second quarter of 2022, the Company received two offers for mutually exclusive components of the vivoPharm business and assessed the carrying value of each asset group using the estimated net sales proceeds based on these offers. As a result, the Company recorded a net impairment charge of $1.5 million during the second quarter of 2022. The Company recorded an impairment recovery of $388 thousand during the third quarter of 2022 based upon September 30, 2022 vivoPharm net assets. The valuation of goodwill and intangible assets is no longer a critical accounting policy as of December 31, 2022.

Valuation of Long-Lived Assets. Long-lived assets, such as fixed assets subject to depreciation and right-of-use assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If circumstances require a long-lived asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset group to its carrying amount. If the carrying amount of the long-lived asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. As of December 31, 2022 and 2021 the Company determined that there were no indicators of impairment and did not recognize any fixed asset impairment in continuing operations.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk

The Company has exposure to financial market risks, including changes in foreign currency exchange rates, and risk associated with how it invests its cash.

Foreign Exchange Risk

The Company conducted its business in foreign markets through its subsidiary in Australia (vivoPharm Pty Ltd.). In the fourth quarter of 2022, the Company sold substantially all of the operations of vivoPharm in two separate transactions. For the years ended December 31, 2022 and 2021, 0% and 21%, respectively, of the Company’s continuing revenue was earned outside the United States and collected in local currency. The Company also commenced plans for a clinical trial in 2023 of which substantially all costs are denominated in Australian Dollars. This clinical trial has been placed on hold as part of the Company’s cash preservation plan. As the vivoPharm entities were sold in the fourth quarter of 2022, translation of foreign currencies is not material to the Company’s consolidated financial position. Since the Merger, the Company was subject to risk for exchange rate fluctuations between such local currencies and the United States dollar and the subsequent translation of the Australia Dollar or Euro to United States dollars. The Company currently does not hedge currency risk.

Investment of Cash

The Company invests its cash primarily in cash and US government money market funds which are held by JPMorgan Chase Bank, N. A. and its affiliates. Because of the short-term nature of these investments, the Company does not believe it has material exposure due to market risk. The impact to the Company’s financial position and results of operations from likely changes in interest rates is not material.

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Vyant Bio, Inc. and Subsidiaries

Consolidated Financial Report December 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Vyant Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vyant Bio, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, temporary equity and common stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations since inception, has an accumulated deficit, has substantially ceased revenue generation, and is projecting insufficient liquidity to meet its obligations as they become due over the next twelve months, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Long-lived Assets — Determination of Impairment Indicators — Refer to Notes 4, 6 and 7 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of long-lived assets for impairment involves an initial assessment of each asset group to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of an asset group is no longer recoverable. Possible indications of impairment may include events or changes in circumstances affecting the recoverability of an asset group’s carrying value. When events or changes in circumstances exist, the Company evaluates its assets for impairment by comparing undiscounted future cash flows expected to be generated over the life of each asset group to the respective carrying amount. If the carrying amount of an asset group exceeds the undiscounted future cash flows, an impairment is recognized.

The Company makes significant assumptions to evaluate an asset group for possible indications of impairment. Changes in these assumptions could have a significant impact on an asset group identified for further analysis. For the year ended December 31, 2022, no impairment loss has been recognized on its long-lived assets.

Given the Company’s evaluation of possible indications of impairment of an asset group requires management to make significant assumptions, performing audit procedures to evaluate whether management appropriately identified events or changes in circumstances indicating that the carrying amounts of assets may not be recoverable required a high degree of auditor judgment and the use of fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assessment of long-lived asset groups for possible indications of impairment included the following, among others:

With the assistance of fair value specialists, we evaluated management’s analysis of impairment indicators by:

–	Performing inquiries of management regarding the process and assumptions used to identify potential indicators of impairment and evaluating the consistency of the assumptions with evidence obtained in other areas of the audit.

–	Developing an independent expectation of impairment indicators (or lack thereof) and comparing such expectation to management’s analysis.

–	Testing long-lived asset groups for possible indications of impairment, including searching for adverse asset group-specific and/or market conditions.

–	Inspecting minutes of the board of directors, the Company’s public statements, operating plans, and industry data to identify evidence that may contradict management’s assumptions.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 31, 2023
We have served as the Company’s auditor since 2020.

Vyant Bio, Inc.

Consolidated Balance Sheets

(Shares and USD in thousands)

	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$10,041	$20,608
Trade accounts and other receivables	323	434
Inventory	53	475
Prepaid expenses and other current assets	747	895
Assets of discontinuing operations – current	345	802
Total current assets	11,509	23,214
Non-current assets:
Fixed assets, net	1,106	1,020
Operating lease right-of-use assets, net	1,542	673
Long-term prepaid expenses and other assets	1,048	1,221
Assets of discontinuing operations – non-current	-	11,508
Total non-current assets	3,696	14,422
Total Assets	$15,205	$37,636

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$655	$740
Accrued expenses	1,154	764
Deferred revenue	72	74
Obligations under operating leases, current portion	313	174
Obligation under finance lease, current portion	252	157
Liabilities of discontinuing operations – current	1,219	3,522
Total current liabilities	3,665	5,431
Obligations under operating leases, less current portion	1,301	516
Obligations under finance leases, less current portion	273	293
Long-term debt	57	57
Liabilities of discontinuing operations – non-current	-	49
Total Liabilities	5,296	6,346

Commitments and Contingencies (Note 16)

Stockholders’ Equity
Preferred stock, authorized 9,764 shares $ 0.0001 par value, 0 shares issued and outstanding as of December 31, 2022 and 2021	-	-
Common stock, authorized 100,000 shares, $0.0001 par value, 5,922 and 5,798 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1	1
Additional paid-in capital	111,443	110,176
Accumulated comprehensive loss	(32)	(74)
Accumulated deficit	(101,503)	(78,813)
Total Common Stockholders’ Equity	9,909	31,290
Total Liabilities and Stockholders’ Equity	$15,205	$37,636

See Notes to Consolidated Financial Statements.

Vyant Bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Shares and USD in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021
Revenue:
Service	$99	$665
Product	567	483
Total revenue	666	1,148
Operating costs and expenses:
Cost of goods sold – service	44	408
Cost of goods sold – product	964	1,439
Research and development	6,772	4,273
Selling, general and administrative	8,798	8,424
Merger related costs	-	2,310
Total operating costs and expenses	16,578	16,854
Loss from operations	(15,912)	(15,706)
Other income (expense):
Change in fair value of warrant liability	-	214
Change in fair value of share-settlement obligation derivative	-	(250)
Loss on debt conversions	-	(2,518)
Other income	12	57
Interest expense, net	93	(372)
Total other income (expense)	105	(2,869)
Loss from continuing operations before income taxes	(15,807)	(18,575)
Income tax expense (benefit)	-	-
Loss from continuing operations	(15,807)	(18,575)
Discontinuing operations (net of ($21) and $0 tax (benefit) expense in 2022 and 2021, respectively)	(6,883)	(22,284)
Net loss	(22,690)	(40,859)
Cumulative translation adjustment	42	(74)
Comprehensive loss	$(22,648)	$(40,933)

Net loss per share attributed to common stock – basic and diluted:
Net loss per share from continuing operations	$(2.69)	$(4.11)
Net loss per share from discontinuing operations	(1.18)	(4.92)
Net loss per share	$(3.87)	$(9.03)
Weighted average shares outstanding:
Weighted average common shares outstanding – basic and diluted	5,868	4,525

See Notes to Consolidated Financial Statements.

Vyant Bio, Inc.

Consolidated Statements of Temporary Equity and Common Stockholders’ Equity (Deficit)

(Shares and USD in thousands)

Years Ended December 31, 2022 and 2021

	Common Stock		Additional Paid In	Accumulated	Accumulated Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of January 1, 2022	5,798	$1	$110,176	$(78,813)	$(74)	$31,290
Stock-based compensation	-	-	1,455	-	-	1,455
Exercise of stock options	1	-	4	-	-	4
Vesting of restricted stock	2	-	-	-	-	-
Issuance of common stock, net of issuance costs of $250	121	-	(192)	-	-	(192)
Foreign currency translation adjustment	-	-	-	-	42	42
Net loss	-	-	-	(22,690)	-	(22,690)
Balance as of December 31, 2022	5,922	$1	$111,443	$(101,503)	$(32)	$9,909

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Total Temporary	Common Stock		Additional Paid In	Accumulated	Accumulated Comprehensive	Total Common Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Equity	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance as of January 1, 2021	4,612	$12,356	3,489	$16,651	-	$-	$29,007	519	$-	$1,514	$(37,954)	$-	$(36,440)
Stock-based compensation	-	-	-	-	-	-	-	-	-	1,298	-	-	1,298
Exercise of stock options	-	-	-	-	-	-	-	1	-	41	-	-	41
Issuance of Series C Convertible Preferred shares, net of issuance costs of $214	-	-	-	-	567	1,786	1,786	-	-	-	-	-	-
Issuance of Common Stock for acquisition consideration	-	-	-	-	-	-	-	2,201	-	59,920	-	-	59,920
Issuance of Incremental shares to StemoniX shareholders upon Merger	-	-	-	-	-	-	-	161	-	-	-	-	-
Conversion of Preferred Stock to Common Stock upon Merger	(4,612)	(12,356)	(3,489)	(16,651)	(567)	(1,786)	(30,793)	2,239	1	30,792	-	-	30,793
Conversion of 2020 Notes to Common Stock upon Merger	-	-	-	-	-	-	-	668	-	16,190	-	-	16,190
Preferred stock warrant settled for Common Stock upon Merger	-	-	-	-	-	-	-	9	-	-	-	-	-
Warrant liability reclassified to equity upon Merger	-	-	-	-	-	-	-		-	421	-	-	421
Foreign currency translation adjustment	-	-	-	-	-	-	-		-	-		(74)	(74)
Net loss	-	-	-	-	-	-	-	-	-	-	(40,859)	-	(40,859)
Balance as of December 31, 2021	-	$-	-	$-	-	$-	-	5,798	$1	$110,176	$(78,813)	$(74)	$31,290

See Notes to Consolidated Financial Statements.

Vyant Bio, Inc.

Condensed Consolidated Statements of Cash Flows

(USD in Thousands)

	Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(22,690)	$(40,859)
Net loss from discontinuing operations	6,883	22,284
Reconciliation of net loss to net cash used in operating activities, continuing operations:
Stock-based compensation	1,186	1,003
Amortization of operating lease right-of-use assets	321	504
Depreciation and amortization expense	522	550
Change in fair value of share-settlement obligation derivative	-	250
Change in fair value of financial instruments	-	(210)
Accretion of debt discount	-	173
Loss on conversion of debt	-	2,518
Other	(1)	(14)
Changes in operating assets and liabilities, net of impacts of business combination:
Trade accounts and other receivables	111	(77)
Inventory	422	(60)
Prepaid expense and other assets	321	(165)
Accounts payable	(85)	(1,146)
Obligations under operating leases	(265)	(499)
Accrued expenses and other liabilities	387	(740)
Net cash used in operating activities, continuing operations	(12,888)	(16,488)
Net cash used in operating activities, discontinuing operations	(793)	(505)
Net cash used in operating activities	(13,681)	(16,993)
Cash Flows from Investing Activities:
Purchase of equipment	(617)	(535)
Proceeds from patent held for sale and equipment sales	-	50
Cash acquired from acquisition	-	30,163
Net cash (used in) provided by investing activities, continuing operations	(617)	29,678
Net cash provided by (used in) investing activities, discontinuing operations	3,880	(59)
Net cash provided by investing activities	3,263	29,619
Cash Flows from Financing Activities:
Issuance of common stock, net of issuance costs	(188)	41
Issuance of Series C Convertible Preferred Stock, net of issuance costs	-	1,786
2020 Convertible Note proceeds, net of issuance costs	-	5,022
Principal payments on long-term debt	-	(82)
Proceeds from lease financing	266	492
Principal payments on obligations under financing leases	(191)	(37)
Net cash (used in) provided by financing activities, continuing operations	(113)	7,222
Net cash used in financing activities, discontinuing operations	(36)	(32)
Net cash (used in) provided by financing activities	(149)	7,190
Net (decrease) increase in cash and cash equivalents	(10,567)	19,816
Cash and cash equivalents, beginning of year	20,608	792
Cash and cash equivalents, end of year	$10,041	$20,608

Supplemental disclosure of cash flow information:
Cash paid for interest	$34	$8
Cash paid for income taxes	8	-
Non-cash investing activities:
Fair value of non-cash merger consideration	$-	$59,920
Right-of-use assets obtained in exchange for new operating lease liabilities	1,189	83
Non-cash financing activities:
Conversion of Convertible Preferred Stock to Common Stock upon Merger	$-	30,793
Conversion of 2020 Convertible Notes and accrued interest to Common Stock upon Merger	-	16,190
Reclass warrant liability to equity upon Merger	-	421

See Notes to Consolidated Financial Statements.

Vyant Bio, Inc.

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

As further described in Note 3, in December 2021, the Company’s Board of Directors approved a plan to sell the vivoPharm Pty Ltd (“vivoPharm”) business to focus the Company on the development of neurological developmental and degenerative disease therapeutics. In the fourth quarter of 2022, the Company sold substantially all of the operations of vivoPharm in two separate transactions.

The Company is expected to generate minimal revenue from continuing operations as we have substantially ceased the Maple Grove facility’s revenue producing operations to support internal drug discovery programs. The Company had cash and cash equivalents of $10.0 million as of December 31, 2022, an accumulated deficit of $101.5 million, cash outflows from continuing operations of $12.8 million for the year then ended 2022, and a net loss from continuing operations of $15.8 million. As further described in Note 17, on January 4, 2023, the Company announced that it had engaged LifeSci Capital as its financial advisor to assist in exploring a wide range of strategic alternatives focused on enhancing shareholder value which could include selling the Company, selling Company assets, or including our public company as a reverse merger candidate. The Company’s Board of Directors (the “Board”) approved a plan on January 31, 2023 to preserve the Company’s cash to be able to continue to pursue a satisfactory strategic alternative for the purpose of maximizing the value of the Company’s business while also having sufficient cash to adequately fund an orderly wind down of the Company’s operations (the “Cash Preservation Plan”) in the event it is unable to secure a satisfactory strategic alternative. On March 24, 2023 the Company terminated its (a) Equity Distribution Agreement, dated April 8, 2022, by and between the Company and Canaccord Genuity LLC, regarding the issue and sale, from time to time, of shares of the Company’s common stock for an aggregate offering price of up to $20,000,000, and (b) Purchase Agreement, dated March 28, 2022, by and between the Company and Lincoln Park Capital Fund, LLC, regarding the issue and sale, from time to time, of shares of the Company’s common stock for an aggregate offering price of up to $15,000,000.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered recurring losses and negative cash flows from operations since inception, has an accumulated deficit, and is expected to generate minimal revenue from continuing operations as we have substantially ceased the Maple Grove facility’s revenue producing operations to support internal drug discovery programs. The Company is projecting insufficient liquidity to meet its obligations as they become due over the next twelve months. The Company had cash and cash equivalents of $10.0 million as of December 31, 2022, an accumulated deficit of $101.5 million, cash outflows from continuing operations of $12.8 million for the year then ended 2022, and a net loss from continuing operations of $15.8 million. As further described in Note 17, on January 4, 2023, the Company announced that it had engaged LifeSci Capital as its financial advisor to assist in exploring a wide range of strategic alternatives focused on enhancing shareholder value which could include selling the Company, selling Company assets, or including our public company as a reverse merger candidate. The Company’s Board of Directors (the “Board”) approved a plan on January 31, 2023 to preserve the Company’s cash to be able to continue to pursue a satisfactory strategic alternative for the purpose of maximizing the value of the Company’s business while also having sufficient cash to adequately fund an orderly wind down of the Company’s operations (the “Cash Preservation Plan”) in the event it is unable to secure a satisfactory strategic alternative. On March 24, 2023 the Company terminated its (a) Equity Distribution Agreement, dated April 8, 2022, by and between the Company and Canaccord Genuity LLC, regarding the issue and sale, from time to time, of shares of the Company’s common stock for an aggregate offering price of up to $20,000,000, and (b) Purchase Agreement, dated March 28, 2022, by and between the Company and Lincoln Park Capital Fund, LLC, regarding the issue and sale, from time to time, of shares of the Company’s common stock for an aggregate offering price of up to $15,000,000. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions and based on our current operating plan, the Company plans to reduce expenses, slow cash flows, and evaluate strategic partners to acquire our assets, including our public company as a reverse merger candidate. There are no assurances that we will be able to raise cash in these transactions or find a reverse merger candidate and we may therefore need to complete an orderly winddown of the Company’s operations or, if sufficient funds are not available, bankruptcy. These plans have not yet been finalized and are not within the Company’s control, and therefore cannot be deemed probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Dollar amounts in tables are stated in thousands of U.S. dollars.

Note 2. Cancer Genetics, Inc. Merger

The Company formerly known as Cancer Genetics, Inc. (“CGI”), StemoniX and CGI Acquisition, Inc. (“Merger Sub”) entered into a merger agreement on August 21, 2020, which was amended on February 8, 2021 and February 26, 2021 (as amended, the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Merger Sub was merged (the “Merger”) with and into StemoniX on March 30, 2021, with StemoniX surviving the Merger as a wholly owned subsidiary of the Company. For U.S. federal income tax purposes, the Merger qualified as a tax-free “reorganization”. Concurrent with the Merger closing, the Company changed its name to Vyant Bio, Inc. Under the terms of the Merger Agreement, upon consummation of the Merger, the Company issued (i) an aggregate of 3,595,508 shares of VYNT common stock, par value $0.0001 per share (the “Common Stock”) to the holders of StemoniX capital stock (after giving effect to the conversion of all StemoniX preferred shares and StemoniX 2020 Convertible Notes) and StemoniX warrants (which does not include a certain warrant (the “Major Investor Warrant”) issued to a certain StemoniX convertible note holder (the “Major Investor”)), (ii) options to purchase an aggregate of 178,356 shares of Common Stock to the holders of StemoniX options with exercise prices ranging from $3.30 to $23.05 per share and a weighted average exercise price of $7.30 per share, and (iii) a warrant (the “Major Investor Warrant”) to the Major Investor, expiring February 23, 2026 to purchase 28,778 shares of Common Stock at a price of $29.5295 per share in exchange for the Major Investor Warrant.

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

The Company incurred $2.3 million of costs associated with the Merger that have been reported on the consolidated statements of operations as Merger related costs for the year ended December 31, 2021.

The following details the allocation of the preliminary purchase price consideration recorded on March 30, 2021, the acquisition date, with adjustments recorded through the first quarter of 2022, the end of the purchase price allocation period.

	Preliminary	Adjustments	Final
Assets acquired:
Cash and equivalents	$30,163	$-	$30,163
Accounts receivable	705	-	705
Other current assets	806	227	1,033
Intangible assets	9,500	-	9,500
Fixed assets	416	(256)	160
Goodwill	22,164	216	22,380
Long-term prepaid expenses and other assets	1,381	-	1,381
Total assets acquired	$65,135	$187	$65,322

Liabilities assumed:
Accounts payable and accrued expenses	$2,670	$437	$3,107
Current liabilities of discontinuing operations	588	(141)	447
Obligations under operating leases	198	-	198
Obligations under finance leases	106	-	106
Deferred revenue	1,293	(114)	1,179
Payroll and income taxes payable	360	5	365
Total liabilities assumed	$5,215	$187	$5,402

Net assets acquired	$59,920	$-	$59,920

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

The following presents the unaudited pro forma combined financial information as if the Merger had occurred as of January 1, 2021:

Year ended December 31,
2021
Total revenue	$6,726
Net loss	(35,623)
Pro forma loss per common share,	(6.15)
Pro forma weighted average number of common shares basic and diluted	5,795,498

The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred had the Merger been completed as of January 1, 2021, nor are they necessarily indicative of future consolidated results.

Note 3. Discontinuing Operations

In December 2021, the Company’s Board of Directors approved a plan to sell the vivoPharm Pty Ltd (“vivoPharm”) business to focus the Company on the development of neurological developmental and degenerative disease therapeutics. In December 2021, the Company engaged an investment bank to sell the vivoPharm business which was substantially completed in the fourth quarter of 2022.

On November 2, 2022 the Company completed the sale of its principal vivoPharm subsidiary, vivoPharm LLC located in Hershey, Pennsylvania, to Reaction Biology Corporation for $5.5 million in an upfront cash payment, subject to customary adjustments for working capital, closing cash, indebtedness and transaction expenses. After these closing adjustments were reflected, $5.5 million was paid at closing and an additional $0.3 million was paid in February 2023. Vyant Bio received approximately $4.8 million in cash after transaction related expenses and income taxes, as well as incur $0.4 million in exit costs associated with this transaction. Exit costs associated with the vivoPharm business were paid in January 2023. In connection with the sale of the vivoPharm LLC business, the Company agreed to retain certain liabilities aggregating to $357 thousand.

On December 30, 2022, the Company entered into a Share Purchase Agreement (the “Agreement”) with Sabine Brandt as trustee for the Brandt Family Trust (“Buyer”), pursuant to which vivoPharm sold the entirety of the Company’s remaining vivoPharm business for early discovery services, represented by 100% of the outstanding shares of (i) of RDDT a vivoPharm Company Pty Ltd; and (ii) vivoPharm Europe Ltd, to Buyer in exchange for a nominal cash amount, subject to adjustments for closing cash and accounts payable, on and subject to the terms and conditions set forth therein. The sale resulted in the Company delivering target closing cash as part of the sold entities of approximately $827 thousand and the assumption by Buyer of liabilities of the sold entities aggregating to approximately $2.0 million. The Transaction was consummated effective December 31, 2022. The Agreement contains customary representations, warranties, covenants and indemnification provisions.

As further described in note 17, the Company sold the remainder of the vivoPharm business in Australia on March 13, 2023.

In connection with the classification of the vivoPharm business as held for sale in the fourth quarter of 2021, the Company completed a valuation of the net carrying value of this business and recorded a goodwill impairment charge of $20.2 million. In 2022, the Company recorded an additional impairment charges of $5.4 million consisting of the write-off of the remaining $2.2 million goodwill balance and reducing the cost basis of customer relationships and tradenames by $2.7 million and $0.5 million, respectively.

Also included in discontinuing operations are pre-Merger-related payables related to Cancer Genetics’ sale of its BioPharma and Clinical businesses (“Pre-Merger discontinuing operations”). As of December 31, 2022 and 2021, $267 thousand and $409 thousand, respectively, of liabilities relating to these businesses are classified as other current liabilities – discontinuing operations on the Company’s condensed consolidated balance sheets.

Results of discontinuing operations were as follows:

	Years ended December 31,
	2022	2021
Revenue	$6,406	$3,978
Cost of goods sold	3,189	2,524
General and administrative	4,709	3,531
Impairment of goodwill and intangible assets	5,415	20,216
Total operating costs and expenses	$13,313	$26,271
Loss from discontinuing operations	$(6,907)	$(22,293)
Total other income	$3	$9
Loss from discontinuing operations before income taxes	$(6,904)	$(22,284)
Income tax expense (benefit)	(21)	-
Net loss from discontinuing operations	$(6,883)	$(22,284)

Asset and liabilities of discontinuing operations were as follows:

	December 31,
	2022	2021
Accounts receivable	$11	$457
Due from Reaction Biology Corporation	334
Other current assets	-	345
Assets of discontinuing operations - current	$345	$802

Fixed assets, net of accumulated depreciation	$-	$163
Operating lease right-of-use assets	-	30
Patents and other intangible assets, net	-	8,787
Goodwill	-	2,164
Other assets	-	364
Assets of discontinuing operations - non-current	$-	$11,508

Accounts payable	$47	$358
Due to RDDT a vivoPharm Company Pty Ltd	216
Accrued expense	577	418
Obligation under operating lease, current	-	29
Obligation under finance lease, current	-	32
Deferred revenue	43	1,911
Taxes payable	69	365
Other current liabilities	267	409
Liabilities of discontinued operations - current	$1,219	$3,522

Obligations under operating leases, less current	$-	$2
Obligations under finance leases, less current	-	47
Liabilities of discontinued operations -non- current	$-	$49

There were no intangible assets as of December 31, 2022. Intangible assets consisted of the following as of December 31, 2021:

2021
Intangible Assets:
Customer relationships	$8,000
Trade name	1,500
9,500
Less accumulated amortization	(713)
Intangible assets, net	$8,787

Amortization expense for intangible assets aggregated $713 thousand for the year ended December 31, 2021. There was no amortization expense for intangible assets recorded in 2022.

Goodwill arising from the Merger was solely attributed to the vivoPharm business. The following is a roll forward of goodwill as of and for the year ended December 31, 2022 and 2021:

Beginning balance, January 1, 2021	$-
Initial balance upon consummation of the Merger	22,164
Purchase price adjustments	216
Impairment charge	(20,216)
Ending balance, December 31, 2021	$2,164
Impairment charge	(2,164)
Ending balance, December 31, 2022	$-

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

Foreign currency: The Company translates the financial statements of its foreign subsidiaries, which have a functional currency in the respective country’s local currency, to U.S. dollars using month-end exchange rates for assets and liabilities and average exchange rates for revenue, costs and expenses. Translation gains and losses are recorded in accumulated comprehensive loss as a component of stockholders’ equity. For the years ended December 31, 2022 and 2021 there were foreign currency translation gains of $42 thousand and losses of $74 thousand, respectively, all related to the vivoPharm business. Gains and losses resulting from foreign currency transactions that are denominated in currencies other than the entity’s functional currency are included within discontinuing operations in the consolidated statements of operations.

Use of estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include estimated transaction price, including variable consideration, of the Company’s revenue contracts; the value of intangible assets arising from the Merger, the fair value of the net assets of the vivoPharm business classified as discontinuing operations, the useful lives of fixed assets; the valuation of embedded derivatives; deferred tax assets, inventory, right-of-use (ROU) assets and lease liabilities, stock-based compensation, income tax uncertainties, other long-lived assets and other contingencies.

Risks and uncertainties: The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks, including the potential risk of business failure.

Cash and cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The cash and cash equivalents balance as of December 31, 2022 and 2021 includes $8.6 million and $12.0 million, respectively, invested in a U.S. government money market fund.

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

For product contracts, revenue is recognized at a point-in-time upon delivery to the customer, which is generally deemed to occur upon shipment. Product contracts with customers generally state the terms of the sale, including the quantity and price of each product purchased. Payment terms and conditions may vary by contract, although terms generally include a requirement of payment within a range of 30 to 90 days after the performance obligation has been satisfied. As a result, the contracts do not include a significant financing component. In addition, contacts typically do not contain variable consideration as the contracts include stated prices. The Company provides assurance-type warranties on all of its products, which are not separate performance obligations.

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

The Company may include subcontractor or third-party vendors in certain integrated services arrangements. In these arrangements, revenue from sales of third-party vendor services is generally recorded gross as revenue and cost of goods sold - service, as the Company is the principal for the transaction. When the Company is acting as an agent between a customer and the vendor services, the Company does not record revenue and vendor costs are recorded net within cost of goods sold - service. To determine whether the Company is an agent or principal, the Company considers whether it obtains control of services before they are transferred to the customer. In making this evaluation, several factors are considered, most notably whether the Company has primary responsibility for fulfillment to the client, as well as fiscal risk and pricing discretion.

There were no contract assets from continuing operations as of December 31, 2022. There were contract assets from continuing operations of $70 thousand as of December 31, 2021. Contract liabilities from continuing operations related to unfulfilled performance obligations were $72 thousand and $74 thousand as of December 31, 2022 and 2021, respectively, and are recorded in deferred revenue. There were no contract assets classified within discontinuing operations as of December 31, 2022. Contract assets classified within discontinuing operations aggregated $75 thousand as of December 31, 2021. Contract liabilities classified within discontinuing operations aggregated $43 thousand and $1.9 million as of December 31, 2022 and 2021, respectively.

Trade accounts receivable: Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to consider current market conditions and the Company’s customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. No allowances were recorded as of December 31, 2022 or 2021. Write-offs for the years ended December 31, 2022 and 2021 were not significant. The Company does not have any off-balance-sheet credit exposure related to its customers.

Other receivables: For the years ended December 31, 2022 and 2021, the Company elected to use federal research and development (R&D) tax credit carryforwards to offset federal payroll taxes paid. The Company recorded R&D tax credit receivables of $252 thousand and $100 thousand as of December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, the Company recognized $252 thousand and $205 thousand, respectively, of R&D tax credits as a reduction in payroll tax expenses within continuing operations.

Concentration of credit risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company places cash and cash equivalents in various financial institutions with high credit rating and limits the amount of credit exposure to any one financial institution. Trade receivables are primarily from clients in the pharmaceutical and biotechnology industries, as well as academic and government institutions. Concentrations of credit risk with respect to trade receivables, which are typically unsecured, are limited due to the wide variety of customers using the Company’s products and services as well as their dispersion across many geographic areas. As of December 31, 2022 and 2021, one and four customers, respectively, represented 10% or more of the Company’s total trade accounts receivable, and in the aggregate, these customers represented 100%, or $ 71 thousand, and 78%, or $262 thousand, respectively, of the Company’s total trade accounts receivable.

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

Prepaid expenses and other assets: In connection with the Merger, a number of Director and Officer insurance contracts were in place, including tail policies accounted for as acquired assets in connection with the Merger. Aggregate premiums of $2.7 million are being expensed over the term of each respective policy. As of December 31, 2022 and 2021, $797 thousand and $1.0 million, respectively, has been classified in the consolidated balance sheet as non-current prepaid assets related to amounts that will be expensed more than one year after year end.

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

Long-lived assets, such as fixed assets subject to depreciation, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If circumstances require a long-lived asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset group to its carrying amount. If the carrying amount of the long-lived asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. As of December 31, 2022 and 2021 the Company determined that there were no indicators of impairment and did not recognize any fixed asset impairment use in continuing operations.

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net tangible and identified intangible assets acquired in a business combination. Goodwill is not amortized but is evaluated at least annually for impairment or when a change in facts and circumstances indicate that the fair value of the goodwill may be below the carrying value. The Company did not record Goodwill prior to the March 30, 2021 Merger. As a result of the Merger, the Company recorded $22.4 million of goodwill attributed to the vivoPharm business. As a described in Note 3, the Company classified the vivoPharm business as a held for sale asset in the fourth quarter of 2021 and concurrently evaluated the carrying value of this asset group to its estimated fair value resulting in the recording of a $20.2 million goodwill impairment charge in 2021. An additional $2.2 million goodwill impairment charge was recorded in 2022.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits and penalties in income tax expense.

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

Intangible assets: Intangible assets consist of vivoPharm’s customer relationships and tradename that were acquired in the Merger, which were being amortized using the straight-line method over the estimated useful lives of the assets of ten years. These assets were included in long-term assets of discontinuing operations as of December 31, 2021. Therefore, the Company did not record any amortization expense in 2022 for these assets. As described in Note 3, the vivoPharm business was sold in the fourth quarter of 2022, and there are no intangible assets remaining as of December 31, 2022. Amortization expense in discontinuing operations for these intangible assets aggregated $713 thousand for the year ended December 31, 2021.

Research and development: Research and development costs are expensed as incurred. Research and development costs primarily consist of personnel costs, including salaries and benefits, lab materials and supplies, and overhead allocation consisting of various support and facility related costs. Research and development costs were $6.8 million and $4.3 million for the years ended December 31, 2022 and 2021, respectively.

Advertising costs: Advertising costs are expensed as incurred. Advertising costs were $28 thousand and $34 thousand for the years ended December 31, 2022 and 2021, respectively.

Stock-based compensation: The Company recognizes all employee stock-based compensation as an expense in the consolidated statements of operations. Equity-classified awards are measured at the grant date fair value of the award. The Company estimates grant date fair value using the Black-Scholes-Merton option-pricing model and accounts for forfeitures as they occur. Excess tax benefits of awards related to stock option exercises are recognized as an income tax benefit in the consolidated statements of operations and reflected in operating activities in the consolidated statements of cash flows.

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

Note 5. Inventory

The Company’s inventory consists of the following:

	December 31, 2022	December 31, 2021
Finished goods	$-	$23
Work in process	9	138
Raw materials	44	314
Total inventory	$53	$475

Note 6. Fixed Assets

Presented in the table below are the major classes of fixed assets by category:

	December 31, 2022	December 31, 2021
Equipment	$2,962	$2,733
Furniture and fixtures	6	6
Leasehold improvements	612	251
Fixed assets, gross	3,580	2,990
Less accumulated depreciation	(2,474)	(1,970)
Fixed assets, net	$1,106	$1,020

Depreciation expense from continuing operations for the years ended December 31, 2022 and 2021 was $522 thousand and $550 thousand, respectively.

Note 7. Leases

During October 2021, the Company entered into a new $491 thousand equipment financing lease. The Company leases its laboratory, research and administrative office spaces under various operating leases. As of December 31, 2022, the Company leased facilities in Maple Grove, Minnesota and in San Diego, California under arrangements which expire in 2027. These leases require monthly rent with periodic rent increases. Under the agreements, the Company is also liable for certain insurance, property tax and common area maintenance costs. As of April 1, 2021 the Company commenced a new lease for its corporate headquarters. The Company recorded a ROU asset and operating lease obligation of $83 thousand related to this lease. In January 2022, the Company recorded a $1.2 million ROU asset and related liability upon the signing of a new 5-year lease in San Diego, California.

The components of operating and finance lease expense in continuing operations for the years ended December 31, are as follows:

	2022	2021
Operating lease cost	$441	$504
Finance lease cost:
Depreciation of ROU assets	$204	$35
Interest on lease liabilities	34	8
Total finance lease cost:	$238	$43
Variable lease costs	$-	$-
Short-term lease costs	-	-
Total lease continuing operations expense	$679	$547

Amounts reported in the consolidated balance sheet from continuing operations as of December 31, 2022 and 2021 are as follows:

	2022	2021
Operating leases:
Operating lease ROU assets, net	$1,542	$673
Operating lease current liabilities	$313	$174
Operating lease long-term liabilities	1,301	516
Total operating lease liabilities	$1,614	$690
Finance leases:
Equipment	$744	$477
Accumulated depreciation	(244)	(63)
Finance leases, net	$500	$414
Current installment obligations under finance leases	$252	$157
Long-term portion of obligations under finance leases	273	293
Total finance lease liabilities	$525	$450

Equipment subject to finance leases are classified within fixed assets, net, on the accompanying consolidated balance sheets.

Supplemental cash flow related to operating and finance leases of the Company’s continuing operations is as follows for the years ended December 31, 2022 and 2021:

	2022	2021

Cash paid amounts included in the measurement of lease liabilities from continuing operations:
Operating cash flows used for operating leases	$(265)	$(509)
Financing cash flows used for finance leases	$(191)	$(37)
Financing cash flows provided by finance leases	$266	$492

Other supplemental information related to operating and finance leases of the Company’s continuing operations is as follows as of December 31, 2022 and 2021:

	2022	2021
Weighted average remaining lease term (in years):
Operating leases	4.45	5.42
Finance leases	2.05	2.75

Weighted average discount rate:
Operating leases	8.30%	9.88%
Finance leases	6.90%	6.54%

Annual future payments of lease liabilities under noncancelable leases as of December 31, 2022 are as follows:

	Operating leases	Finance leases
2023	$433	$280
2024	423	235
2025	427	50
2026	441	-
2027	215	-
Thereafter	-	-
Total undiscounted lease payments	1,939	566
Less: imputed interest	(325)	(41)
Total lease liabilities	$1,614	$525

Note 8. Income Taxes

The components of loss before income taxes from continuing operations consist of the following.

	2022	2021

United States	$(15,807)	$(18,575)
Foreign	-	-
Total loss before income taxes	$(15,807)	$(18,575)

The Company did not record any current, deferred, or net income tax expense (benefit) from continuing operations in 2022 or 2021. Total income tax expense (benefit) from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pretax income as a result of the following for the years ended December 31:

	2022	2021
Computed “expected” tax expense	$(3,219)	$(3,901)
Deferred rate change	(132)	84
State taxes, net of federal tax effect	(822)	(752)
Non-deductible transaction costs	-	222
Non-deductible interest	2	664
R&D tax credit	238	(238)
Sale of vivoPharm business	(72)
Other, net	117	(51)
Change in valuation allowance	3,888	3,972
Income tax expense (benefit)	$-	$-

The tax effects of temporary differences from continuing operations that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below as of December 31:

	2022	2021
Deferred tax assets
Accrued liabilities	$109	$47
Capitalized R&D costs	3,233	1,931
Intangibles	107	127
Fixed assets	2	-
Stock compensation	248	160
Lease liability	478	170
Loss carryforward	20,750	18,144
Tax credit carryforward	1,085	1,406
Other temporary differences	3	4
Total gross deferred tax assets	26,015	21,989
Valuation allowance	(25,614)	(21,807)
Total deferred tax assets	$401	$182

Deferred tax liabilities
Fixed assets	$-	$(17)
Lease assets	(401)	(165)
Total gross deferred tax liabilities	$(401)	$(182)
Net deferred tax asset	$-	$-

The Company assessed that the valuation allowance against its deferred tax assets is still appropriate as of December 31, 2022 and 2021, based on the consideration of all available positive and negative evidence using the “more likely than not” standard required when accounting for income taxes.

Under the Code, certain corporate stock transactions into which the Company has entered or may enter in the future could limit the amount of the net operating loss carryforwards that can be utilized in future periods. The Company has completed a review of historical stock transactions, as well as the current stock transactions completed in conjunction with the Merger and concluded our federal net operating loss and R&D credit carryforwards are subject to limitations under Section 382 and 383 of the Internal Revenue Code. As of December 31, 2022, the Company has federal net operating loss carryforwards of $78.3 million. Of this amount, $11.9 million relate to losses originating in tax years beginning prior to January 1, 2018 and expire between 2026 and 2037. The federal net operating losses of $66.4 million generated in tax years beginning on or after December 31, 2017 do not expire.

On August 9, 2022, the Creating Helpful Incentives to Produce Semiconductors (“CHIPS”) Act was signed into law creating a new advanced manufacturing investment credit under new Internal Revenue Code section 48D. On August 16, 2022, the Inflation Reduction Act (IRA) was signed into law, which, among other changes, created a new corporate alternative minimum tax (AMT) based on adjusted financial statement income and imposes a 1% excise tax on corporate stock repurchases. The effective date of these provisions is January 1, 2023. The CHIPS Act and IRA did not have a material impact on the Company’s financial statements for the year-ended December 31, 2022.

As of December 31, 2022 and 2021, the Company had no liability for unrecognized tax benefits recorded in continued operations. The Company does not expect the liability for unrecognized tax benefits to change in the next twelve months.

The Company has elected to classify tax-related accrued interest and penalties as a component of income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As of December 31, 2022, the Company was no longer subject to income tax examinations for taxable years before 2019 in the case of U.S. federal taxing authorities, and taxable years generally before 2018 in the case of state and local taxing jurisdictions.

Note 9. Long-Term Debt

Long-term debt consists of the following:

	December 31, 2022	December 31, 2021
Economic Injury Disaster Loan	$57	$57
Total long-term debt	$57	$57

Future annual principal repayments due on the long-term debt as of December 31, 2022 are as follows:

Amount
2023	$1
2024	1
2025	1
2026	1
2027	1
Thereafter	52
Total	$57

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

2020 Convertible Notes

Effective February 8, 2021 the Company’s shareholders and 2020 Convertible Note holders approved amendments to the 2020 Convertible Notes to allow for the issuance of up to $10.0 million in 2020 Convertible Notes for cash (plus up to approximately $3.9 million of 2020 Convertible Notes in exchange for the cancellation of Series B Preferred stock) as well as modifications to the financing’s terms for any 2020 Convertible Noteholder that invested at least $3.0 million of cash since May 4, 2020 in the offering (a “Major Investor”). As of March 12, 2021, the Company completed the $10.0 million 2020 Convertible Note offering. The Company raised approximately $5.0 million from the sale of 2020 Convertible Notes from January 1, 2021 through March 12, 2021 of which approximately $3.9 million were to related parties, including former StemoniX Board members as well as a more than 5% owner of Series B Preferred stock. For any Major Investor, the modified terms provide for a fixed conversion discount on the 2020 Convertible Notes of 20% and a common stock warrant equal to 20% of the amount invested in all 2020 Convertible Notes by such Major Investor divided by the weighted average share price of the Common Stock over the five trading days prior to the closing of the Merger. One 2020 Convertible Note holder that had previously invested $1.25 million in the offering invested an additional $3.0 million on February 23, 2021 and upon the Merger received a warrant to purchase 28,778 shares of the Company’s common stock at an exercise price of $29.5295 per share (the “Major Investor Warrant”). At the time of the Merger, the outstanding principal of the 2020 Convertible Notes of approximately $12.7 million plus accrued interest of $468 thousand were exchanged for 667,788 shares of the Company’s common stock. In connection with this exchange, the Company recorded a debt extinguishment loss of $2.5 million in the first quarter of 2021. The weighted average interest rate on the 2020 notes during the year ended December 31, 2021 was 18.22%.

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

Economic Injury Disaster Loan

In 2020 the Company received a $57 thousand Economic Injury Disaster Loan (“EIDL”) loan from the Small Business Administration in connection with the COVID-19 impact on the Company’s business. This loan bears interest at 3.75% and is repayable in monthly installments starting in June 2022 with a final balance due on June 21, 2050.

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

Lincoln Park Capital Fund, LLC Agreement

On March 28, 2022, the Company entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which, subject to the terms and conditions, provides that the Company has the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $15.0 million of its common shares. Under the Purchase Agreement, the Company agreed to issue a commitment fee of 81,190 common shares as consideration for Lincoln Park entering into the Purchase Agreement.

At The Market Financing

On April 8, 2022, the Company entered into an Equity Distribution Agreement with Canaccord Genuity LLC (the “Canaccord”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $20,000,000, depending on market demand, with Canaccord acting as an agent for sales. As of December 31, 2022, the Company had issued 41,162 shares of common stock under the Sales Agreement with the Canaccord.

As further described in Note 17, on March 23, 2023, the Company terminated the arrangements with both Lincoln Park and Canaccord.

For the year ended December 31, 2022, the Company incurred $250 thousand of issuance costs related to Lincoln Park and Canaccord Genuity LLC ATM arrangements which were recorded in the Condensed Consolidated Statements of Stockholders’ Equity.

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

Effective with the Merger, all Series A, B and C Preferred shares were converted to StemoniX common stock which were exchanged for Vyant Bio common stock. As of December 31, 2022, the Company is authorized to issue 9.8 million shares of Preferred stock of which none were outstanding.

Warrants

Common Stock Warrant

The Company issued the Major Investor Warrant on February 23, 2021. Effective with the Merger, the Major Investor Warrant was exchanged for a warrant to purchase 28,778 shares of the Company’s common stock at an exercise price of $29.5295. Prior to this exchange, the Major Investor Warrant was classified as a liability and the Company recognized a $214 thousand gain in the first quarter of 2021 related to fair value adjustments. The fair value of the Major Investor Warrant was $421 thousand at the time of the Merger and reclassified to additional paid in capital.

In connection with the Merger, the Company assumed 431,537 common stock warrants issued in prior financings of which 426,361 remain outstanding as of December 31, 2022. A summary of all common stock warrants outstanding as of December 31, 2022 is as follows:

Issuance Related to:	Exercise Price	Outstanding Warrants	Expiration Dates
2020 Convertible Note	$29.55	28,778	Feb 23, 2026
2021 offerings	$17.50	324,828	Feb 10, 2026 - Aug 3, 2026
Advisory fees	$12.10 - 37.95	98,578	Jan 9, 2024 - Oct 28, 2025
Debt	$138.00	2,955	Mar 22, 2024
Total		455,139

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

In the fourth quarter of 2021, the Company classified the vivoPharm business as discontinuing operations and applied held for sale accounting. The Company valued the vivoPharm business as of December 31, 2021 equally weighting public company revenue multiples as of December 31, 2021 and comparable transaction revenue multiples, which are classified as Level 3 measurements within the fair value hierarchy. The Company updated the valuation of the vivoPharm business during the quarter ending March 31, 2022 based on equally weighting public company revenue multiples and comparable transaction revenue multiples, which resulted in a $4.5 million decrease to the fair value of vivoPharm in the first quarter of 2022. The Company recognized an impairment charge of $4.3 million during the quarter ended March 31, 2022, which decreased vivoPharm’s net carrying value, net of estimated disposal costs from $9.2 million as of December 31, 2021 to $4.9 million. During the second quarter of 2022, the Company received two offers for mutually exclusive components of the vivoPharm business and assessed the carrying value of each asset group using the estimated net sales proceeds based on these offers. As a result, the Company recorded a net impairment charge of $1.5 million during the second quarter of 2022. The Company recorded an impairment recovery of $388 thousand during the third quarter of 2022 based upon September 30, 2022 vivoPharm net assets. As described in Note 3, the Company completed the sales of vivoPharm’s operating subsidiaries in the fourth quarter of 2022 resulting in a loss upon sale of $106 thousand.

The following tables present changes in fair value of level 3 valued instruments as of and for the years ended December 31, 2022 and 2021:

vivoPharm Business
Balance - January 1, 2022	$11,000
Additions	-
Measurement adjustments	(5,528)
Sale of vivoPharm businesses	(5,472)
Balance - December 31, 2022	$-

The following tables present changes in fair value of level 3 valued instruments for the year ended December 31, 2021:

	2020 Convertible Note	Warrant	Embedded Derivative	vivoPharm Business
Balance - January 1, 2021	$-	$-	$1,690	$-
Additions	3,746	635	325	11,000
Measurement adjustments	4	(214)	250	-
Settlement	(3,750)	(421)	(2,265)	-
Balance - December 31, 2021	$-	$-	$-	$11,000

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

Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted loss per share calculations for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
Net loss from continuing operations	$(15,807)	$(18,575)
Net loss from discontinuing operations	(6,883)	(22,284)
Net loss	$(22,690)	$(40,859)
Basic and diluted weighted average shares outstanding	5,868,402	4,522,889
Basic and diluted net loss per share:
Continuing operations	$(2.69)	$(4.11)
Discontinuing operations	(1.18)	(4.92)
Net loss	$(3.87)	$(9.03)

The following securities were not included in the computation of diluted shares outstanding for the years ended December 31, 2022 and 2021 because the effect would be anti-dilutive:

	December 31,
	2022	2021
Common Stock warrants	455,139	459,382
Common Stock options	428,301	464,019
Restricted stock	77,104	-
Total	960,544	923,401

Note 13. Stock-Based Compensation

The Company has three legacy equity incentive plans: the Cancer Genetics, Inc. 2008 Stock Option Plan (the “2008 Plan”) and the Cancer Genetics Inc. 2011 Equity Incentive Plan (the “2011 Plan”), and the StemoniX Inc. 2015 Stock Option Plan (the “2015 Plan”, and together with the 2008 Plan, and the 2011 Plan, the “Frozen Stock Option Plans”). The Frozen Stock Option Plans as well as the 2021 Plan (as defined below) are meant to provide additional incentive to officers, employees and consultants to remain in the Company’s employment. Options granted are generally exercisable for up to 10 years. Effective with the Merger, the Company is no longer able to issue options from the Frozen Stock Option Plans. The number of common stock options issued under the 2015 plan were adjusted for the Merger exchange ratio resulting in an incremental 38,376 options outstanding.

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

As of December 31, 2022, there were 533,495 additional shares available for the Company to grant under the 2021 Plan. The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The assumptions for stock option grants during the years ended December 31, 2022 and 2021 are provided in the following table.

	2022	2021
Valuation assumptions
Expected dividend yield	0.0%	0.0%
Expected volatility	56.3% - 70.72%	69.5%-123%
Expected term (years) – simplified method	3.0 – 6.1	5.5 – 6.1
Risk-free interest rate	1.74% – 3.20%	0.95% – 1.39%

Stock option activity during years ended December 31, 2022 and 2021 is as follows:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term
Balance as of January 1, 2021	151,147	$9.10	8.7
Granted	307,988	21.05
StemoniX options exchanged for Vyant Bio options	(136,276)	9.20
Vyant Bio options issued to StemoniX option holders	174,652	7.20
Options assumed in Merger	11,168	229.75
Exercised	(7,419)	6.05
Forfeited	(34,462)	18.45
Expired	(2,777)	9.60
Balance as of December 31, 2021	464,021	$20.95	8.6
Exercisable as of December 31, 2021	127,119	$27.90	7.1

Balance as of January 1, 2022	464,021	$20.95	8.6
Granted	148,855	5.02
Exercised	(1,034)	4.80
Forfeited	(141,306)	17.64
Expired	(42,235)	36.33
Balance as of December 31, 2022	428,301	$14.97	7.5
Exercisable as of December 31, 2022	232,175	$18.18	6.4

The weighted average grant-date fair value of options granted during the years ended December 31, 2022 and 2021 were $10.23 and $17.55, respectively.

The Company recognized stock-based compensation in continuing operations related to different instruments for the years ended December 31, as follows:

	December 31,
	2022	2021
Stock options	$782	$973
Shares issued for services	404	30
Total	$1,186	$1,003

As of December 31, 2022, there was $1.6 million of total unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.2 years.

Note 14. Segment Information and Risk Concentration

The Company reports segment information based on how the Company’s chief operating decision maker (“CODM”) regularly reviews operating results, allocates resources and makes decisions regarding business operations. For segment reporting purposes, the Company’s business structure is comprised of one operating and reportable segment.

During both years ended December 31, 2022 and 2021, four customers and three customers accounted for approximately 77% and 47%, respectively, of the consolidated revenue from continuing operations.

During years ended December 31, 2022 and 2021, approximately 47% and 21%, respectively, of the Company’s consolidated revenue from continuing operations was earned outside of the U.S.

Customers representing 10% or more of the Company’s total revenue from continuing operations for years ended December 31, 2022 and 2021, are presented in the table below:

	December 31,
	2022	2021
Customer A	42%	18%
Customer B	10%	9%
Customer C	4%	11%
Customer D	15%	1%
Customer E	10%	6%
Customer F	N/A	19%

Note 15. Related Party Transactions

In 2020, the Company raised approximately $1.5 million from the sale of 2020 Convertible Notes in 2020 from related parties, including former StemoniX Board members as well as one shareholder who owned more than 5% of Series B Preferred stock. The Company raised approximately $3.9 million from the sale of 2020 Convertible Notes from January 1, 2021 through March 12, 2021 from related parties, including former StemoniX Board members as well as one shareholder who owned more than 5% of Series B Preferred stock. This Series B preferred stock shareholder was also a Major Investor and received the Major Investor Warrant on February 23, 2021. Effective with the Merger, the Major Investor Warrant was exchanged for a warrant to purchase 28,778 shares of the Company’s common stock at an exercise price of $29.5295 per share.

During the fourth quarter of 2021, the Company paid a third-party collaboration partner $89 thousand as a reimbursement of third-party costs incurred by the collaborator in connection with the collaboration arrangement. In September 2021, an executive’s family member became an employee of this collaborator. Separately, in the fourth quarter of 2021, the Company entered into a $60 thousand consulting agreement with this third-party collaborator. During the first quarter of 2022, the Company paid the third-party collaboration partner $39 thousand as a reimbursement of third-party costs incurred by the collaborator in connection with the collaboration arrangement. The arrangements with this third-party collaborator had arms-length terms.

As disclosed in Note 3, the Company sold RDDT a vivoPharm Company Pty Ltd and vivoPharm Europe Ltd to Sabine Brandt as trustee for the Brandt Family Trust. Mrs. Brandt is a former Company employee and is married to a former officer of the Company.

Note 16. Contingencies and Commitments

We are not currently subject to any material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Australian Adult Clinical Trial: The Company’s Australian subsidiary, vivoPharm Pty Ltd, entered into a master services agreement and related statement of work with an Australian contract research organization in November 2022 to support the Company’s adult Rett Syndrome clinical trial. The statement of work aggregates approximately 3.9 million Australian dollars and can be cancelled with 60 days’ notice. This clinical trial was suspended in January 2023 as the Company evaluates its strategic alternatives.

Note 17. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through March 31, 2023, the date at which the financial statements were available to be issued as follows:

Continuing Operations

On January 4, 2023, the Company announced that it had engaged LifeSci Capital as its financial advisor to assist in exploring a range of strategic alternatives focused on enhancing shareholder value. There can be no assurance that this review process will result in any changes to the Company’s current business plans or lead to any specific action or transaction.

The Company’s Board of Directors (the “Board”) approved a plan on January 31, 2023 to preserve the Company’s cash to be able to continue to pursue a satisfactory strategic alternative for the purpose of maximizing the value of the Company’s business while also having sufficient cash to adequately fund an orderly wind down of the Company’s operations (the “Cash Preservation Plan”) in the event it is unable to secure a satisfactory strategic alternative. As part of the Cash Preservation Plan, the Company implemented a reduction in force which included the Company’s former President and Chief Executive Officer, and Chief Scientific Officer. The Company will record a charge of $954K thousand in 2023 related to termination benefits which will be paid in 2023 for these employees.

On March 9, 2023, the Company terminated its January 2022, San Diego office and laboratory lease agreement. The effective date of the termination is March 31, 2023. The landlord is retaining approximately $45 thousand as an early termination fee. This lease termination will result in a $1.2 million reduction in future operating lease payments.

On March 7, 2023, the Company sold its equipment in its San Diego laboratory to a third party and received $200,000 in consideration for such sale.

On March 24, 2023 the Company terminated its (a) Equity Distribution Agreement, dated April 8, 2022, by and between the Company and Canaccord Genuity LLC, regarding the issue and sale, from time to time, of shares of the Company’s common stock for an aggregate offering price of up to $20,000,000, and (b) Purchase Agreement, dated March 28, 2022, by and between the Company and Lincoln Park Capital Fund, LLC, regarding the issue and sale, from time to time, of shares of the Company’s common stock for an aggregate offering price of up to $15,000,000.

Further, on March 24, 2023, the Company filed post-effective amendments to certain of its registration statements previously filed with the SEC, including post-effective amendments to each of: (i) Registration Statement Nos. 333-249513, 333-252628, 333-239497, and 333-218229 on Form S-3; (ii) Registration Statement Nos. 333-191520, 333-191521, 333-196198, 333-205903, 333-256225 and 333-214599 on Form S-8; and (ii) Registration Statement No. 333-215284 and 333-264595 on Form S-1 (such post-effective amendments, collectively the “Post-Effective Amendments” and such registration statements, collectively the “Registration Statements”). In accordance with undertakings made by the Company in each of the Registration Statements to remove from registration, by means of a post-effective amendment, any and all securities of the Company that were registered for issuance that remain unsold at the termination of the offerings, the Company removed from registration any and all securities of the Company registered but unsold under each of the Registration Statements. As a result of this deregistration, no securities remain registered for sale pursuant to the Registration Statements.

On March 29, 2023, the Company entered into a commitment to renew certain expiring insurance policies for a premium of $1.7 million.

Discontinuing Operations

To complete the disposition of the Company’s former vivoPharm business and to resolve certain issues that had arisen with the Buyer, on March 13, 2023, the Company sold vivoPharm to the Buyer for a nominal sum. As part of the sale of vivoPharm to Buyer, the Company provided that vivoPharm had cash of at least $200 thousand and the Company assumed certain specific vivoPharm liabilities, principally liabilities directly associated with the proposed Phase 2 Donepezil clinical trial in Australia (which the Company has placed on hold as it evaluates its strategic alternatives) and certain vivoPharm tax liabilities through the transaction’s closing. The transaction was consummated effective March 13, 2023.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our chief executive officer a concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (COSO). Based on its assessment, management believes that, as of December 31, 2022, our internal control over financial reporting is effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Other than changes related to the remediation activities discussed below, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Prior Material Weakness in Internal Control over Financial Reporting

As previously reported in our Form 10-K for the year ended December 31, 2021, a material weakness in the Company’s internal control over financial reporting was reported because the Company did not have appropriate controls to forecast revenue and cash flows to support the carrying value of intangible assets. After the Merger, the Company implemented the following enhancements to internal controls to address this material weakness:

●	Hired a new CFO with significant experience in internal controls, US GAAP and financial forecasting;
●	Established a financial planning and analysis function to analyze, forecast and report on the Company’s operations;
●	Developed a financial model to forecast vivoPharm revenue based on inputs from management; and
●	Redesigned our process and controls around valuation of the vivoPharm business to include the development, critical evaluation and review of underlying assumptions and resulting valuations derived from a third-party valuation firm and third-party offers to acquire the vivoPharm business.

Management has concluded that the actions taken to strengthen the design of our internal controls over financial reporting and the operational effectiveness of these enhanced controls for a sufficient period of time during 2022, remediated the identified material weakness as of December 31, 2022.

Item 9B.	Other Information.

Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth certain information about the current directors of the Company. Directors are elected to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

Directors	Age	Year First Became Director
John Fletcher (Board Chair)	77	2021
Geoffrey Harris	60	2014
Joanna Horobin	68	2021
Howard McLeod	56	2014
Paul Hansen	60	2021
John A. Roberts	64	2021
Yung-Ping Yeh	47	2021

Set forth below are brief biographical descriptions of the non-employees currently serving as the Company’s directors, based on information furnished to the Company by such individuals.

John Fletcher

Mr. Fletcher is chair of the Company’s Board since the merger (the “Merger”) between the Company and StemoniX, Inc. (“StemoniX”), which closed on March 30, 2021, and brings to the board more than 30 years of strategy and financing experience across the pharmaceutical and healthcare industry. Mr. Fletcher also services on the Company’s Audit, and Nominating and Corporate Committees of the Board of Directors. In 1983, Mr. Fletcher founded Fletcher Spaght, Inc., a consulting firm that provides growth-focused strategy assistance to client companies, and since its founding served as its Managing Partner from 1983-2021 when he became Managing Partner Emeritus. Since 2001, Mr. Fletcher has also served as the Managing Partner of Fletcher Spaght Ventures, a venture capital fund. Mr. Fletcher’s current and past board experience includes both public and private companies. Mr. Fletcher currently serves as the board chairman of publicly-held Koru Medical and Clearpoint Neuro, Inc., as well as privately-held Metabolon. Mr. Fletcher serves on the Board of Directors of publicly-held OptiNose AS. Mr. Fletcher previously served on the boards of The Spectranetics Corporation, Autoimmune, Inc., Axcelis Technologies, Inc., Fischer Imaging Corp., Panacos Pharmaceuticals Inc. and NMT Medical Inc., all of which are public companies, and on the board of GlycoFi, Inc., a private company. In addition, Mr. Fletcher has served on the boards of many academic and non-profit institutions. Mr. Fletcher worked on the $2 billion acquisition of Spectranetics by Koninklijke Philips N.V. (Royal Philips) and the $400 million acquisition of GlycoFi by Merck & Co., Inc., and received the National Association of Corporate Directors (NACD) Director of the Year Award in 2018 specifically for his work at Spectranetics. He is Chairman Emeritus of the Corporate Collaboration Council at the Thayer School of Engineering/Tuck School of Business at Dartmouth College and serves on the Board of Advisors of Beth Israel Deaconess Medical Center and the Whitehead Institute at MIT. Mr. Fletcher is a graduate of Southern Illinois University (MBA), Central Michigan University (Master’s Degree in International Finance), and George Washington University (BA) and was an instructor in International Business and a PhD candidate at the Wharton School of Business. He served as a Captain and jet pilot in the United States Air Force. Mr. Fletcher provides our Board with leadership experience in the biotech and pharmaceutical industries, in growth strategy and in early stage investing and his service on boards of public companies.

Geoffrey Harris

Geoffrey Harris is the chairman of the Company’s Audit Committee and is a managing partner of c7 Advisors (a money management and healthcare advisory firm) since April 2014. From 2011 to 2014 he served as a managing director and co-head of the healthcare investment banking group at Cantor Fitzgerald, and from 2009-2011, he held a similar position at Gleacher & Company. Mr. Harris is also currently on the board of directors of Telemynd, Inc. (formerly known as MYnd Analytics), a telemedicine company focused on improving mental health care; connectRN, a privately held nurse workforce management company; Inseer, a privately held workplace safety company; and OPCM, a privately-held company focused on opioid addiction. Mr. Harris graduated from MIT’s Sloan School of Management with an MS in Finance Management. Mr. Harris provides our Board with experience and leadership in healthcare advisory and policy research positions and decades in the finance industry.

Joanna Horobin

Dr. Horobin serves as the Chair of the Company’s Compensation Committee of the Board of Directors and also serves on its Nominating and Corporate Governance Committee. Dr. Horobin served as the Senior Vice President and Chief Medical Officer of Idera Pharmaceuticals, Inc., a publicly traded clinical-stage biopharmaceutical company focused on the clinical development, and ultimately the commercialization, of drug candidates for both oncology and rare disease indications, from November 2015 until July 2019. Previously, Dr. Horobin served as the Chief Medical Officer of Verastem, Inc., a publicly traded biopharmaceutical company focused on developing and commercializing medicines to improve the survival and quality of life of cancer patients, from September 2012 to July 2015. Dr. Horobin currently serves as a member of the board of directors of Kynera Therapeutics Inc., a publicly-traded biopharmaceutical company, non-executive director of Nordic Nanovector ASA (publicly traded on the Oslo Stock Exchange), a member of the board of directors of Liquidia Corporation, a publicly traded biotechnology company, and chair of the board of directors of iOnctura SA. Dr. Horobin received her medical degree from the University of Manchester, England. Dr. Horobin provides our Board with an accomplished drug developer and biotech leader with over 35 years of experience in the pharmaceutical and biotech sector, having held multiple chief executive-level roles in biotech companies.

Howard McLeod, Pharm.D.

Dr. McLeod serves as the Chair of the Company’s Nominating and Corporate Governance Committee of the Board of Directors. Dr. McLeod is a member of the Company’s Board and is the Executive Clinical Director for Precision Health at Intermountain Healthcare. Most recently he was Medical Director, Precision Medicine for the Geriatric Oncology Consortium and a Professor at the University of South Florida Taneja College of Pharmacy. Previously he was Chair of the Department of Individualized Cancer Management and Medical Director of the DeBartolo Family Personalized Medicine Institute at the Moffitt Cancer Center and previously a Senior Member of the Moffitt Cancer Center’s Division of Population Sciences. He also chaired the Department of Individualized Cancer Management at Moffitt. He joined Moffitt Cancer Center in September 2013. Prior to joining the Moffitt Cancer Center, Dr. McLeod was a Founding Director of the University of North Carolina Institute for Pharmacogenomics and Individualized Therapy since 2006. Dr. McLeod also held the prestigious title of Fred Eshelman Distinguished Professor at the UNC Eshelman School of Pharmacy from 2006 to 2013. Dr. McLeod has published over 580 peer-reviewed papers on pharmacogenomics, applied therapeutics and clinical pharmacology. He had served as Chief Scientific Advisor and a member of the board of directors of Gentris Corporation before its acquisition by Cancer Genetics (CGIX) in July 2014. Dr. McLeod provides our Board with over 30 years of experience in translational medicine, including his leading research in pharmacogenomics and moving innovative research into practical application across the clinical spectrum.

Paul Hansen

Mr. Hansen serves on the Company’s Audit Committee of the Board of Directors. Mr. Hansen became a Board member upon the close of the Merger and was member of the Board of Directors of StemoniX since 2015. Since 2014, Mr. Hansen has served as a Senior Fellow with the University of Minnesota’s Technological Leadership Institute. Mr. Hansen is a founder and, since 2016, has been President of Minnepura Technologies, SBC. From 1999 to 2014, Mr. Hansen held senior executive positions at 3M Company, including President and CEO of 3M Mexico. Mr. Hansen holds a BA in Chemistry and Economics from St. Olaf College and an MBA in Marketing Management from the Carlson School of Management at the University of Minnesota. Mr. Hansen provides our Board with global business and leadership experience.

John A. Roberts

On January 31, 2023, Mr. Roberts agreed in principle to step down as President and Chief Executive Officer effective as of February 3, 2023. On April 30, 2018, Mr. Roberts was appointed as the Company’s Chief Executive Officer and President. Prior to that, Mr. Roberts had been the Company’s interim Chief Executive Officer since February 2, 2018. Mr. Roberts had previously served as the Company’s Chief Operating Officer since July 11, 2016. Prior to joining us, from August 1, 2015 to June 30, 2016, Mr. Roberts served as the Chief Financial Officer for VirMedica, Inc., an innovative technology solutions company that provides an end-to-end platform that enables specialty drug manufacturers and pharmacies to optimize product commercialization and management. Prior to VirMedica, from August 1, 2011 to July 31, 2015, Mr. Roberts was the Chief Financial and Administrative Officer for AdvantEdge Healthcare Solutions, a global healthcare analytics and services organization. Prior to that, Mr. Roberts was the Chief Financial Officer and Treasurer for InfoLogix, Inc., a publicly-traded healthcare-centric mobile software and solutions provider. He has also held CFO roles at leading public medical device and healthcare services firms including Clarient, Inc., a publicly-traded provider of diagnostic laboratory services and Daou Systems, Inc., a publicly-traded healthcare IT software development and services firm. In addition, he has held key senior executive roles with MEDecision, Inc., HealthOnline, Inc. and the Center for Health Information. Mr. Roberts earned a Bachelor of Science and a Master’s degree in Business Administration from the University of Maine. He is a member of the Board of Directors and Immediate Past Chair for the Drug Information Association, a global neutral forum enabling drug developers and regulators access to education and collaboration. Mr. Roberts also serves on the Board of Directors of Cohere-Med Inc., a clinical analytics company, from February 2020 to present. Mr. Robert provides our Board with finance, business and leadership experience.

Yung-Ping Yeh

Yung-Ping Yeh, MS, MBA, PgMP, PMP co-founded StemoniX in April 2014 and, and served as its Chief Executive Officer and a Board Member. Upon the Merger, Mr. Yeh served as the Company’s Chief Innovation Officer through February 11, 2022, at which time he stepped down and was deemed terminated as of that date by the Company without cause. Prior to co-founding StemoniX, Mr. Yeh commercialized multiple technologies to the tech industry. Highlights include serving as team lead for the first solid state drive product for Seagate Technology, leading the global partnership between Samsung and Seagate to create new flash technology and program managing the operating system software development for Dell enterprise storage systems. Mr. Yeh has successfully led through a multi-disciplinary approach for the last two decades of his career. Mr. Yeh holds a bachelor of science and master’s degree in mechanical engineering (nanotechnology) from University of California, San Diego, and a master’s degree in business administration from University of Minnesota’s Carlson School of Management. He currently serves as CEO and Board Director of Vocxi Health and on the boards of Oncodea and LifeBridge, all oncology related companies. He has attained professional certifications in program and project management from the Project Management Institute and Mergers and Acquisitions from Northwestern’s Kellogg School of Management. Mr. Yeh serves on the UC San Diego Alumni Board of Directors. Mr. Yeh provides our Board with leadership experience and deep knowledge of the StemoniX business.

Executive Officers

The following table sets forth certain information about the current executive officer of the Company:

Executive Officers	Age	Position and Office
Andrew D. C. LaFrence	60	President and Chief Executive Officer and Chief Financial Officer

Set forth below is a brief biographical description of the individual currently serving as the Company’s executive officer, based on information furnished to the Company by such individual.

Andrew D. C. LaFrence, CPA

Mr. LaFrence became the Company’s Chief Financial Officer upon the close of the Merger. Effective February 3, 2023 the Company’s Board of Directors also appointed Mr. LaFrence as President and Chief Executive Officer. Previously, he served as StemoniX’s Chief Financial Officer since August 2019 and in March 2020, he was also appointed as its Chief Operating Officer. Mr. LaFrence has 39 years of accounting and finance experience, including executive management positions at public and private life sciences companies. Previously, he was Senior Vice President and Chief Financial Officer of Biothera Pharmaceuticals, Inc. from May 2018 to August 2019, as well as Vice President Finance, Information Systems and Chief Financial Officer at Surmodics, Inc. (NASDAQ: SRDX) for five years. Prior to Surmodics, Mr. LaFrence served as Chief Financial Officer for CNS Therapeutics, a venture-backed intrathecal drug company. He was an audit partner at KPMG LLP where he focused on supporting venture-backed, high-growth medical technology, pharmaceutical, biotech and clean tech private and public companies. Mr. LaFrence is a certified public accountant and has a bachelor’s degree in accounting and a minor in business administration from Illinois State University. Mr. LaFrence currently serves on the Board of Directors and Audit Committee Chair of InSitu Biologics, Inc., a nonopioid drug company, and American National Bank, an upper Midwest community bank and is the Board Chair at the University Enterprise Lab, St. Paul, MN, a life science incubator.

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

Based solely upon the Company’s review of copies of Forms 3, 4 and 5 furnished to the Company, the Company believes that all of its directors, executive officers and any other applicable stockholders timely filed all reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2022, except for a Form 4 for Paul R. Hansen that was due on November 11, 2021 that was filed on February 27, 2023.

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

Summary Compensation Table

The following table shows the compensation awarded to or earned by each person serving as the Company’s principal executive officer during fiscal year 2022, the Company’s two most highly compensated executive officers who were serving as executive officers as of December 31, 2022 and up to two additional individuals for whom disclosure would have been provided but for the fact that such individuals were not serving as an executive officer as of December 31, 2022. The persons listed in the following table are referred to herein as the “named executive officers.”

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($) (1)	Option Awards($) (1)	All Other Compensation($)		Total ($)
John A. Roberts	2022	$450,000		$-		$-	$52,500	$ 11,447	(3)	$513,947
Former Chief Executive Officer and President	2021	$422,692	(2)	$175,000		$-	$993,972	$-		$1,591,664
Ralf Brandt (12)	2022	$365,516		$100,000	(11)	$-	$-	$38,148	(4)	$503,664
Former President, Discovery & Early Development Services	2021	$353,335		$50,000		$-	$397,589	$42,148	(4)	$843,072
Andrew D. C. LaFrence	2022	$325,000		$70,200		$-	$55,964	$12,200	(3)	$463,264
President and Chief Executive Officer and Chief Financial Officer (5)	2021	$244,212	(6)	$-		$-	$397,589	$32,000	(10)	$673,801
Robert Fremeau	2022	$325,000		$70,200		$-	$26,250	$7,042	(3)	$428,492
Chief Scientific Officer (7)	2021	$55,167	(8)	$-		$-	$397,615	$1,000	(9)	$453,782

(1) Represents the aggregate grant date fair value for grants made in 2022 and 2021 computed in accordance with FASB ASC Topic 718. This calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that the executive will perform the requisite service for the award to vest in full. The assumptions used in valuing options are described in Note 13 to the Company’s financial statements included in this Annual Report on Form 10-K.

(2) Represents Mr. Robert’s gross salary of $350,000 through March 31, 2021 and effective with the close of the Merger, $450,000 thereafter. Effective February 3, 2023 Mr. Roberts employment with the Company was terminated.

(3) Represents 401(k) plan company match.

(4) Consists of a monthly housing allowance.

(5) Mr. LaFrence’s employment with the Company commenced on March 30, 2021, upon the close of the Merger. Effective February 3, 2023, Mr. LaFrence was also appointed President and Chief Executive Officer.

(6) Represents Mr. LaFrence’s $325,000 salary pro-rated after the close of the Merger.

(7) Dr. Fremeau’s employment with the Company commenced on October 25, 2021. Effective February 3, 2023 Dr. Fremeau’s employment with the Company was terminated.

(8) Represents Dr. Fremeau’s $325,000 salary prorated after his commencement of employment on October 25, 2021.

(9) Represents a stipend for healthcare insurance.

(10) Represents payment of pre-Merger deferred compensation to Mr. LaFrence after the close of the Merger.

(11) Represents bonus to Dr. Brandt for the sale of vivoPharm LLC and vivoPharm RDDT.

(12) Dr. Brandt’s employment was terminated on December 31, 2022.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

The material terms of each named executive officer’s employment agreement or arrangement are described below.

John A. Roberts

On March 30, 2021, the Company entered into an amendment (the “Roberts Amendment”) with John A. Roberts to the employment agreement between the Company and Mr. Roberts dated June 27, 2016 (the “Roberts Agreement”). Effective February 3, 2023 Mr. Roberts stepped down as President and Chief Executive Officer and the Roberts Agreement was deemed terminated as of such date without cause. In connection with his separation, Mr. Roberts entered into a separation agreement with the Company effective January 31, 2023, confirming his severance benefits as set forth in the Roberts Agreement as amended by the Roberts Amendment. Pursuant to the Roberts Amendment, (a) Mr. Roberts’ salary was increased to $450,000 from the current $350,000; (b) he became eligible for an annual cash bonus of up to 50% of base salary (increased from 35%); (c) he became entitled to a lump sum payment equal to twelve months of his then base salary plus an amount equal to the prior year bonus, and all unvested stock options held by Mr. Roberts vesting in full, in the event his employment is terminated for any reason within twelve months following a change of control; and (d) he became entitled to monthly payments equal to his base salary immediately prior to such termination for a period of twelve months (increased from 6 months) in the event his employment is terminated without “cause” or Mr. Roberts resigns for “good reason” not in connection with a “change of control” (each as defined in the Roberts Agreement). Further, the Roberts Agreement provides for (a) monthly payment equal to his base salary immediately prior to such termination for a period of twelve months in the event his employment is terminated due to illness, injury or disability or (b) a lump sum payment equal to twelve months of his then base salary plus an amount equal to the prior year bonus in the event his employment is terminated for any reason within twelve months following a change of control. The Roberts Agreement further provides that Mr. Roberts will not engage in competitive activity for a period of twelve months following termination of employment.

Ralf Brandt

The Company entered into an employment agreement with Dr. Brandt effective as of August 15, 2017 (“Brandt Agreement”). Dr. Brandt was the President of Discovery & Early Development Services of the Company which included the Company’s Hershey, Pennsylvania based subsidiary, vivoPharm, LLC, which was sold by the Company to Reaction Biology Corporation on November 2, 2022. On November 29, 2022, the Company terminated the Brandt Agreement effective December 31, 2022. Dr. Brandt entered into a separation agreement with the Company effective December 31, 2022, confirming his severance benefits as set forth in the Brandt Agreement. The Brandt Agreement provides for, among other things, the following post-termination benefits: (a) any bonus earned under any performance bonus plan then in effect, pro rata for his period of actual employment during the year, payable at the regular bonus payment time but only if other employees are then paid their bonus amounts, (b) a lump sum payment equal to his base salary immediately prior to such termination for the greater of six months or the remainder of his initial two-year employment period in the event his employment is terminated for any reason within twelve months following a “change of control”, and (c) such other benefits that Dr. Brandt is entitled to upon his termination as provided for in the Brandt Agreement. The Brandt Agreement further provides that Dr. Brandt will not engage in competitive activity for a period lasting the greater of six months or the remainder of his initial two-year employment period.

Robert Fremeau

The Company has entered into an Employment Agreement with Dr. Fremeau (the “Fremeau Agreement”) on October 25, 2021 setting forth his employment as Chief Scientific Officer. Effective February 3, 2023, Dr. Fremeau stepped down as Chief Scientific Officer and the Fremeau Agreement was deemed terminated as of February 3, 2023 by the Company without cause. In connection with his separation, Dr. Fremeau entered into a separation agreement with the Company effective January 31, 2023, confirming his severance benefits as set forth in the Fremeau Agreement. Pursuant to the Fremeau Agreement, Dr. Fremeau is entitled to: (i) an annual base salary of $325,000, or such greater amount as may be determined by the board of directors of the post-merger company from time to time; (ii) eligibility for an annual cash bonus of up to 40% of base salary; and (iii) the following post-termination benefits: (a) payment of all base compensation and bonuses earned and unpaid through the date of termination, (b) payment for all accrued but unused paid time off, (c) payment for any performance bonus plan, then in effect, pro rata for his period of actual employment during the year, payable at a commensurate time as other employees are paid their bonus amounts, (d) in the event of Dr. Fremeau’s employment is terminated due to his death, monthly payments to his estate equal to his base salary immediately prior to such termination for a period of 90 days, (e) in the event Dr. Fremeau’s employment is terminated due to illness, injury or disability, monthly payments equal to his base salary immediately prior to such termination for a period of six months, (f) monthly payments equal to his base salary immediately prior to termination for a period of nine months in the event his employment is terminated without “cause” or Dr. Fremeau resigns for “good reason” not in connection with a “change of control”, plus the greater of the actual prior-year and current-year target bonus times the number of days from the beginning of the current fiscal year through the termination date divided by 365 days, (g) a lump sum payment equal to twelve months of his then base salary plus an amount equal to the prior year bonus, and all unvested stock options held by Dr. Fremeau shall vest in full, in the event his employment is terminated for any reason within twelve months following a change of control, and (h) continuation of medical/dental, disability and life benefits for a period of 12 months following termination of employment pursuant to certain events, subject to Dr. Fremeau’s execution of a release of claims, and except to the extent Dr. Fremeau receives comparable benefits from a new employer within 12 months following termination of employment in which case such benefits shall end upon his enrollment in the new employers plans). The Fremeau Agreement provides that Dr. Fremeau is subject to customary non-competition and non-solicitation of employees and customers covenants for twelve months following termination of employment.

Andrew D. C. LaFrence

The Company has entered into an Employment Agreement with Mr. LaFrence (the “LaFrence Agreement”) on March 30, 2021 setting forth his employment as Chief Financial Officer. Pursuant to the LaFrence Amendment, Mr. LaFrence: (i) salary was increased to $350,000 from the current $325,000; (ii) eligibility for a cash bonus of $50,000 upon the filing of the Company’s 2022 Form 10-K; and $25,000 upon the sale of the Company or winding down of operations (iii) the following post-termination benefits: (a) payment of all base compensation and bonuses earned and unpaid through the date of termination, (b) payment for all accrued but unused paid time off, (c) payment for any performance bonus plan, then in effect, pro rata for his period of actual employment during the year, payable at a commensurate time as other employees are paid their bonus amounts, (d) in the event of Mr. LaFrence’s employment is terminated due to his death, monthly payments to his estate equal to his base salary immediately prior to such termination for a period of 90 days, (e) in the event Mr. LaFrence’s employment is terminated due to illness, injury or disability, monthly payments equal to his base salary immediately prior to such termination for a period of six months, (f) monthly payments equal to his base salary immediately prior to termination for a period of nine months in the event his employment is terminated without “cause” or Mr. LaFrence resigns for “good reason” not in connection with a “change of control”, plus the greater of the actual prior-year and current-year target bonus times the number of days from the beginning of the current fiscal year through the termination date divided by 365 days, (g) a lump sum payment equal to twelve months of his then base salary plus an amount equal to the prior year bonus, and all unvested stock options held by Mr. LaFrence shall vest in full, in the event his employment is terminated for any reason within twelve months following a change of control, and (h) continuation of medical/dental, disability and life benefits for a period of 12 months following termination of employment pursuant to certain events, subject to Mr. LaFrence’s execution of a release of claims, and except to the extent Mr. LaFrence receives comparable benefits from a new employer within 12 months following termination of employment in which case such benefits shall end upon his enrollment in the new employers plans). The LaFrence Agreement provides that Mr. LaFrence is subject to customary non-competition and non-solicitation of employees and customers covenants for twelve months following termination of employment.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information, on an award-by-award basis, concerning unexercised options to purchase common stock, restricted shares of common stock and common stock that has not yet vested for each named executive officer and outstanding as of December 31, 2022.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END - 2022

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
John A. Roberts	800	(1)	-	(1)	$300.00	7/10/2026
	200	(1)	-	(1)	$375.00	2/21/2027
	21,875	(2)	28,125	(2)	$23.05	3/29/2031
	7,500	(4)	22,500	(4)	$5.00	3/14/2032
Ralf Brandt (6)	666	(1)	-	(1)	$465.42	8/14/2027
	917	(3)	83	(3)	$133.50	5/9/2028
	2,000	(1)	-	(1)	$27.65	1/1/2030
	8,750	(2)	11,250	(2)	$23.05	3/29/2031
Andrew D. C. LaFrence	34,535	(1)	-	(1)	$7.80	5/21/2030
	5,012	(5)	2,749	(5)	$7.80	5/21/2030
	8,750	(3)	11,250	(2)	$23.05	3/29/2031
	5,500	(4)	16,500	(4)	$5.00	3/14/3032
Robert Fremeau (7)	14,583	(3)	35,417	(3)	$12.75	10/24/2031
	3,750	(4)	11,250	(4)	$5.00	3/14/3032

(1) Options are fully vested.

(2) Options vest 25% one year from the grant date and in 36 equal monthly installments thereafter.

(3) 20% of the options vested one year after the grant date, with the remaining options vest in equal monthly installments of 17 options over the next 48 months.

(4) Options vest 25% upon grant and 75% upon the filing of an investigation new drug application for a new chemical entity for Rett Syndrome with the U. S. Food and Drug Administration.

(5) Options were granted to a number of StemoniX employees prior to the Merger and vested based on milestones appropriate for the pre-Merger StemoniX business. On March 4, 2022, the Compensation Committee of the Board of Directors approved a change to vesting criteria for these grants for the StemoniX employees which were based on pre-Merger StemoniX vesting criteria to time-based vesting based on the original grant date of these options, being 25% 1 year (retroactive to the original grant dates in May and July 2020) and the remainder vesting 1/36 per month over the subsequent three years.

(6) On November 29, 2022, the Company terminated the Brandt Agreement effective December 31, 2022.

(7) Effective February 3, 2023 Dr. Fremeau’s employment with the Company was terminated.

Director Compensation

Non-Employee Director Compensation Policy

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

Except as set forth in the table below, the non-employee directors did not receive any cash or equity compensation during 2022:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
John Fletcher	$16,251	$123,731	$-	$-	$139,982
Geoffrey Harris	$21,251	$89,941	$-	$-	$111,192
Howard McLeod	$35,000	$68,128	$-	$-	$103,128
Ping Yeh (3)	$22,500	-	$-	-	$22,500
Joanna Horobin	$12,001	$96,873	$-	$-	$108,874
Paul Hansen	$15,001	$83,527	$-	$-	$98,528
Marcus Boehm (4)	$-	$86,742	$-	$-	$86,742

(1) Represents the aggregate grant date fair value for grants made in 2022 computed in accordance with FASB ASC Topic 718. This calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that the executive will perform the requisite service for the award to vest in full. The assumptions used in valuing options are described in Note 13 to the Company’s financial statements included in this Annual Report on Form 10-K.

(2) Effective with the fourth quarter of 2021, Directors were given the option to receive all or part of their cash fees paid in restricted stock units. Cash fees earned have been reduced for restricted stock units granted in 2022 for fourth quarter 2021 cash fees based on individual director elections.

(3) Mr. Yeh became a non-employee Director in the second quarter of 2022.

(4) Dr. Boehm did not stand for reelection at the 2022 annual meeting. His 2022 stock award therefore did not vest.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 15, 2023 with respect to the beneficial ownership of common stock of the Company by the following: (i) each of the Company’s current directors; (ii) each of the named executive officers; (iii) all of the current executive officers and directors as a group; and (iv) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of the Company’s common stock.

For purposes of the following table, beneficial ownership is determined in accordance with the applicable SEC rules and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, the Company believes that each person or entity named in the table has sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of the Company’s common stock issuable under options that are exercisable on or within 60 days after March 22, 2023 (“Presently Exercisable Options”) are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the common stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the common stock beneficially owned by any other person or entity.

The percentage of the common stock beneficially owned by each person or entity named in the following table is based on 6,267,719 shares of common stock issued and outstanding as of March 15, 2023 plus any shares issuable upon exercise of Presently Exercisable Options held by such person or entity.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
Named Executive Officers, Executive Officers and Directors:
John Fletcher	27,659	(1)	*
Geoffrey Harris	14,953	(2)	*
Howard McLeod	12,317	(3)	*
John A. Roberts	39,399	(4)	*
Joanna Horobin	14,737	(5)	*
Paul Hanson	149,169	(6)	2.38%
Ping Yeh	281,865	(7)	4.49%
Andrew LaFrence	68,934	(8)	1.09%
Robert Fremeau	20,617	(9)	*
All current executive officers and directors as a group (9 persons)	629,649		9.84%

5% Holders
The Robert John Petcavich Living Trust	339,886		5.42%
Khejri Pte LTD	354,509	(10)	5.65%

(*) Less than 1%.

(1) Includes 4,652 shares of common stock underlying options exercisable and 14,457 restricted stock grants vesting on or before May 15, 2023.

(2) Includes 3,533 shares of common stock underlying options exercisable and 9,726 restricted stock grants vesting on or before May 15, 2023.

(3) Includes 3,533 shares of common stock underlying options exercisable and 8,695 restricted stock grants vesting on or before May 15, 2023.

(4) Includes 31,417 shares of common stock underlying options exercisable on or before May 15, 2023.

(5) Includes 3,615 shares of common stock underlying options exercisable and 10,054 restricted stock grants vesting on or before May 15, 2023.

(6) Includes 2,603 shares of common stock underlying options exercisable and 9,423 restricted stock grants vesting on or before May 15, 2023.

(7) Includes 265,624 shares of common stock owned by the Yung-Ping Yeh Revocable Trust, 7,546 shares of common stock underlying options exercisable and 8,695 restricted stock grants vesting on or before May 15, 2023.

(8) Includes 12,823 common shares owned by the Trust Agreement of Andrew David Chapman LaFrence and Kimberly Ann Chapman LaFrence dated August 11, 2017, and 56,111 shares of common stock underlying options exercisable on or before May 15, 2023.

(9) Includes 20,417 shares of common stock underlying options exercisable on or before May 15, 2023.

(10) Includes 3,104 shares of common stock underlying options exercisable on or before May 15, 2023 by Sriram Nadathur, a beneficial owner of Khejri Pte LTD.

Equity Compensation Plan Information

Effective with the Merger, the Vyant Bio 2021 Equity Incentive Plan (the “2021 Plan”) came into effect, pursuant to which the Company’s Board of Directors may grant up to 900,000 of equity-based instruments to officers, key employees, and non-employee consultants. The following table provides information as of December 31, 2022 regarding shares of the Company’s common stock that may be issued under (i) the two legacy equity incentive plans: the Cancer Genetics Inc. 2011 Equity Incentive Plan (the “2011 Plan”), and the StemoniX Inc. 2015 Stock Option Plan (the “2015 Plan”, and together with the 2011 Plan, the “Frozen Stock Option Plans”) and (ii) the 2021 Plan.

	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options and rights (1)	(b) Weighted average exercise price of outstanding options and rights		(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
Equity compensation plans approved by security holders (2)	428,301	$14.97	(3)	391,163	(4)

(1) Does not include any restricted stock as such shares are already reflected in the Company’s outstanding shares, does include 78,801 restricted stock units outstanding as of December 31, 2022.

(2) Consists of the 2011 Plan, the 2015 Plan and the 2021 Plan.

(3) The weighted-average exercise price does not reflect the shares that will be issued in connection with the settlement of RSUs, since RSUs have no exercise price.

(4) Includes securities available for future issuance under the 2021 Plan. The Company is no longer able to issue securities from the 2011 Plan and the 2015 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Other than compensation arrangements for named executive officers and directors, the Company describes below each transaction and series of similar transactions, since the beginning of fiscal year 2022, to which the Company were a party or will be a party, in which:

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

The Company raised approximately $3.9 million from the sale of 2020 Convertible Notes from January 1, 2021 through March 12, 2021 from the following related parties: FOD Capital ($3.6 million); Mr. Hansen ($325 thousand) and Mr. Yeh ($7 thousand). FOD Capital also received a warrant in connection with their investment which upon the close of the Merger was exchanged for a warrant to purchase 28,778 shares of the Company’s common stock at an exercise price of $29.5295 per share.

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

On December 30, 2022, vivoPharm, entered into a Share Purchase Agreement (the “Share Agreement”) with Sabine Brandt as trustee for the Brandt Family Trust (“Buyer”), pursuant to which vivoPharm sold the entirety of the Company’s remaining vivoPharm business for early discovery services, represented by 100% of the outstanding shares of (i) of RDDT a vivoPharm Company Pty Ltd; and (ii) vivoPharm Europe Ltd, to Buyer in exchange for a nominal cash amount, subject to adjustments for closing cash and accounts payable, on and subject to the terms and conditions set forth therein (the “Second Transaction”). The Second Transaction resulted in the Company delivering target closing cash as part of the sold entities of approximately $827,000 and the assumption by Buyer of liabilities of the sold entities aggregating to approximately $2.2 million. The Second Transaction was consummated effective December 31, 2022. Dr. Brandt was an officer of the Company until December 31, 2021 and Mrs. Brandt was employed by vivoPharm Pty Ltd a subsidiary of Vyant Bio.

To complete the disposition of the Company’s former vivoPharm business and to resolve certain issues that have arisen with the Buyer, on March 13, 2023, the Company sold vivoPharm to the Buyer for a nominal sum. As part of the sale of vivoPharm to Buyer, the Company is assuring that vivoPharm has cash of at least $200,000 and the Company is assuming certain specific vivoPharm liabilities, principally liabilities directly associated with the proposed Phase 2 Donepezil clinical trial in Australia (which the Company has placed on hold as it evaluates its strategic alternatives) and vivoPharm tax liabilities through closing. The Transaction was consummated effective March 13, 2023.

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

Director Independence

The Company is currently managed by a seven-member board of directors. All of the Company’s current directors except Mr. Roberts and Mr. Yeh are “independent” as that term is defined under the rules of The NASDAQ Stock Market.

Item 14.	Principal Accounting Fees and Services.

The following table summarizes the fees for professional services rendered by Deloitte & Touche LLP, the Company’s independent registered public accounting firms, for each of the respective last two fiscal years:

Fee Category	2022	2021
Audit Fees	$689,015	$569,234
Audit-Related Fees	100,750	40,000
Tax Fees	-	-
	$789,765	$609,234

Audit Fees

Represents fees for professional services provided in connection with the audit of the Company’s annual financial statements and reviews of the Company’s quarterly interim financial statements.

Audit-Related Fees

Fees related to review of registration statements, acquisition due diligence and statutory audits.

Tax Fees

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. The Audit Committee is required to review and approve the proposed retention of independent auditors to perform any proposed auditing and non-auditing services as outlined in its charter. The Audit Committee has established policies and procedures separate from its charter concerning the pre-approval of auditing and non-auditing related services. As required by Section 10A of the Exchange Act, our Audit Committee has authorized all auditing and non-auditing services provided by Deloitte & Touche LLP during 2022 and 2021 and the fees paid for such services. However, the pre-approval requirement may be waived with respect to the provision of non-audit services for the Company if the “de minimis” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

The Audit Committee has considered whether the provision of Audit-Related Fees, Tax Fees, and all other fees as described above is compatible with maintaining Deloitte & Touche LLP’s independence and has determined that such services for fiscal years 2022 and 2021 were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

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

Vyant Bio, Inc.
(Registrant)

Date: March 31, 2023	/s/ Andrew D. C. LaFrence
Andrew D. C. LaFrence
President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial, Accounting Officer and duly authorized signatory)

SIGNATURES AND POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Andrew D. C. LaFrence, his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this annual report on Form 10-K together with all schedules and exhibits thereto, (ii) act on, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and, (iii) take any and all actions which may be necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act, this annual report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew D. C. LaFrence	President, Chief Executive Officer and Chief Financial Officer	March 31, 2023
Andrew D.C. LaFrence	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ John Fletcher	Chairman of the Board of Directors	March 31, 2023
John Fletcher

/s/ John A. Roberts	Director	March 31, 2023
John A. Roberts

/s/ Geoffrey Harris	Director	March 31, 2023
Geoffrey Harris

/s/ Yung-Ping Yeh	Director	March 31, 2023
Yung-Ping Yeh

/s/ Howard McLeod	Director	March 31, 2023
Howard McLeod

/s/ Joanna Horobin	Director	March 31, 2023
Joanna Horobin

/s/ Paul Hansen	Director	March 31, 2023
Paul Hansen

INDEX TO EXHIBITS

Exhibit No.	Description

2.1#	Stock Purchase Agreement, dated as of August 14, 2017, by and among the Company, the Trustee of The Brandt Family Trust, a trust organized under the laws of Australia, Sabine Brandt, Royal Melbourne Institute of Technology, South Australian Life Science Advancement Partnership, LP, vivoPharm Pty Ltd, Dr. Ralf Brandt, as Shareholders’ Representative and the Management Parties party thereto (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2017).

2.2#	Agreement and Plan of Merger and Reorganization, by and among Cancer Genetics, Inc., StemoniX, Inc., and CGI Acquisition, Inc., dated August 21, 2020 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 24, 2020).

2.3#	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, by and among Cancer Genetics, Inc., StemoniX, Inc., and CGI Acquisition, Inc., dated February 8, 2021 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 8, 2021).

2.4#	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, by and among Cancer Genetics, Inc., StemoniX, Inc., and CGI Acquisition, Inc., dated February 26, 2021 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2021).

2.5#	Share Purchase Agreement, dated December 30, 2022, by and between vivoPharm Pty, Ltd. and Sabine Brandt as trustee for the Brandt Family Trust (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2023).

2.6#	Equity Purchase Agreement, dated November 2, 2022 by and among Vyant Bio, Inc., Reaction Biology Corporation and vivoPharm Pty, Ltd. (incorporated by reference to Exhibit 2.01 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 3, 2022).

2.7#	Share Purchase Agreement, dated December 30, 2022, by and between vivoPharm Pty, Ltd. and Sabine Brandt as trustee for the Brandt Family Trust (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2023).

2.8#	Share Purchase Agreement, dated March 13, 2023, by and between Vyant Bio, Inc. and Sabine Brandt as trustee for the Brandt Family Trust (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2023).

3.1	Fourth Amended and Restated Certificate of Incorporation of Cancer Genetics, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2013).

3.2	Amendment to Certificate of Incorporation of the Company related to the Name Change (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2021).

3.3	Amendment of Certificate of Incorporation, as amended, of Vyant Bio, Inc., dated November 1, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2022).

Exhibit No	Description

3.4	Amended and Restated Bylaws of Cancer Genetics, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1/A (File No. 333-178836), filed with the Securities and Exchange Commission on April 30, 2012).

3.5	Amendment to Amended and Restated Bylaws of Vyant Bio, Inc., dated December 16, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2022).

4.1	Specimen Common Stock certificate of Cancer Genetics, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A (File No. 333-178836), filed with the Securities and Exchange Commission on May 16, 2012).

4.2	Form of October 2012 Warrant issued by Cancer Genetics, Inc. to John Pappajohn and Mark Oman (incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-1/A (File No. 333-178836), filed with the Securities and Exchange Commission on October 23, 2012).

4.3	Registration Rights Agreement, dated as of August 14, 2017, by and between the Company and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2017).

4.4	Omnibus Warrant Amendment to Warrant Issued to Lenders, dated as of June 30, 2018 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 5, 2018).

4.5	Form of Underwriter Warrants of Cancer Genetics, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 10, 2019).

4.6	Form of Placement Agent Warrants of Cancer Genetics, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 29, 2019).

4.7*	Description of Securities.

Exhibit No.	Description

4.8	Form of Underwriter Warrants of Cancer Genetics, Inc., dated November 2, 2020 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2020).

4.9	Form of Common Warrant dated February 1, 2021 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2021).

4.10	Form of Placement Agent Warrant dated February 1, 2021 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2021).

4.11	Warrant dated February 16, 2021 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2021).

4.12	Form of Exchange Warrant dated March 30, 2021 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2021).

10.1†	Amended and Restated 2008 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1/A (File No. 333-178836), filed with the Securities and Exchange Commission on October 23, 2012).

10.2†	Form of Notice of Stock Option Grant under 2008 Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-178836), filed with the Securities and Exchange Commission on December 30, 2011).

10.3†	Form of Stock Option Grant Agreement under 2008 Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 333-178836), filed with the Securities and Exchange Commission on December 30, 2011).

10.4†	Form of Exercise Notice and Restricted Stock Purchase Agreement under 2008 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-178836), filed with the Securities and Exchange Commission on December 30, 2011).

10.5†	Form of Stock Option Grant Agreement under 2011 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-178836), filed with the Securities and Exchange Commission on December 30, 2011).

10.6†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-178836), filed with the Securities and Exchange Commission on December 30, 2011).

Exhibit No.	Description

10.7	Restated Registration Rights Agreement, between Cancer Genetics, Inc., Mark Oman and John Pappajohn, dated October 17, 2012 (incorporated by reference to Exhibit 10.54 of the Company’s Registration Statement on Form S-1/A (File No. 333-178836), filed with the Securities and Exchange Commission on October 23, 2012).

10.8†	2011 Equity Incentive Plan, as amended and restated effective May 14, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (File No. 333-205903), filed with the Securities and Exchange Commission on July 28, 2015).

10.9†	Employment Agreement of John Roberts, dated June 27, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016).

10.10†	Amendment, dated as of October 11, 2016, to Amended and Restated Cancer Genetics, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on October 12, 2016).

10.11	Form of Warrant issued to lenders dated March 22, 2017 (incorporated by reference to Exhibit 10.83 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 2017).

10.12	Common Stock Purchase Agreement, dated as of August 14, 2017, by and between the Company and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2017).

10.13†	Employment Agreement with Ralf Brandt, dated August 15, 2017 (incorporated by reference to Exhibit 10.81 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 16, 2019).

10.14	Form of Securities Purchase Agreement dated January 28, 2021 (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2021).

10.15	Form of Registration Rights Agreement dated January 28, 2021 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2021).

10.16	Form of Warrant Exchange and Amendment Agreement, dated as of November 20, 2020, by and between Cancer Genetics, Inc. and the Holders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2020).

10.17	Form of Securities Purchase Agreement dated February 10, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2021).

Exhibit No.	Description

10.18†	Vyant Bio, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2021).

10.19†	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2021).

10.20†	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2021).

10.21†	Form of Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2021).

10.22†	Employment Agreement, dated March 30, 2021, between the Company and Yung-Ping Yeh (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2021).

10.23†	Employment Agreement, dated March 30, 2021, between the Company and Andrew D. C. LaFrence (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2021).

10.24†	Amendment No. 1 to Employment Agreement, dated March 30, 2021, between the Company and John A. Roberts (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2021).

10.25†	Employment Agreement, dated October 25, 2021, between the Company and Robert Fremeau (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2022).

10.25***	Research and Collaboration Agreement dated November 27, 2019 by and among Atomwise Inc., Atomwise-StemoniX JV1, LLC, and StemoniX, Inc. (incorporated by reference to Exhibit 10.41 of the Company’s Registration Statement on Form S-4/A (File No. 333-249513), filed with the Securities and Exchange Commission on February 8, 2021).

10.26	Limited Liability Company Agreement of Atomwise-StemoniX JV1, LLC dated November 27, 2019 by and among Atomwise-StemoniX JV1, LLC, Atomwise Inc., StemoniX, Inc. (among other parties) (incorporated by reference to Exhibit 10.42 of the Company’s Registration Statement on Form S-4/A (File No. 333-249513), filed with the Securities and Exchange Commission on February 8, 2021).

10.27***	Amended and Restated Non-Exclusive License Agreement dated April 1. 2017 as amended, by and between iPS Academia Japan, Inc. and StemoniX, Inc. (incorporated by to Exhibit 10.43 of the Company’s Registration Statement on Form S-4/A (File No. 333-249513), filed with the Securities and Exchange Commission on February 8, 2021).

Exhibit No.	Description

10.28***	Non-Exclusive License Agreement dated January 29, 2016 by and between ID Pharma Co., Ltd. and the Company (incorporated by reference to Exhibit 10.44 of the Company’s Registration Statement on Form S-4/A (File No. 333-249513), filed with the Securities and Exchange Commission on February 8, 2021).

10.29†	StemoniX, Inc. 2015 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (File No. 333-256225), filed with the Securities and Exchange Commission on May 18, 2021).

10.30	Lease Agreement dated January 7, 2022 by and between StemoniX, Inc. and Nancy Ridge Technology Center, L.P. (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2022).

10.31	Lease Agreement dated July 17, 2017 by and between StemoniX, Inc. and WBL Properties 1 LLC (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2022).

10.32	First Amendment to Lease dated August 10, 2020 by and between StemoniX, Inc. and WBL Properties 1 LLC (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2022).

10.33	Second Amendment to Lease dated September 29, 2020 by and between StemoniX, Inc. and WBL Properties 1 LLC (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2022).

10.34	Purchase Agreement dated March 28, 2022 between Lincoln Park Capital, LLC and Vyant Bio, Inc (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2022).

10.35	Registration Rights Agreement dated March 28, 2022 between Lincoln Park Capital, LLC and Vyant Bio, Inc (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2022).

10.36	Equity Distribution Agreement, dated April 8, 2022, by and between Vyant Bio, Inc. and Canaccord Genuity LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 11, 2022).

21.1*	List of Subsidiaries

24.1*	Power of attorney (included on the signature page).

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File-the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.
***	Portions of the exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. A copy of any omitted portions will be furnished to the Securities and Exchange Commission upon request.
†	Indicates a management contract or compensation plan, contract or arrangement.
#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. VYNT hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

